Form 10-K
period 2007-08-31
Zep Inc.
filed 2007-11-29
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended August 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to             .

Commission file number 1-33633.

Zep Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0783366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1310 Seaboard Industrial Avenue, Atlanta, Georgia	30318-2825
(Address of principal executive offices)	(Zip Code)

(404) 352-1680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock ($0.01 Par Value)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐                            Accelerated Filer  ☐                            Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐    No  ☒

On February 28, 2007, the registrant’s common stock was not publicly traded.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 21,387,704 shares as of November 23, 2007.

Zep Inc.

PART I

Item 1. Business

Zep Inc. (“Zep”) is a leading producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. Our product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, and pest and weed control products. We continually expand our product portfolio and service offerings through the introduction of new products and formulations as well as new services to meet the demands of the industry and our customers. We market these products and services under well recognized and established brand names, such as Zep®, Zep Commercial®, Enforcer®, and Selig™ , some of which have been in existence for more than 70 years. We reach our customers through an experienced, international organization composed of approximately 1,600 sales representatives, supported by highly skilled research and development and technical services teams, who collectively provide creative solutions for our customers’ diverse cleaning and maintenance needs by utilizing their extensive product expertise and providing customized value added services that we believe distinguish us among our competitors. Our highly trained and experienced representatives further differentiate us from our competition by providing knowledge and consultation that reduces our customers’ total cost of ownership.

Through our direct sales organization, we provide convenient, highly effective cleaning and maintenance solutions to approximately 350,000 customers in a broad array of commercial, industrial, and institutional end-markets, including transportation, food processing and service, manufacturing, government, and housekeeping. These customers include government entities and businesses ranging from small sole proprietorships to large corporations. In addition, our products are sold to contractors, small business owners, and homeowners who want to purchase professional strength cleaning products through large and small home improvement retailers. The home improvement channel is supported by sales and management personnel who focus on customers such as The Home Depot, Wal-Mart, Ace Hardware, True Value, Lowe’s, Menard’s, and HD Supply.

We sell our products to customers primarily in the United States (81% of 2007 net sales), Canada (11% of 2007 net sales), and Western Europe (8% of 2007 net sales). For the fiscal year ended August 31, 2007, we generated net sales of $565.9 million and net income of $14.1 million.

We were incorporated in 2007 under the laws of Delaware. We formerly were a wholly owned subsidiary of Acuity Brands, Inc. (“Acuity Brands”). On July 23, 2007, Acuity Brands announced its intention to spin-off its specialty products business from its other businesses. On October 31, 2007, Acuity Brands completed the spin-off of Zep Inc. Acuity Brands distributed all of the shares of Zep common stock, par value $.01 per share, to Acuity Brands’ stockholders of record as of October 17, 2007. The spin-off was completed through a pro rata distribution to Acuity Brands stockholders consisting of one share of our common stock for every two shares of Acuity Brands shares owned by Acuity Brands’ stockholders as of the close of business on October 17, 2007, the record date for the distribution. Acuity Brands has received a ruling from the Internal Revenue Service that, based on certain facts, assumptions, representations, and undertakings set forth in the ruling, the distribution will be tax-free to Acuity Brands and its stockholders for U.S. federal income tax purposes, except with respect to cash received in lieu of fractional share interests, which generally will be taxable. Also, Acuity Brands and Zep Inc. have received an opinion from their external counsel supporting the spin-off’s tax-free status. Zep’s common stock is listed on the New York Stock Exchange under the ticker symbol “ZEP.”

Brands

Zep Inc. markets its products and services under well recognized and established brand names, such as Zep®, Zep Commercial® , Enforcer®, and Selig™, some of which have been in existence for more than 70 years. A summary of our strong portfolio of brands, which provide customers with highly valued products and services across a broad array of commercial, industrial, institutional, and consumer end-markets is provided below:

•

Zep® is our flagship brand and represents our largest portfolio of cleaning and maintenance solutions for commercial, industrial, and institutional customers needing highly effective product solutions and professional technical support.

•	Zep Commercial® provides professional cleaning and plumbing chemical products targeted to contractors and small business owners and are currently sold through The Home Depot and HD Supply.

•	The Enforcer® brand provides retail plumbing and pest and weed control products sold through home improvement retailers.

•

Selig™ offers commercial, industrial, and institutional customers a broad range of cleaning solutions sold largely in the Southeastern U.S through a direct sales force. Selig is also now available through home improvement retailers under the Selig Commercial brand.

We have licenses for two other brands, the ArmorAll® Professional brand and a line of cleaners under the Rubbermaid® Commercial brand name. We licensed the ArmorAll Professional name from The Clorox Company in 2002 to produce and sell a premium line of cleaning products for the transportation end-market. In 2003, we licensed and developed a line of cleaners under the Rubbermaid brand name that we currently sell primarily to Wal-Mart and Menard’s.

Industry

According to the 2006 Kline Group report, the United States commercial, industrial, and institutional cleaning chemicals market is an estimated $9.6 billion market. We believe we are one of the top four market leaders, which together hold slightly more than 40% of the total market share. We estimate that our greater than 3% market share trails only that of Ecolab and JohnsonDiversey. The market is highly fragmented and is served by hundreds of regional and niche participants who sell either directly to end-users or through distributors. Approximately two-thirds of the market is currently served through distributors while one-third of the market is currently served through direct sales. We are a market leader in the direct sales channel and the significant majority of our historical revenues have come from this channel. In general, the commercial, industrial, and institutional end-market enjoys growth consistent with GDP due to favorable end-market demographics, increasing government regulations, health and safety concerns, and consumer demand for cleanliness.

Additionally, based on our estimates and industry research, we estimate the total size of the retail cleaning chemicals market is approximately $5.5 billion. This market is served through channels including grocery, mass merchandisers, home improvement, drug, and other specialty retailers. We primarily sell through the home improvement channel, which only serves a portion of the overall retail cleaning chemicals market. We believe sales through the home improvement channel are experiencing above market growth as customers diversify their purchasing locations.

While consumption of cleaning and maintenance products is somewhat discretionary, in health-driven, sophisticated markets such as North America and Western Europe, health and safety regulations and customer expectations buffer demand downturns. Increased legislation regulating food, health, and safety requires increased frequency of use, thus fueling increases in demand. Health and safety regulations are also shrinking the pool of available chemicals. Together, these trends are driving demand and development of improved product formulations and application methods.

We believe end-users in our markets are beginning to demand more effective and efficient products. Additionally, many corporate buyers are increasing centralized corporate buying activities and consolidating their respective purchases and suppliers. These demand factors should offer opportunities for broad product line suppliers like us, with national presence and support, formulation expertise, and distribution capabilities.

Our Products, Services, and Customers

Products. We produce a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer customers. We have more than 2,300 unique formulations that are used in manufacturing products for our customers.

Services. We have a well-trained and experienced sales team, supported by our highly skilled research and development and technical services teams that provide creative customized solutions for our customers’ diverse cleaning and maintenance needs. We provide value-added services to customers on application uses, safety aspects, product selection, specific formulations, inventory management, customer employee training, and equipment and dispensers. Accordingly, our customers benefit from a more effective solution that includes a total cost of ownership for their cleaning and maintenance needs that we believe is superior to our competitors’ offerings.

Customers. We sell cleaning and maintenance solutions directly to approximately 350,000 customers. Our commercial, industrial, and institutional customers include government entities and businesses ranging from small sole proprietorships to large corporations. In addition, our cleaning and maintenance solutions are sold to contractors, small business owners, and homeowners who want to purchase professional strength cleaning products through home improvement retailers such as The Home Depot, Wal-Mart, Ace Hardware, True Value, Lowe’s, Menard’s, and HD Supply. Net sales from The Home Depot, our largest customer, accounted for approximately 11% of our total net sales during the fiscal year ended August 31, 2007, and 12% of our net sales during the fiscal years ended August 31, 2006 and 2005. Our next largest customer accounted for less than 1% of our net sales during the fiscal years ended August 31, 2007, 2006, and 2005.

Our cleaning and maintenance solutions are developed for customers in targeted end-markets, including the transportation, food processing and service, manufacturing, government, housekeeping, and contractors and small business owners markets. A summary of our product offerings, our representative brands, and the customers served in each of these end-markets is provided in the table below.

END-MARKETS	KEY PRODUCTS OFFERED	BRANDS	CUSTOMERS
Transportation	Interior and exterior vehicle cleaning products, solvents, degreasers, parts washers, lubricants, and hand care products	• Zep • Selig • ArmorAll Professional	Automotive repair facilities, car washes, car dealers, aircraft, public transport, car rental facilities, trucks, trains, and construction vehicles

Food Processing and Service	Cleaners and sanitizers, kitchen cleaners, deodorizers, hand care products, and dispensing equipment	• Zep • Selig	Farms, meat processing facilities, bakeries, grocery stores, and full and quick-serve restaurants

Manufacturing	Cleaners, degreasers, solvents, parts washers, lubricants, and hand care products	• Zep • Selig	Federal, state and local government agencies, including cities, school districts, military, and police and fire departments

Government	Cleaners, degreasers, floor care, hand care products, deodorizers, and dispensing equipment	• Zep • Selig	Federal, state and local government agencies, including cities, school districts, military, and police and fire departments

Housekeeping	Floor care, laundry systems, bathroom care, glass care, deodorizers, hand care products, and other janitorial products	• Zep • Selig	Hospitality, healthcare, entertainment, and other industries that use janitorial housekeeping products

Contractors and Small Business Owners	Cleaners, degreasers, floor care, bathroom care, glass care, drain care, pressure wash products, and pest control products	• Zep Commercial • Enforcer • Selig Commercial • Rubbermaid Commercial	Small business owners, contractors, and homeowners

Sales

Our sales organization consists of approximately 1,600 sales representatives worldwide. Our compensation model is primarily commission-based. Net sales are largely dependent on the hiring, training, and retention of the commissioned sales representatives.

Our sales organization covers the United States, Canada, Italy, Belgium, Luxemburg, the Netherlands, and certain other smaller markets. As of August 31, 2007, the commercial, industrial, and institutional end-markets are serviced primarily through approximately 1,150 sales representatives in the United States, 145 sales representatives in Canada, and 270 sales representatives throughout Europe, supplemented by customer and technical service personnel. Our customers in the home improvement channel are served by approximately 35 salaried sales and management personnel.

Manufacturing

We manufacture products at six facilities located in the United States, Canada, the Netherlands, and Italy. The three United States facilities produce approximately 89% of our manufactured product; the Canadian facility produces approximately 7%; and the two European facilities produce approximately 4%. Certain finished goods purchased from contract manufacturers and finished goods suppliers supplement the manufactured product line. Sales of outsourced product currently account for approximately 19% of our net sales volume. Outsourced product is predominately manufactured in the United States. Management does not believe the loss of any one supplier of outsourced product would have a material adverse impact on our results of operations.

Distribution

Products sold to commercial, industrial, and institutional end-markets are shipped from 46 strategically located branch warehouses throughout North America and Europe, which are supplied directly from our production facilities, and by one large distribution center in Atlanta, Georgia. The products sold to home improvement retailers are distributed nationwide from the Emerson, Georgia plant and one other warehouse. Products are primarily delivered through common and local carriers.

Research and Development

We employ approximately 40 chemists who develop product systems that provide comprehensive solutions for broad-based customer applications and who work in our technical services area supporting both our sales representatives and customers. Efforts to enhance existing formulations by utilizing new raw materials or combinations of raw materials have resulted in both new and improved products. Special emphasis has been placed on the development of environmentally preferable products based on renewable and environmentally preferred raw materials, such as the recent expansion of our GreenLink™ product line. Technical expertise is employed to incorporate proven technologies into new applications. Our research and development expense for each of the fiscal years ended August 31, 2007 and 2006, excluding technical services and packaging engineering, was $2.3 million, and was $2.2 million for the fiscal year ended August 31, 2005.

Competition

The cleaning and maintenance solutions industry is highly competitive. Overall, competition is fragmented in the commercial, industrial, and institutional end-markets, with numerous local and regional operators selling directly to customers, distributors, and a few national competitors. Many of these competitors offer products in some, but not all, of the markets we serve. Competition is based primarily on brand name recognition, price, product quality, and customer service. Competitors in the commercial, industrial, and institutional end-market include but are not limited to Ecolab, Inc., JohnsonDiversey, Inc., NCH Corporation, Rochester Midland Corporation, and State Chemical Manufacturing Company. Many companies compete within the broader retail market for cleaning chemical products including but not limited to Church & Dwight Co., Inc., Procter and Gamble, Reckitt Benckiser plc, S.C. Johnson & Sons, Inc., Sunshine Makers, Inc., and The Clorox Company. We also compete in the home improvement channel with pest control companies such as Bayer, A.G., Spectrum Brands, Inc., and The Scott’s Company. Furthermore, barriers to entry and expansion in the industry are low, which may lead to additional competitive pressure in the future.

Patents, Licenses, and Trademarks

We own or have licenses to use various domestic and foreign patents and trademarks related to our formulations and products, processes, and businesses. These intellectual property rights, particularly the trademarks relating to our products, are important factors for our businesses. While patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us.

To protect these proprietary rights, we rely on copyright, patent, trade secret, and trademark laws. Despite these protections, unauthorized parties may attempt to infringe on our intellectual property. Our management is not aware of any such material unauthorized use or of any pending claims where we do not have the right to use any intellectual property material to our business.

Raw Materials

The key raw materials we use in our products are surfactants, polymers and resins, fragrances, solvents and other petroleum-based materials, and packaging materials. We purchase most raw materials on the open market and rely on third parties for the sourcing of some finished goods. Accordingly, the cost of products sold may be affected by changes in the market price of the above-mentioned raw materials or the sourcing of finished goods. Due to the mix of purchases (raw materials, components parts, and finished goods), timing of price increases, and other economic and competitive forces within the supply chain, it is not possible to determine the financial impact of future changes in the market price of these raw materials.

We do not expect to engage in significant commodity hedging transactions for raw materials, though we have committed and will continue to commit to purchase certain materials for specified periods of time. Many of the raw materials we use are petroleum-based and, therefore, subject to the availability and price of oil. Significant increases in the prices of our products due to increases in the cost of raw materials could have a negative effect on demand for products and on profitability. While we have generally been able to pass along these increases in cost in the form of higher selling prices for our products, some customer conservation may have a negative impact on our sales volume. There can be no assurance that future disruptions in either supply or price of these materials will not negatively affect future results.

We constantly monitor and investigate alternative suppliers and materials based on numerous attributes including quality, service, and price. Additionally, we have conducted internet auctions as a method of competitive bidding. Our ongoing efforts to improve the cost effectiveness of our products and services may result in a reduction in the number of our suppliers. A reduction in the number of suppliers could cause increased risk associated with reliance on a limited number of suppliers for certain raw materials and finished goods.

Seasonality and Cyclicality

Our business exhibits some seasonality, with net sales being affected by weather and the annual budget cycles of major customers. Historically, due to this seasonality, the second half of our fiscal year is much stronger in terms of sales, earnings, and cash flow than the first half. In addition, our net sales are dependent on the retail, wholesale, and industrial markets and demand for these markets is generally associated with GDP in the United States. Economic downturns and the potential decline in key markets and demand for cleaning and maintenance products may have a material adverse effect on our net sales and operating income.

Environmental Regulation

Our operations are subject to federal, state, local, and foreign laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes, and to the remediation of contaminated sites. Permits and environmental controls are required for certain of our operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. We will incur capital and operating costs relating to environmental compliance on an ongoing basis. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial. While we believe that we are currently in substantial compliance with all material environmental laws and regulations, there can be no assurance that we will not incur significant costs to remediate violations of such laws and regulations, particularly in connection with acquisitions of existing operating facilities, or to comply with changes in, or stricter or different interpretations of, existing laws and regulations. Such costs could have a material adverse effect on our results of operations.

Employees

As of August 31, 2007, we had approximately 2,830 employees, including 2,180 in the United States, 320 in Canada, and 330 in Europe. Of our approximate 2,830 employees, we estimate that 220 were members of nine unions in the United States and Europe.

International Operations

See Note 11: Geographic Distribution of Operations of the Notes to Combined Financial Statements for information regarding the geographic distribution of net sales, operating profit, and long-lived assets.

Information Concerning Zep Inc.

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to these reports), together with all reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 by our officers, directors, and beneficial owners of 10% or more of our common stock, available free of charge through the “SEC Filings” link on our website, located at www.zepinc.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on our website is not incorporated by reference into this Annual Report on Form 10-K. Our reports are also available at the Securities and Exchange Commission’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549 or on their website at www.sec.gov.

Additionally, we have adopted a written Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including its principal executive officer and senior financial officers. This Code of Ethics and Business Conduct is being filed as Exhibit 14 to this Annual Report on Form 10-K. The Code of Ethics and Business Conduct and our Corporate Governance Guidelines are available free of charge through the “Corporate Governance” link on our website at www.zepinc.com. Additionally, the charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, and the rules and procedures relating thereto, are available free of charge through the “Corporate Governance” link on our website. Each of the Code of Ethics and Business Conduct, the Corporate Governance Guidelines, and the aforementioned committee charters is available in print to any of our stockholders that request such document by contacting our Investor Relations department.

Item 1a. Risk Factors

Risks Related to our Business

Our results can be adversely affected by fluctuations in the cost or availability of materials used in our manufacturing processes.

The key raw materials we use in our products are surfactants, polymers and resins, fragrances, water, and solvents, and other petroleum-based materials. We do not expect to engage in significant commodity hedging transactions for raw materials, though we have committed and will continue to commit to purchase certain materials for specified periods of time. Significant increases in the prices of our products due to increases in the cost of raw materials or packaging materials could have a negative effect on demand for products and on profitability. Many of the raw materials that we use are petroleum-based and, therefore, subject to the availability and price of oil. Failure to effectively manage future increases in the costs of these materials could adversely affect our ability to achieve operating margins acceptable to stockholders. Furthermore, there are a limited number of suppliers for some of our raw materials, packaging materials, and finished goods. Our profitability and volume could be negatively impacted by limitations inherent within the supply chain of certain of these materials, including competitive conditions, governmental issues, legal issues, natural disasters, and other events that could impact both the availability and price of the materials.

We face significant competition and may face more significant competition in the future.

The cleaning and maintenance solutions industry is highly competitive. Overall, competition is fragmented in the commercial, industrial, and institutional end-market, with numerous local and regional operators selling directly to customers, distributors, and a few national competitors. Many of these competitors offer products in some of the markets we serve. Competition is based primarily on brand name recognition, price, product quality, and customer service. Competitors in the commercial, industrial, and institutional end-market include but are not limited to Ecolab, Inc., JohnsonDiversey, Inc., NCH Corporation, Rochester Midland Corporation, and State Chemical Manufacturing Company. Many companies compete within the broader retail market for cleaning chemical products including but not limited to Church & Dwight Co., Inc., Procter and Gamble, Reckitt Benckiser plc, S.C. Johnson & Sons, Inc., Sunshine Makers, Inc., and The Clorox Company. We also compete in the home improvement channel with pest control companies such as Bayer, A.G., Spectrum Brands, Inc., and The Scott’s Company. Furthermore, barriers to entry and expansion in the industry are low, which may lead to additional competitive pressure in the future. We cannot assure you that we will be able to continue to compete successfully against current or future competitors or that change in the source or intensity of competitive pressure in the industry will not result in reduced market share that could negatively impact our results of operations, financial condition, or cash flows.

We may develop unexpected legal contingencies or lose insurance coverage.

We are subject to various claims, including legal claims arising in the normal course of business. We are insured up to specified limits for certain types of claims with a self-insurance retention of $0.5 million per occurrence, including toxic tort and other product liability claims, and are fully self-insured for certain other types of claims, including environmental, product recall, commercial disputes, patent infringement and errors and omissions. We establish reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters, if unfavorable, could have a material adverse effect on our results of operations, financial position or cash flows. In addition, we cannot assure you that we will be able to maintain current levels of insurance coverage for all matters that are currently insured for costs that we consider reasonable. Our insurance coverage is negotiated on an annual basis, and our insurance policies in the future may have coverage exclusions that would cause our costs for claims to rise.

We are subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which we operate, and we may be exposed to substantial environmental, health, and safety costs and liabilities.

We are subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose increasingly stringent environmental, health, and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment, and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, and the remediation of environmental contamination and working conditions for our employees. Some environmental laws, such as Superfund, the Clean Water Act, and comparable laws in U.S. states and other jurisdictions world-wide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment. These laws may impact the manufacture and distribution of our products and place restrictions on the products we can sell in certain geographical locations.

The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental liabilities associated with divested assets, third party locations, and past activities. We have established reserves for environmental remediation activities and liabilities where appropriate. However, the cost of addressing environmental matters (including the timing of any charges related thereto) cannot be predicted with certainty, and these reserves may not ultimately be adequate, especially in light of potential changes in environmental conditions, changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, our potential liability to remediate sites for which provisions have not previously been established and the adoption of more stringent environmental laws. Such future developments could result in increased environmental costs and liabilities and could require significant capital and other ongoing expenditures, any of which could have a material adverse effect on our financial condition or results. Furthermore, the failure to comply with our obligations under the environmental laws and regulations could subject us to administrative, civil, or criminal penalties, obligations to pay damages or other costs, and injunctions or other orders, including orders to cease operations. In addition, the presence of environmental contamination at our properties could adversely affect our ability to sell property, receive full value for a property, or use a property as collateral for a loan.

In June 2007, we reached a final resolution of the investigation by the United States Department of Justice (DOJ) of certain environmental issues at our primary manufacturing facility, located in Atlanta, Georgia. The DOJ’s investigation focused principally on past conduct involving the inaccurate reporting of certain wastewater sampling results to the City of Atlanta and conduct that interfered with the City of Atlanta’s efforts to sample our wastewater pretreatment plant effluent. We entered a guilty plea to one felony count of failure to comply with our wastewater permit, agreed to pay a fine of $3.8 million and to be subject to a three-year probation period incorporating a compliance agreement with the United States Environmental Protection Agency (EPA). A material breach by us of the compliance agreement could lead to a material loss of business, a material disruption of production, and materially higher operating costs.

We are currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by Zep have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which Zep has been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party, (1) Zep is one of many other identified generators who have reached an agreement on the allocation of costs for cleanup among the various generators and Zep’s potential liability is not material; or (2) Zep has been identified as a potential generator and the sites have been remediated by EPA or by a state for a cost that is not material; or (3) other generators have cleaned up the site and have not pursued a claim against Zep and Zep’s liability, if any, would not be material.

With respect to the only active site involving property which we own and where we have been named as a potentially responsible party—our property on Seaboard Industrial Boulevard in Atlanta, Georgia—we and the current and former owners of adjoining properties had reached agreement to share the expected costs and responsibilities of implementing an approved corrective action plan under the Georgia Hazardous Response Act (HSRA) to periodically monitor property along a nearby stream for a period of five years ending in 2009. Subsequently, samples were taken from certain sumps at the Seaboard facility in connection with the DOJ investigation, and sample results from some of the sump tests indicated the presence of certain hazardous substances. As a result, we notified the Georgia Environmental Protection Division and are conducting additional soil and groundwater studies pursuant to HSRA.

Based on the results to date of the above-mentioned studies, we plan to conduct voluntary subsurface remediation of the site. Our current estimate is that over approximately the next five years we will expend between $1.0 million and $7.5 million for the voluntary subsurface remediation, primarily to remove contaminants from soil underlying one of our manufacturing buildings, and in May 2007 we accrued a pre-tax liability of $5.0 million representing our best estimate of costs associated with remediation and other related environmental issues. Further sampling and engineering studies could cause us to revise the current estimate.

We use hazardous materials and chemicals in our manufacturing processes which could result in claims against us.

We use a variety of hazardous materials and chemicals in our manufacturing processes and in connection with maintenance work on our manufacturing facilities. Because of the nature of these substances or related residues, we may be liable for certain costs, including, among others, costs for health-related claims or removal or re-treatment of such substances. In addition, although we have developed environmental, health, and safety programs for our employees, including measures to reduce employee exposure to hazardous substances, and conduct regular assessments at our facilities, we may be involved in claims and litigation filed on behalf of persons alleging injury as a result of occupational exposure to substances or other hazards at our current or former facilities. Due to the unpredictable nature of personal injury litigation, it is not possible to predict the ultimate outcome of any such claims or lawsuits that may arise. If any such claims and lawsuits, individually or in the aggregate, were resolved against us, our results of operations and cash flows could be adversely affected.

If our products are improperly manufactured, packaged, or labeled or become adulterated, we may need to recall those items and may experience product liability claims if consumers are injured.

We may need to recall some of our products if they are improperly manufactured, packaged, or labeled or if they become adulterated. Our quality control procedures relating to the raw materials, including packaging, that we receive from third-party suppliers as well as our quality control procedures relating to our products after our products are formulated and packaged may not be sufficient. We have previously initiated a product recall as a result of potentially faulty packaging of our products, and widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We may also be liable if the use of any of our products causes injury, and could suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business and financial results.

We rely on a variety of third party service providers for transportation of our products between our facilities and from our facilities to our customers.

We rely upon third party carriers for safe and timely delivery of our shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor difficulties, inclement weather, terrorist activity, and increased fuel costs. Furthermore, mishandling of our products by the third party carriers could subject us to product liability claims or other costs and liabilities.

Disruptions at our most significant facilities could affect our profitability and harm our relationship with significant customers.

Over the past three years, more than 50% of our manufactured products were produced at our Atlanta, Georgia (Seaboard) facility. In addition, our Emerson, Georgia facility packages the majority of our products sold to retail end-markets. We also maintain a national distribution center in Atlanta, Georgia and a centralized customer service call center in Marietta, Georgia. A material disruption of the operations of any of these facilities due to a natural disaster, work stoppages, power outages, or any other cause could have an adverse effect on our ability to maintain desired levels of profitability and volume and could affect our relationship with our most significant customers.

We may be unable to sustain significant customer relationships.

Relationships forged with customers, including The Home Depot, which represented approximately 11% of our total net sales in the fiscal year ended August 31, 2007, and 12% of our total net sales in each of the fiscal years ended August 31, 2006 and August 31, 2005, are directly impacted by our ability to deliver high quality products and service. We do not have a written contract obligating The Home Depot to purchase our products. The loss of or substantial decrease in the volume of purchases by The Home Depot would harm our sales and profitability.

We may not be able to attract and retain sufficiently qualified sales representatives and other personnel.

Our success is dependent upon the continued service of our highly skilled workforce and our ability to attract and retain new personnel. The challenge to attract top talent is a formidable one given the competition for such talent within our markets. In particular, we have historically experienced substantial turnover in sales representatives who have less than two years experience. This turnover in our sales force on a monthly basis increases our hiring and training expenses and can interrupt continuity with some of our customers. In addition, one of our strategies is to expand our sales efforts into alternative sales channels, including wholesale distribution. Widespread sales of our products through wholesale distribution could reduce the sales of our products by sales representatives in certain regions, which could lead to the loss of sales representatives and/or disputes over the terms of sales and commission agreements. Significant employee turnover and failure to maintain a qualified workforce could have a material adverse effect on our results of operations.

If we are unable to protect our information and telecommunication systems against disruptions or failures, our operations could be disrupted.

We are increasingly dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for fulfilling and invoicing customer orders, applying cash receipts, determining reorder points and placing purchase orders on our suppliers, making cash disbursements, blending chemicals, and conducting digital marketing activities, data processing, and electronic communications among our locations and between company personnel and our customers and suppliers. We also depend on our telecommunication systems for communications between company personnel and our customers and suppliers. We have experienced system disruptions in the past that have adversely affected our ability to effectively manage our operations and service our customers. Future system disruptions, security breaches, or shutdowns could significantly disrupt our operations or may result in financial damage or loss because of lost or misappropriated information.

We may not properly execute, or realize anticipated cost savings or benefits from, our ongoing customer service, supply chain, information technology, or other initiatives.

Our success is partly dependent upon properly executing, and realizing cost savings or other benefits from, our ongoing customer supply chain, information technology, and other initiatives. These initiatives are primarily designed to make us more efficient in the sales, manufacture, and distribution of our products. These initiatives are often complex, and a failure to implement them properly may, in addition to not meeting projected cost savings or benefits, result in an interruption to our sales, manufacturing, logistics, customer service, or accounting functions. Furthermore, we have invested a significant amount of capital into a number of these initiatives, which might have been more efficiently used if the full cost savings or benefits are not realized. Any of these results could have a material adverse effect on our business and financial results including the requirement to reduce the book value of some assets.

We may pursue future growth through strategic acquisitions from which we may not receive the benefits that we anticipate.

We may endeavor to expand and improve our business through strategic acquisitions. We will gain from such activity only to the extent that we can effectively leverage the assets, including personnel, and operating processes of the acquired businesses. Uncertainty is inherent within the acquisition process, and unforeseen circumstances arising from future acquisitions could offset our anticipated benefits. Any of these factors could adversely affect our results of operations, including our ability to generate positive operating cash flows.

We are subject to risks related to our operations outside the United States.

We have operations outside the United States. Net sales outside the United States represented approximately 19% of our total net sales for the fiscal year ended August 31, 2007. Furthermore, as of August 31, 2007, approximately 11% of our products were manufactured outside the United States. In addition to the risks that are common to both our U.S. and non-U.S. operations, we face risks related to our foreign operations such as:

•	foreign currency fluctuations;

•	unstable political, economic, financial, and market conditions;

•	trade restrictions;

•	increases in tariffs and taxes;

•	high levels of inflation;

•	restrictions on repatriating foreign profits back to the United States;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	higher social and legal costs;

•	reliance on local management;

•	interpretation of foreign laws and regulations; and

•	changes in labor conditions and difficulties in staffing and managing international operations.

Some of these risks have affected our business in the past and may have a material adverse effect on our business, financial condition, results of operations, and cash flows in the future.

Our results depend upon the continued vitality of the markets we serve.

Economic downturns, and in particular downturns that affect the transportation, food processing and service, manufacturing, government and housekeeping markets, can adversely impact our end-users. During such downturns, these end-users typically reduce their volume of purchases of cleaning products, which would likely, in turn, have an adverse impact on our results of operations, financial condition, or cash flows.

If we fail to manage our growth effectively, our operating results could be adversely affected.

In the future we may expand our operations by developing new or complementary products and continuing to expand our sales and marketing and customer service organizations. We currently do not have specific plans for any expansion that would require significant capital investment. However, we also intend to explore alternative channels of distribution for our products, which could conflict with our current methods of distribution and our commission-based compensation structure for our sales representatives. These changes may harm our relationship with our sales force and lead to increased turnover of our sales representatives. If we are unable to effectively implement these plans and to otherwise manage our expanding operations, we may not be able to execute our business strategy and our operating results could significantly decrease.

If we are unable to keep and protect our intellectual property rights, our ability to compete may be negatively impacted.

The market for our products depends to a significant extent upon the goodwill associated with our brand names. We own, or have licenses to use, all of the material trademark and trade name rights used by us in connection with the packaging, marketing, and distribution of our major products both in the United States and in other countries where our products are principally sold. In addition, we possess trade secret product formulations and other product information, some of which are patented, which are competitively sensitive. Intellectual property protection is important to our business. Although most of our trademarks are registered in the United States and in the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our intellectual property rights may be substantial.

We cannot be certain that we will be able to assert our intellectual property rights successfully in the future or that they will not be invalidated, circumvented, or challenged. Other parties may infringe on our intellectual property rights and may thereby dilute the value of our brand names in the marketplace. Any infringement of our intellectual property rights would also likely result in a diversion of our time and resources to protect these rights through litigation or otherwise. Finally, others may claim that our business or products infringe on their intellectual property rights. Any failure by us to protect our trademarks and trade names, or any adverse judgment with respect to infringement of others’ intellectual property rights, may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our business could suffer in the event of a work stoppage or increased organized labor activity.

As of August 31, 2007, approximately 220 of our 2,830 employees were members of nine unions in the United States and Europe. While we consider our relations with employees to be generally good, we cannot assure you that we will not experience work stoppages, strikes, or slowdowns in the future. A prolonged work stoppage, strike, or slowdown could have a material adverse effect on our results of operations. In addition, we cannot assure you that, upon expiration of any of our existing collective bargaining agreements, new agreements will be reached without union action or that any new agreement will be on terms satisfactory to us. Moreover, we cannot assure you that our non-union facilities will not become subject to labor union organizing efforts. If any current non-union facilities were to unionize, we would incur increased risk of work stoppages and possibly higher labor costs.

As part of the spin-off from Acuity Brands, we incurred indebtedness, which subjects us to various restrictions that could limit our operating flexibility.

In connection with the spin-off, we entered into a $100.0 million revolving credit facility that will mature in 2012 as well as a $40.0 million receivables securitization facility. Upon the consummation of the spin-off we borrowed $62.5 million under these new facilities, all of which was distributed to Acuity Brands in connection with the spin-off. In addition, we are responsible for $7.2 million in industrial revenue bonds due in 2018 and $0.3 million in additional debt. These financing arrangements contain customary restrictions, covenants, and events of default. The terms of these financing arrangements impose and any future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities.

Local, state, and federal governments are placing increasingly stringent regulations on the security of chemical plant locations, the transportation of hazardous chemicals, and the environmental impact of chemical production.

Growing public and political attention has been placed on protecting critical infrastructure, including the chemical industry, from security threats. Terrorist attacks and natural disasters have increased concern regarding the security of chemical production and distribution. In addition, local, state, and federal governments have enacted, and may in the future enact, increasingly stringent regulations that impact the security of chemical plant locations, the transportation of hazardous chemicals, and the environmental impact of chemical production, which could result in higher operating costs and interruptions in normal business operations.

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price.

Our common stock is traded on the New York Stock Exchange. The market price of our common stock may fluctuate significantly in the future for many reasons, including for reasons unrelated to our performance, such as reports by industry analysts, investor perceptions, or negative announcements by our customers, competitors, or suppliers regarding their own performance, as well as general economic and industry conditions. Additional factors that could cause the market price of our common stock to rise and fall include but are not limited to the following:

•	variations in our quarterly results;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new products or services or new pricing policies by us or by our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel or key groups of personnel;

•	the gain or loss of significant orders;

•	the gain or loss of significant customers;

•	significant changes in regulatory requirements;

•	increased litigation resulting from product or employee claims;

•	adverse developments concerning environmental matters;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analysts that elect to follow our stock; and

•	market conditions in our industry, the industries of our customers, and the economy as a whole.

The requirements of complying with the Exchange Act and the Sarbanes-Oxley Act as a stand-alone company may strain our resources, and our internal control over financial reporting may not be sufficient to ensure timely and reliable external financial reports.

As part of Acuity Brands we were subject to the Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934, but relied significantly upon personnel of Acuity Brands to interpret and apply those laws as they apply to us. We are now directly subject to the reporting requirements of the Securities Exchange Act of 1934 in addition to the Sarbanes-Oxley Act of 2002. Beginning with our fiscal year ending August 31, 2008, we expect that we will be required to comply with Section 404 of the Sarbanes-Oxley Act relating to internal control over financial reporting. Although we have been subject to Section 404 of the Sarbanes-Oxley Act and certain disclosure requirements under the Exchange Act as a part of Acuity Brands, the materiality judgments associated with compliance with these requirements may be different for us as a smaller stand-alone entity. In addition, under the Exchange Act, we are required to file annual, quarterly, and current reports with respect to our business and financial condition. The ongoing compliance with public company reporting requirements and compliance with applicable provisions of the Sarbanes-Oxley Act is likely to require additional resources following our spin-off from Acuity Brands and may place a strain on our systems and resources, including our information systems. Furthermore, we cannot assure you that we will be able to implement any required changes to correct any possible material weaknesses in internal control over financial reporting and sufficiently document and test the revised internal control procedures in order to make a positive conclusion as to the effectiveness of internal control over financial reporting by August 31, 2008.

Risks Related to our Spin-off from Acuity Brands

We have a limited operating history as an independent public company and may be unable to operate as profitably a stand-alone company as we operated as a segment of Acuity Brands.

We have a limited operating history as an independent public company. Historically, because the businesses that comprise each of Acuity Brands and us were under one ultimate parent, they were able to rely, to some degree, on the earnings, assets, and cash flow of each other for capital requirements. After the spin-off, we are able to rely only on the specialty products business for such requirements. While the specialty products business was a profitable segment of Acuity Brands, we cannot assure you that, as an independent company, profits will continue at the same level. Additionally, we previously relied on Acuity Brands for various financial, administrative, and managerial expertise in conducting our operations. Following the spin-off, we maintain our own credit and banking relationships and perform our own financial and investor relations functions. While certain key former employees of Acuity Brands are now employed by us, we cannot assure you that we will be able to successfully put in place the financial, administrative, and managerial structure necessary to operate as an independent public company, or that the development of such structure will not require a significant amount of management’s time and other resources.

Historical financial information may be of limited relevance.

The historical financial information included in this Annual Report on Form 10-K does not reflect our results of operations, financial position, and cash flows in the future and only estimates our results of operations, financial position, and cash flows had we operated as a separate stand-alone public entity during the periods presented. The financial information included herein does not reflect any changes that may have occurred or may occur in our funding and operations as a result of the spin-off.

Failure of the spin-off to qualify as a tax-free transaction could result in substantial liability.

Acuity Brands has received a private letter ruling from the Internal Revenue Service to the effect that, among other things, the spin-off (including certain related transactions) qualifies as tax-free to Acuity Brands, us, and Acuity Brands stockholders for United States federal income tax purposes under Section 355 and related provisions of the Internal Revenue Code. Although a private letter ruling generally is binding on the Internal Revenue Service, if the factual assumptions or representations made in the private letter ruling request are untrue or incomplete in any material respect, then Acuity Brands will not be able to rely on the ruling. Moreover, the Internal Revenue Service will not rule on whether a distribution of shares satisfies certain requirements necessary to obtain tax-free treatment under Section 355 of the Internal Revenue Code. Rather, the private letter ruling is based upon representations by Acuity Brands that those requirements have been satisfied, and any inaccuracy in those representations could invalidate the ruling.

Acuity Brands and Zep Inc. have received an opinion of King & Spalding LLP, counsel to Acuity Brands and us, to the effect that, with respect to the requirements referred to above on which the Internal Revenue Service will not rule, those requirements will be satisfied. The opinion is based on, among other things, certain assumptions and representations as to factual matters made by Acuity Brands and us which, if untrue or incomplete in any material respect, could jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the Internal Revenue Service or the courts, and the Internal Revenue Service or the courts may not agree with the opinion.

If the spin-off fails to qualify for tax-free treatment, a substantial corporate tax would be payable by Acuity Brands, measured by the difference between (1) the aggregate fair market value of the shares of our common stock on the date of the spin-off and (2) Acuity Brands’ adjusted tax basis in the shares of our common stock on the date of the spin-off. The corporate level tax would be payable by Acuity Brands. However, we have agreed under certain circumstances to indemnify Acuity Brands for this tax liability. This indemnification obligation, if triggered, could have a material adverse effect on our results of operations and financial position. In addition, under the applicable Treasury regulations, each member of Acuity Brands’ consolidated group at the time of the spin-off (including us) is severally liable for such tax liability.

Even if the spin-off otherwise qualifies as tax-free, Acuity Brands nevertheless could incur a substantial corporate tax liability under Section 355(e) of the Internal Revenue Code, if 50 percent or more of our stock or the stock of Acuity Brands were to be acquired as part of a “plan (or a series of related transactions)” that includes the distribution. For this purpose, any acquisitions of the stock of Acuity Brands or of our stock that occur within two years before or after the spin-off are presumed to be part of such a plan, although Acuity Brands may be able to rebut that presumption. If such an acquisition of the stock of Acuity Brands or of our stock triggers the application of Section 355(e), Acuity Brands would recognize taxable gain as described above, but the spin-off would generally remain tax-free to the Acuity Brands stockholders. If acquisitions of our stock trigger the application of Section 355(e), we would be obligated to indemnify Acuity Brands for the resulting corporate-level tax liability. This indemnification obligation would have a material adverse effect on our results of operations and financial position.

Certain provisions of our certificate of incorporation, bylaws and rights plan and the tax disaffiliation agreement may discourage takeovers.

Our certificate of incorporation and bylaws contain certain anti-takeover provisions that may make more difficult or expensive or that may discourage a tender offer, change in control or takeover attempt that is opposed by our board of directors. In particular, our certificate of incorporation and bylaws:

•	classify our board of directors into three groups, so that stockholders elect only one-third of the board each year;

•	permit stockholders to remove directors only for cause and only by the affirmative vote of at least 80% of our voting shares;

•	permit a special stockholders’ meeting to be called only by a majority of the board of directors;

•	do not permit stockholders to take action except at an annual or special meeting of stockholders;

•	require stockholders to give us advance notice to nominate candidates for election to our board of directors or to make stockholder proposals at a stockholders’ meeting;

•	permit our board of directors to issue, without stockholder approval, preferred stock with such terms as the board may determine;

•	require the vote of the holders of at least 80% of our voting shares for stockholder amendments to our bylaws; and

•

require, for the approval of a business combination with stockholders owning 5% or more of our voting shares, the vote of at least 50% of our voting shares not owned by such stockholder, unless certain “fair price” requirements are met or the business combination is approved by our continuing directors.

The preferred stock purchase rights attached to our shares of common stock, in effect, prevent a person or group from acquiring more than 15% of the total number of our common stock outstanding at any time after the spin-off without approval from our board of directors. In addition, Delaware law generally restricts mergers and other business combinations between us and any holder of 15% or more of our common stock, unless the transaction or the 15% acquisition is approved in advance by our board of directors.

These provisions of our certificate of incorporation and bylaws, Delaware law, and the preferred stock purchase rights could discourage potential acquisition proposals and could delay or prevent a change in control of our company, even though a majority of our stockholders may consider such proposals, if effected, desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of our board of directors. Moreover, these provisions could diminish the opportunities for stockholders to participate in certain tender offers, including tender offers at prices above the then-current market value of our common stock, and may also inhibit increases in the trading price of our common stock that could result from takeover attempts or speculation.

If the spin-off is considered part of a “plan (or series of related transactions)” pursuant to which 50% or more of our stock is acquired, the spin-off will be taxable to Acuity Brands (but not to its stockholders) under Section 355(e) of the Internal Revenue Code. For this purpose, any acquisitions of our stock that occur within two years after the spin-off (subject to certain exceptions including an exception for public trading) will be presumed to be part of such a plan, although Acuity Brands may be able to rebut that presumption. Under the tax disaffiliation agreement, we have agreed to indemnify Acuity Brands for any tax liability to Acuity Brands under Section 355(e) of the Code that results from acquisitions of our stock. This provision of the tax disaffiliation agreement may have the effect of discouraging or preventing an acquisition of our company or a disposition of our business.

Item 2. Properties

Use	Location	Owned	Leased	Total	Square Ft.	Manufactured Materials
Manufacturing; Warehouse; Sales; Administrative Offices	Atlanta, GA	1	—	1	435,800	Liquids; aerosols; solvents
	Other U.S. Locations	2	—	2	344,250	Liquids; powders
	Other International Locations	1	2	3	140,800	Liquids; powders

National Distribution Center	Atlanta, GA	—	1	1	408,600	N/A

Warehouse; Sales;	Other U.S. Locations	3	22	25	643,011	N/A
Administrative Offices	Other International Locations	—	16	16	232,869	N/A

Sales & Administrative Offices	Other U.S. Locations	—	7	7	51,479	N/A
	Other International Locations	—	1	1	2,500	N/A

	Total	7	49	56

We manufacture products at six facilities located in the United States, Canada, the Netherlands, and Italy. Our sales organization covers the United States, Canada, Italy, Belgium, Luxemburg, the Netherlands, and certain other smaller markets.

Item 3. Legal Proceedings

Legal Proceedings

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement as part of the distribution agreement with Acuity Brands. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect our results of operations, financial position, or cash flows in future periods. We establish reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

Environmental Regulation

Our operations are subject to federal, state, local, and foreign laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes, and to the remediation of contaminated sites. Permits and environmental controls are required for certain of our operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. We will incur capital and operating costs relating to environmental compliance on an ongoing basis. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial. While we believe that we are currently in substantial compliance with all material environmental laws and regulations, there can be no assurance that we will not incur significant costs to remediate violations of such laws and regulations, particularly in connection with acquisitions of existing operating facilities, or to comply with changes in, or stricter or different interpretations of, existing laws and regulations. Such costs could have a material adverse effect on our results of operations.

In June 2007, we reached a final resolution of the investigation by the United States Department of Justice (DOJ) of certain environmental issues at our primary manufacturing facility, located in Atlanta, Georgia. The DOJ’s investigation focused principally on past conduct involving the inaccurate reporting of certain wastewater sampling results to the City of Atlanta and conduct that interfered with the City of Atlanta’s efforts to sample our wastewater pretreatment plant effluent. We entered a guilty plea to one felony count of failure to comply with our wastewater permit, agreed to pay a fine of $3.8 million and to be subject to a three-year probation period incorporating a compliance agreement with the United States Environmental Protection Agency (EPA). Under the compliance agreement, we will be required to maintain an enhanced compliance program. We recorded an additional $1.8 million charge in the second quarter of fiscal 2007 to reflect the entire $3.8 million fine. The resolution of this matter is not expected to lead to a material loss of business, any disruption of production, or materially higher operating costs. However, in the event of our material breach of the compliance agreement, those consequences could occur.

We are currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by Zep have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which Zep has been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party, (1) Zep is one of many other identified generators who have reached an agreement on the allocation of costs for cleanup among the various generators and Zep’s potential liability is not material; or (2) Zep has been identified as a potential generator and the sites have been remediated by EPA or by a state for a cost that is not material; or (3) other generators have cleaned up the site and have not pursued a claim against Zep and Zep’s liability, if any, would not be material.

With respect to the only active site involving property which we own and where we have been named as a previously responsible party—our property on Seaboard Industrial Boulevard in Atlanta, Georgia—we and the current and former owners of adjoining properties had reached agreement to share the expected costs and responsibilities of implementing an approved corrective action plan under the Georgia Hazardous Response Act (HSRA) to periodically monitor property along a nearby stream for a period of five years ending in 2009. Subsequently, in connection with the DOJ investigation, we and the EPA each analyzed samples taken from certain sumps at the Seaboard facility. The sample results from some of the sump tests indicated the presence of certain hazardous substances. As a result, we notified the Georgia Environmental Protection Division and are conducting additional soil and groundwater studies pursuant to HSRA.

Based on the results to date of the above-mentioned studies, we plan to conduct voluntary subsurface remediation of the site. Our current estimate is that over approximately the next five years we will expend between $1.0 million and $7.5 million for the voluntary subsurface remediation, primarily to remove contaminants from soil underlying one of our manufacturing buildings, and in May 2007 we accrued a pre-tax liability of $5.0 million representing our best estimate of costs associated with remediation and other related environmental issues. Further sampling and engineering studies could cause us to revise the current estimate. We believe that additional expenditures after five years of remediation may be necessary and that those expenditures could range up to an additional $10.0 million during the subsequent twenty-five year period. It may be appropriate to capitalize certain of the expenditures that might be incurred in this twenty-five year period. We arrived at the current estimates on the basis of preliminary studies prepared by two, independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the Georgia Environmental Protection Division of the State of Georgia.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the security holders during the three months ended August 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock began trading “regular way” on the New York Stock Exchange under the symbol “ZEP” on November 1, 2007. There were 4,244 stockholders of record as of November 23, 2007. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Our common stock was not publicly traded and we did not pay any dividends during the period covered by this Annual Report on Form 10-K. Accordingly, otherwise required disclosure pertaining to stock performance, sales of unregistered securities, and issuance and or purchase of equity securities is not applicable to this filing.

We expect to pay a regular quarterly dividend at an initial annual rate of $0.16 per share. Our ability to fund a regular quarterly dividend is impacted by our financial results and the availability of surplus funds. Delaware law prohibits the payment of dividends or otherwise distributing funds to our stockholders absent a legally available surplus. Our ability to generate positive cash flows from operating activities directly affects our ability to make dividend payments. Also, restrictions under the instruments governing our indebtedness could impair our ability to make such payments.

All decisions regarding the declaration and payment of dividends, including with respect to our initial dividend, are at the discretion of our board of directors and are evaluated periodically in consideration of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors our board of directors deems relevant. We do not currently have plans to change our annual dividend rate.

Item 6. Selected Financial Data

The following table sets forth our selected combined financial data, which have been derived from our combined financial statements for each of the five years in the period ended August 31, 2007. Zep Inc. was a wholly owned subsidiary of Acuity Brands, Inc. during all periods presented in the below listed tabular disclosure. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Combined Financial Statements and the notes related to those combined financial statements included elsewhere in this report. Operating expenses in the historical income statements reflect direct expenses of our business together with allocations of certain Acuity Brands corporate expenses that have been charged to us based on usage or other methodologies appropriate for such expenses. In our opinion, these assumptions and allocations have been made on a reasonable and appropriate basis under the circumstances. Actual per share data has not been presented since our business was a wholly owned subsidiary of Acuity Brands during the periods presented. Our combined financial information may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, particularly since many changes will occur in our operations and capitalization as a result of our spin-off from Acuity Brands.

	Years Ended August 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Summary of Operations Data:
Net sales	$565,886	$552,084	$534,952	$523,669	$510,557
Net Income	14,083	21,275	23,060	20,320	16,328
Pro forma earnings per share
Basic (1)	$0.66	$0.97
Diluted (1)	$0.64	$0.93
Pro forma weighted average shares outstanding
Basic (1)	21,293	21,942
Diluted (1)	21,949	22,790

Balance Sheet Data (at period end):
Cash and cash equivalents	$9,142	$8,128	$11,794	$3,065	$4,139
Total assets	249,473	248,373	249,516	232,439	226,371
Total debt	75,000	75,000	75,000	75,000	75,000
Parent’s equity	74,834	81,048	80,398	69,638	69,357

(1)	The calculation of pro forma basic earnings per share and shares outstanding is based on the number of shares of Acuity Brands common stock outstanding for the years ended August 31, 2007 and 2006, adjusted for a distribution ratio of one share of our common stock for every two shares of Acuity Brands common stock. The calculation of pro forma diluted earnings per share and shares outstanding is based on the number of shares of Acuity Brands common stock outstanding for the years ended August 31, 2007 and 2006, and diluted shares of common stock outstanding for those periods adjusted for that same distribution ratio. This calculation may not be indicative of the dilutive effect that resulted from the actual replacement of Acuity Brands stock-based awards held by Zep’s employees and employees of Acuity Brands or the grant of new stock-based awards.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the Item 6: Selected Financial Data, the Item 8: Combined Financial Statements and Supplementary Data, including the notes thereto, and the other financial information included elsewhere in this Annual Report on Form 10-K. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Company

We are a leading producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. Our product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, and pest and weed control products. We continually expand our product portfolio and service offerings through the introduction of new products and formulations as well as new services to meet the demands of the industry and our customers. We market these products and services under well recognized and established brand names, such as Zep®, Zep Commercial®, Enforcer®, and Selig™, some of which have been in existence for more than 70 years. We reach our customers through an experienced, international organization composed of approximately 1,600 sales representatives, supported by highly skilled research and development and technical services teams, who collectively provide creative solutions for our customers’ diverse cleaning and maintenance needs by utilizing their extensive product expertise and providing customized value added services that we believe distinguish us among our competitors.

The Separation of Zep Inc. from Acuity Brands, Inc.

On July 23, 2007, Acuity Brands, Inc. (“Acuity Brands”) announced its intention to separate its lighting and specialty products businesses by spinning off the specialty products business of Acuity Specialty Products Group, Inc. into an independent, publicly traded company named Zep Inc. to Acuity Brands stockholders (the “spin-off”). The Board of Directors of Acuity Brands approved the completion of the spin-off on September 28, 2007, subject to the setting of the record date and the distribution date by the Executive Committee of the Acuity Brands Board of Directors. The Executive Committee established the record date and distribution date for the spin-off on October 6, 2007.

Prior to the spin-off, Acuity Brands engaged in an internal restructuring, including a holding company reorganization. As part of the internal restructuring, the business that had previously been conducted by Acuity Specialty Products Group, Inc. was merged into the parent company and was subsequently transferred to Acuity Specialty Products, Inc. (“ASP”). ASP is now a wholly-owned subsidiary of Zep Inc.

Acuity Brands distributed to its stockholders, on a pro rata basis, all of the shares of Zep Inc. (“Zep”) common stock by means of a stock dividend on October 31, 2007 (the “Distribution”). The stock dividend of one share of Zep common stock for every two shares of Acuity Brands common stock was paid pro rata to holders of record of Acuity Brands common stock at the close of business on October 17, 2007, which is the record date for the Distribution. No fractional shares of Zep common stock were distributed. Instead of fractional shares, Zep stockholders received cash. Following the Distribution, Acuity Brands does not own any shares of Zep as the spin-off rendered Zep an independent public company. In conjunction with the separation of their businesses, Zep Inc. and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the Agreement of Plan of Distribution, which we refer to as the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement. The spin-off is intended to be tax-free to affected shareholders, and Acuity Brands has received a favorable ruling from the Internal Revenue Service supporting the spin-off’s tax-free status. Acuity Brands and Zep Inc. have also received an opinion from their external counsel supporting the spin-off’s tax-free status. The stock of Zep Inc. is listed on the New York Stock Exchange under the ticker symbol “ZEP”.

Basis of Presentation

The Combined Financial Statements have been prepared on the historical cost basis in accordance with U.S. generally accepted accounting principles and present our financial position, results of operations, and cash flows as derived from the historical financial statements of Acuity Brands as adjusted for certain corporate allocations.

Certain of Acuity Brands’ corporate assets, liabilities, and expenses have been allocated to us based on an estimate of the proportion of corporate amounts allocable to us and utilizing such factors as revenues, number of employees, and other relevant factors. Management believes that amounts allocated to us reflect a reasonable representation of the costs that would have been incurred if we had performed these functions as a stand-alone company. However, these combined financial statements do not include all of the actual expenses that would have been incurred had we been a stand-alone entity during the periods presented and do not reflect our combined results of operations, financial position, and cash flows had we actually been a stand-alone company during the periods presented. The combined financial statements reflect an allocation of debt and related interest expense, as further described in Note 4 to the Notes to Combined Financial Statements.

Liquidity and Capital Resources

Our principal sources of liquidity are operating cash flows generated primarily from operating activities and various sources of borrowings. Our ability to generate sufficient cash flow from operations and to access certain capital markets, including banks, is necessary for us to fund our operations, to pay dividends, to meet obligations as they become due, and to maintain compliance with covenants contained within our financing agreements. Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, compliance with covenants contained in certain of our financing agreements, and the ability to access capital markets. Based on our current cash on hand, current financing arrangements, and current projections of cash flow from operations, management believes that we will be able to meet our liquidity needs over the next twelve months.

Total borrowings, as presented in our historical combined financial statements, are representative of the debt that we expected to incur as a result of our separation from Acuity Brands. Historically, Acuity Brands centrally managed the majority of the financing activities for Acuity Brands’ consolidated group (including us) in order to optimize its costs of funding and financial flexibility at a corporate level. However, the debt carried in our historical combined financial statements has been adjusted to reflect our initial debt level on or about the distribution date.

On October 19, 2007, we executed two debt facilities that were utilized to finance the $62.5 million dividend payment to Acuity Brands remitted by us on October 31, 2007. Further detail regarding these debt instruments is provided in the Capitalization section below as well as in Note 4 of the Notes to Combined Financial Statements.

In conjunction with the separation of their businesses, Zep Inc. and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement. Pursuant to the distribution agreement, we remitted to Acuity Brands approximately all of our domestic available cash on hand via ordinary course intracompany transfers until the distribution date. Therefore, approximately $5 million of the total $70.0 million of debt refinanced in connection with the spin-off will be utilized to service near term working capital needs. Additionally, the distribution agreement stipulated that we, after the spin-off, would true-up the cash settlement between Acuity

Brands and us based on the combined result of our better than expected cash flow during fiscal year 2007, plus or minus the actual cash flow during the period from September 1, 2007 until the distribution date (less any cash held by us on the distribution date). The cash settlement stipulated in the distribution agreement has not been finalized as of November 29, 2007. Adherence to the remaining terms outlined in the aforementioned agreements is not expected to materially impact our operating results or financial position.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Historically, after these obligations were met, any excess domestic as well as periodic repatriation of certain foreign cash balances have been remitted to Acuity Brands.

Net cash flow provided by operating activities for the years ended August 31, 2007 and 2006 was $30.9 million and $28.5 million, respectively. Cash flow provided by operating activities during the year ended August 31, 2007 was favorably impacted by the $14.1 million of net income generated during the fiscal year. The majority of the share-based compensation expense generated through the administration of our share-based award programs does not affect Zep’s overall cash position. Accordingly, net cash provided by operating activities has been adjusted for approximately $2.3 million of share-based expense, which is reflected as “Other non-cash charges” within our Combined Statement of Cash Flows and Combined Statements of Parent’s Equity and Comprehensive Income. Net cash flow provided by operating activities during fiscal 2007 was minimally impacted by fluctuations in operating working capital as such changes were largely offsetting during that period. Operating working capital is calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable. Accounts receivables, net increased $3.2 million or 3.5% in fiscal 2007 compared with the prior fiscal year. This increase was primarily driven by the 2.5% increase in net sales attained in that period. Zep successfully implemented certain inventory and accounts payable management initiatives during fiscal 2007. The successful implementation of these programs contributed $2.8 million to Zep’s total cash provided by operating activities. Zep recorded a $5.0 million charge in the third quarter of fiscal 2007 in connection with certain environmental matters. We also increased our property and casualty insurance reserves by $3.7 million during fiscal 2007. While these increases in our accrued liabilities were cash flow neutral, we paid $3.8 million in fines during the second quarter of fiscal 2007 in connection with an environmental legal settlement reached that quarter. Of the $3.8 million fine, $2.0 million was reserved prior to fiscal 2007. Environmental matters affecting Zep are discussed further in Note 7 of Notes to Combined Financial Statements.

Net cash flow provided by operating activities declined in fiscal 2006 compared with fiscal 2005 by $6.1 million due primarily to an increase in accounts receivable resulting from higher net sales, the payment of liabilities related to the restructuring initiative executed in fiscal 2005, increased tax payments, payment of certain of our long-term liabilities, the timing of payments associated with our self-insurance programs, and a decrease in net income that was in part attributable to higher allocated corporate expenses from the parent company. The increase in allocated corporate expenses was influenced by the cost of incentive-compensation based programs, which increased due to both improved operating performance as well as the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. The impact of these activities was partially offset by the increase in accounts payable.

Management believes that investing in assets and programs that will over time increase the overall return on our invested capital is a key factor in driving stockholder value. We invested $5.8 million and $5.5 million in fiscal 2007 and 2006, respectively, primarily for machinery, equipment, and information technology. We continue to invest in these items primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities. We expect to invest approximately $10.0 million to $12.0 million in fiscal 2008 for machinery, equipment, and information technology expected to enhance our operations and financial performance in the future.

Contractual Obligations

The following table summarizes our contractual obligations at August 31, 2007:

		Payments Due by Period
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-Term Debt (1)	$75,000	$296	$649	$66,905	$7,150
Interest Obligations (1)	27,990	5,081	10,176	10,178	2,555
Operating Leases (2)	32,179	8,185	10,196	6,711	7,087
Purchase Obligations (3)	10,296	10,296	—	—	—
Other Long-term Liabilities (4)	3,343	232	800	965	1,346

Total	$148,808	$24,090	$21,821	$84,759	$18,138

(1)	These long-term debt obligations are included in our Combined Balance Sheets. Borrowings under our revolving credit facility and made in connection with the spin-off have been presented as being due in “4 to 5 Years” because the revolving credit facility will mature in 2012. Amounts pertaining to our industrial revenue bond which matures in 2018 have been reflected as due “After 5 Years.” We have assumed an interest rate of 6.56% for our revolving credit facility for purposes of calculating interest expense for all periods presented above based on market rates available as of August 31, 2007. For the remainder of our outstanding long-term indebtedness, we used rates in effect as of August 31, 2007 in calculating our interest obligations. Financing fees associated with these facilities are expected to approximate $0.4 million on an annual basis. See Note 4 of Notes to Combined Financial Statements for additional information regarding our debt obligations.
(2)	Our operating lease obligations are described in Note 7 of Notes to Combined Financial Statements.
(3)	Purchase obligations include commitments to purchase goods or services that specify all significant terms. This amount is primarily comprised of open purchase orders.
(4)	These amounts are included in our Combined Balance Sheets and largely represent other liabilities on which we are obligated to make future payments pursuant to certain long-term incentive programs addressed within Note 6 of Notes to Combined Financial Statements. These amounts also include liabilities related to various severance agreements originated during the fiscal 2005 restructuring initiative. Estimates of the value and timing of these amounts are based on various assumptions, including interest rates and other variables.

Capitalization

The debt levels reflected within our historical Combined Financial Statements reflect assumptions regarding prospective debt issuances based upon Zep’s anticipated financial condition on or about the time of the spin-off. A primary measure used in assessing this condition is Zep’s EBITDA, which has remained consistent throughout the periods presented in these historical financial statements. Therefore, outstanding debt in the amount of $75.0 million has been presented within Zep’s historical Combined Statements of Financial Position for the years ended August 31, 2007, 2006 and 2005. Zep has reflected the interest expense associated with these borrowings within its historical Combined Statements of Income as though the $75.0 million in total borrowings had been outstanding during all periods presented therein.

Our current capital structure is composed principally of borrowings under debt instruments utilized at the time of the spin-off as well as the equity of our stockholders. We executed a new receivables facility and a new revolving credit facility in anticipation of the spin-off. We drew $62.5 million from that revolving credit facility on October 31, 2007, and the resulting proceeds were immediately distributed to Acuity Brands. Additionally, we are responsible for a $7.2 million industrial revenue bond due in 2018 as well as approximately $0.3 million of other debt following the spin-off. Additional borrowings may be necessary in the event that we become obligated to remit further payment to Acuity Brands pursuant to the provisions of the distribution agreement summarized above in the Liquidity and Capital Resources section. Further detail regarding our debt instruments is provided below:

Revolving Credit Facility

On October 19, 2007, we entered into a new $100 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks consisting of Bank of America, JPMorgan Chase Bank (“Administrative Agent”), KeyBank, Regions Bank, Wachovia Bank, and Wells Fargo Bank. The material terms of the Revolving Credit Facility are as set forth below. Additionally, on the same date we entered into a Credit and Security Agreement (“Receivables Facility”) that allows us to borrow, on an ongoing basis, up to $40 million secured by undivided interests in a defined pool of our trade accounts receivable. Counterparties to the Receivables Facility include Variable Funding Capital Company LLC, as Lender, and Wachovia Bank as backstop liquidity provider and agent for the Lender. The material terms of the Receivables Facility are as set forth below.

Generally, amounts outstanding under the Revolving Credit Facility bear interest at a “base rate” or a “Eurocurrency Rate”. Base rate advances are denominated in U.S. Dollars, and amounts outstanding bear interest at a fluctuating rate equal to JPMorgan’s base rate. Eurocurrency rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to LIBOR for the applicable currency plus an applicable margin. The applicable margins are based on our leverage ratio, as defined in the Revolving Credit Facility, with such margins ranging from 0.50% to 1.00%. Interest on both base rate and Eurocurrency rate advances are payable upon the earlier of maturity of the outstanding loan or quarterly if the loan is for a period greater than three months. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on October 19, 2012.

We are required to pay certain fees in connection with the Revolving Credit Facility. For example, we must pay an annual facility fee. This fee is payable quarterly in arrears and is determined by our leverage ratio as defined in the Revolving Credit Facility. This facility fee ranges from 0.125% to 0.250% of the aggregate $100 million commitment of the lenders under the Revolving Credit Facility. Additionally, we are also required to pay certain fees to the Administrative Agent for administrative services.

The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, inaccurate or false representations or warranties, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults.

Receivables Facility

The Receivables Facility allows us to borrow, on an ongoing basis, up to $40 million secured by undivided interests in a defined pool of our trade accounts receivable. Interest rates under the Receivables Facility vary with asset-backed commercial paper rates plus an applicable margin of 0.325%. The commitment fees on the Receivables Facility are 0.125% per annum on the average unused balances. The Receivables Facility contains customary reporting and compliance covenants as well as a cross-default provision whereby we would be in default should an occurrence of a default or an event of a default result under any other financing arrangement where we are a debtor or an obligor which relates to debt in excess of $25 million.

Industrial Revenue Bonds

The industrial revenue bonds due 2018 were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of a Zep Inc. facility located in that city, and the proceeds from the sale of the bonds were loaned to National Service Industries, Inc. (NSI). In 2001, in connection with the spin-off of Acuity Brands from NSI, the loan agreement was assigned to Acuity Brands and Acuity Specialty Products Group Inc., which assumed all of the obligations of NSI with respect to the industrial revenue bonds. In connection with our spin-off from Acuity Brands, Acuity Brands was released from its obligations with respect to the industrial revenue bonds, and we remained as an obligor under the loan agreement. Pursuant to the loan agreement, we are obligated to make principal and interest payments on the bonds. The payment of principal and interest on the bonds is secured by an irrevocable letter of credit issued by Wachovia Bank, National Association. The bonds currently bear interest at a weekly rate. The interest rate was approximately 3.7% and 3.4% at August 31, 2007 and August 31, 2006, respectively.

Letters of Credit

Subsequent to August 31, 2007 and in connection with the spin-off, we have either issued or expect to assume outstanding letters of credit totaling $9.8 million primarily for the purpose of securing collateral requirements under Zep’s casualty insurance programs and for providing credit support for our industrial revenue bonds. At October 31, 2007, a total of $2.3 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

Dividends

We expect to pay a regular quarterly dividend at an initial annual rate of $0.16 per share. Our ability to fund a regular quarterly dividend is impacted by our financial results and the availability of surplus funds. Delaware law prohibits the payment of dividends or otherwise distributing funds to our stockholders absent a legally available surplus. Our ability to generate positive cash flows from operating activities directly affects our ability to make dividend payments. Also, restrictions under the instruments governing our indebtedness could impair our ability to make such payments. Effective as of the date of the spin-off, payments on our indebtedness and the quarterly dividend account for the majority of our financing activities.

All decisions regarding the declaration and payment of dividends, including with respect to our initial dividend, are at the discretion of our Board of Directors and are evaluated periodically in consideration of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors our Board of Directors deems relevant. We do not currently have plans to change our annual dividend rate.

Results of Operations

Fiscal 2007 Compared with Fiscal 2006

The following table sets forth information comparing the components of net income for the year ended August 31, 2007 with the year ended August 31, 2006:

(Dollars in millions)	Years Ended August 31,		Percent Change
	2007	2006
Net Sales	$565.9	$552.1	2.5%
Gross Profit	325.9	317.2	2.7%
Percent of net sales	57.6%	57.5%
Operating Profit	29.6	40.0	(26.0)%
Percent of net sales	5.2%	7.3%
Income before Provision for Taxes	24.8	35.8	(30.7)%
Percent of net sales	4.4%	6.5%
Net Income	$14.1	$21.3	(33.8)%

Net Sales

Net sales were $565.9 million in 2007 compared with $552.1 million in 2006, representing an increase of $13.8 million or 2.5%. The increase in net sales was due to more favorable price realization captured in all of Zep’s markets, and, to a lesser extent the effect of foreign currency translation on international sales. Higher selling prices and foreign currency fluctuation favorably impacted net sales in 2007 by approximately $11.9 million and $4.7 million, respectively. These benefits were partially offset by lower overall unit volume of approximately $3.4 million as greater shipments to our European customer base were more than offset by volume declines in our domestic markets. Volume within the domestic commercial, industrial, and institutional end market was negatively impacted by softening demand from customers concentrated in the transportation and food industries. Demand from home improvement retail customers was adversely affected by those customers’ inventory rebalancing efforts and timing of certain of those customers’ promotional activities. Sales in the third and fourth quarters of fiscal 2007 outpaced those generated in the first half of the fiscal year due to the seasonal nature of our business. Also, second quarter net sales are typically adversely impacted by the above mentioned inventory rebalancing efforts that are routinely undertaken towards the end of those customers’ fiscal years.

Gross Profit

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2007	2006
Net Sales	$565.9	$552.1	$13.8	2.5%
Cost of Products Sold	240.0	234.9	5.1	2.2%
Percent of net sales	42.4%	42.5%
Gross Profit	$325.9	$317.2	$8.7	2.7%
Percent of net sales	57.6%	57.5%

Gross profit increased $8.7 million, or 2.7% to $325.9 million in fiscal 2007 compared with $317.2 million in the year-ago period. Improvement in gross profit was driven primarily by the pricing gains that resulted in $11.9 million of the total increase in net sales. The benefits from higher sales were partially offset by raw materials cost increases of approximately $4 million compared with the same period in fiscal 2006. While the cost of raw materials increased compared with the same period in the previous year, the rate of increase decelerated during fiscal 2007. Gross profit margin of 57.6% in fiscal 2007 remained consistent with that of the prior fiscal year.

Operating Profit

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2007	2006
Gross Profit	$325.9	$317.2	$8.7	2.7%
Percent of net sales	57.6%	57.5%
Selling, Distribution, and Administrative Expenses	296.0	276.8	19.2	6.9%
Loss (Gain) on sale of fixed assets	0.2	0.3	(0.2)	(44.7)%
Operating Profit	$29.6	$40.0	$(10.4)	(26.0)%
Percent of net sales	5.2%	7.3%

Operating profit decreased $10.4 million, or 26.0%, in 2007 to $29.6 million from $40.0 million reported in 2006. Operating profit margins were 5.2% in 2007 compared with 7.3% in 2006. Fiscal 2007 improvement in gross profit was more than offset by several items affecting operating profit during that period. Operating profit and margins in 2007 were adversely impacted by costs related to environmental matters affecting our business. In May 2007, we recorded a $5.0 million pre-tax charge representing our best estimate of costs associated with a company-initiated remediation plan addressing subsurface contamination identified at our primary manufacturing facility located in Atlanta, Georgia. In June 2007, we reached final resolution with regard to a previously disclosed investigation into certain of our environmental practices, and we recorded a $1.8 million charge during the year in connection with this settlement. Environmental matters affecting the Company are discussed further in Note 7 of the Notes to Combined Financial Statements. Additionally, operating profit was negatively affected by a $3.7 million increase in reserves related to our property and casualty insurance programs; by the approximate $4 million increase in costs associated with raw materials; and by a $3.1 million increase in costs that typically vary with sales including commissions paid to our sales force, bonuses designed to reward profitable growth of our revenues, and freight pertaining to shipments to our customers. Also, in 2007 we experienced higher organizational costs in preparing our business to become an independent, public company. The adverse impact of these increased expenses on operating profit was only partially offset by the benefits of higher net sales.

Income before Provision for Taxes

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2007	2006
Operating Profit	$29.6	$40.0	$(10.4)	(26.0)%
Percent of net sales	5.2%	7.3%
Other Expense (Income)
Interest Expense, net	5.0	4.4	0.6	12.6%
Miscellaneous Expense (Income)	(0.2)	(0.2)	—	13.3%
Total Other Expense (Income)	4.8	4.2	0.6	13.9%
Income before Provision for Taxes	$24.8	$35.8	(11.0)	(30.7)%
Percent of net sales	4.4%	6.5%

Other expense consisted primarily of interest expense incurred as a result of our outstanding debt obligations, most of which represent variable-rate debt instruments. Interest expense, net, was $5.0 million and $4.4 million fiscal years 2007 and 2006, respectively. These increases were attributable to higher weighted-average interest rates experienced in fiscal 2007 compared with fiscal 2006 as the amount of debt outstanding over those periods was constant at $75.0 million.

Provision for Taxes and Net Income

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2007	2006
Income before Provision for Income Taxes	$24.8	$35.8	$(11.0)	(30.7)%
Percent of net sales	4.4%	6.5%
Provision for Income Taxes	10.8	14.5	(3.8)	(26.1)%
Effective tax rate	43.3%	40.6%
Net Income	$14.1	$21.3	$(7.2)	(33.8)%

Net income for fiscal year 2007 decreased $7.2 million, or 33.8%, to $14.1 million from $21.3 million reported in fiscal year 2006. The decrease in net income resulted primarily from the decrease in operating profit noted above as well as an increase in our effective tax rate.

The effective tax rate for fiscal year 2007 was 43.3%, compared with 40.6% in fiscal year 2006. The fiscal 2007 tax rate was adversely affected by approximately 5.0% due to the non-deductible fine that was paid in connection with the wastewater investigation discussed further in Note 7 of the Notes to Combined Financial Statements. Our effective tax rate is anticipated to approximate 37% going forward.

Fiscal 2006 Compared with Fiscal 2005

The following table sets forth information comparing the components of net income for the year ended August 31, 2006 with the year ended August 31, 2005:

(Dollars in millions)	Years Ended August 31,		Percent Change
	2006	2005
Net Sales	$552.1	$535.0	3.2%
Gross Profit	317.2	311.8	1.7%
Percent of net sales	57.5%	58.3%
Operating Profit	40.0	37.2	7.6%
Percent of net sales	7.3%	7.0%
Income before Provision for Taxes	35.8	35.1	2.0%
Percent of net sales	6.5%	6.6%
Net Income	$21.3	$23.1	(7.7)%

Net Sales

Our net sales were $552.1 million in 2006 compared with $535.0 million in 2005, representing an increase of $17.1 million or 3.2%. The increase in net sales was due to higher selling prices in the domestic industrial and institutional and retail channels, and, to a lesser extent the effect of foreign currency translation on international sales. Higher selling prices and foreign currency fluctuation favorably impacted net sales in fiscal year 2006 by approximately $20.5 million and $2.6 million, respectively. These benefits were partially offset by overall lower unit volume of approximately $3.5 million, which was experienced primarily in the commercial, industrial, and institutional end-market. Volume within this end-market was affected by our separation from certain lower margin customers. Sales in the third and fourth quarters of fiscal 2006 outpaced those generated in the first half of the fiscal year due to the seasonal nature of our business. Also, second quarter net sales are typically adversely impacted by the decreased demand associated with inventory rebalancing efforts routinely undertaken by certain of our retail customers towards the end of those customers’ fiscal years.

Gross Profit

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2006	2005
Net Sales	$552.1	$535.0	$17.1	3.2%
Cost of Products Sold	234.9	223.1	11.8	5.3%
Percent of net sales	42.5%	41.7%
Gross Profit	$317.2	$311.8	$5.4	1.7%
Percent of net sales	57.5%	58.3%

Gross profit increased $5.4 million, or 1.7%, to $317.2 million in 2006 compared with $311.8 million in 2005. Gross profit benefited from the contributions of higher selling prices that resulted in the $17.1 million increase in net sales. Gross profit margins declined 80 basis points to 57.5% of net sales in fiscal 2006 from 58.3% reported in 2005. In fiscal 2006 our gross profit and gross profit margin were negatively affected by continuing raw material and related freight cost increases. Costs associated with raw materials increased almost $9 million in fiscal 2006 compared with fiscal 2005. These increased costs followed a fiscal year during which the costs of certain commodities utilized in our manufacturing process had already reached record highs. Also, increased costs for labor, waste disposal, and utilities adversely impacted gross profit and related margin by $2.1 million in fiscal 2006 compared with the prior fiscal year. Although the impact of certain of these factors was offset by higher selling prices, the gross profit margin percentage was reduced due to the magnitude of the above mentioned increases.

Operating Profit

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2006	2005
Gross Profit	$317.2	$311.8	$5.4	1.7%
Percent of net sales	57.5%	58.3%
Selling, Distribution, and Administrative Expenses	276.8	272.5	4.3	1.6%
Special Charge	—	4.5	(4.5)	—
Loss (Gain) on sale of fixed assets	0.3	(1.9)	2.2	118.4%
Gain on sale of businesses	—	(0.5)	0.5	—
Operating Profit	$40.0	$37.2	$2.8	7.6%
Percent of net sales	7.3%	7.0%

Operating profit increased $2.8 million, or 7.6%, in 2006 to $40.0 million from $37.2 million reported in 2005. Operating profit margin improved to 7.3% in 2006 from 7.0% in 2005. Selling, distribution, and administrative expenses were $276.8 million, or 50.1% of net sales, in fiscal 2006 compared with $272.5 million, or 50.9% of net sales, in fiscal 2005. Operating profit in 2005 included $4.5 million of the above mentioned special charge. This restructuring initiative was undertaken in fiscal 2005 to streamline operations, improve customer service, and reduce transaction costs. We began to realize the benefits of actions undertaken in the second fiscal quarter 2005 restructuring prior to the end of that fiscal year, and we experienced additional incremental restructuring benefits in fiscal 2006. Additional expenses unique to fiscal 2005 included consulting and professional fees related to the purchase of an enterprise resource planning system and non-recurring bad debt expense associated with two unexpected customer bankruptcies.

In addition to the absence of the special charge, operating profit was favorably impacted by the $20.5 million profit contribution from pricing, benefits from programs implemented to streamline operations, and benefits from cost containment programs. The pricing actions taken by us were necessary to offset increases in raw materials costs of almost $9 million. The benefits of higher selling prices and the aforementioned programs were further offset by a $4.7 million increase in costs that typically vary with sales including commissions paid to our sales force, bonuses designed to reward profitable growth of revenues, and freight pertaining to shipments to customers; by increased consulting fees of $2.3 million related to our productivity improvement initiatives; by increased legal expenses of $1.6 million related to environmental matters; and by a pre-tax charge of $1.2 million related to a product recall due to defective containers purchased from a vendor. Selling, distribution, and administrative costs in fiscal 2006 were also affected by the allocation of expenses previously recorded by Acuity Brands’ corporate office. These allocated expenses increased approximately $1.8 million compared with the year-ago period due in part to the higher costs of Acuity Brands incentive-based compensation programs. The increased cost of these programs was attributable to both improved performance and the adoption of SFAS No. 123(R) Share-Based Payments. Additionally, operating profit was reduced by losses from asset sales that totaled $0.3 million in fiscal year 2006, whereas similar transactions resulted in a net gain of $1.9 million in the prior fiscal year.

Income before Provision for Taxes

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2006	2005
Operating Profit	$40.0	$37.2	$2.8	7.6%
Percent of net sales	7.3%	7.0%
Other Expense (Income)
Interest Expense, net	4.4	2.6	1.8	67.8%
Miscellaneous Expense (Income)	(0.2)	(0.5)	0.3	60.1%
Total Other Expense (Income)	4.2	2.1	2.1	98.4%
Income before Provision for Taxes	$35.8	$35.1	$0.7	2.0%
Percent of net sales	6.5%	6.6%

Other expense in fiscal 2006 consisted primarily of interest expense incurred as a result of our outstanding debt obligations, most of which represent variable-rate debt instruments. Interest expense, net, was $4.4 million and $2.6 million in the fiscal years ended August 31, 2006 and 2005, respectively. These increases were attributable to higher weighted-average interest rates experienced in fiscal 2006 compared with fiscal 2005 as the amount of debt outstanding over those periods was constant at $75.0 million.

Provision for Taxes and Net Income

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2006	2005
Income before Provision for Taxes	$35.8	$35.1	$0.7	2.0%
Percent of net sales	6.5%	6.6%
Provision for Income Taxes	14.5	12.0	2.5	20.8%
Effective tax rate	40.6%	34.3%
Net Income	$21.3	$23.1	$(1.8)	(7.7)%

Net income for fiscal 2006 decreased $1.8 million to $21.3 million from $23.1 million reported in fiscal 2005, which included the pre-tax special charge of $4.5 million. This decrease reflects higher net interest expense, lower gains from asset sales, and a higher effective tax rate which offset the above mentioned increased operating profit.

The effective income tax rate was 40.6% and 34.3% in 2006 and 2005, respectively. The year-over-year variance is due primarily to a change in the valuation allowance on state tax credits as well as adjustments to deferred tax balances in our Italian operations and incremental income taxes resulting from the fiscal 2006 repatriation of undistributed earnings from certain of our foreign subsidiaries under the American Jobs Creation Act of 2004.

Outlook and Strategy

Previously, as a wholly-owned subsidiary of a public company, Zep’s role was that of a cash generating, low risk and relatively slow growth entity. Now that we are a stand-alone business, however, Zep’s focus and mission have dramatically changed. The Company is now positioned to transform itself into a dynamic, market-driven enterprise that not only delivers superior products and customer service, but that continuously strengthens its top to bottom line financial performance and generates favorable earnings per share.

In order to penetrate the industrial and institutional (I&I) channel — a $3.2 billion sector of the cleaning and maintenance chemicals market that currently contributes 84% of our revenues — we utilize a combination of our highly effective products, our experienced, well-trained and widely distributed sales force and our skilled technical support. This mix of strengths creates our unmatched, single greatest resource — our consistent ability to provide Superior Solutions. While we are a leading provider in the highly-fragmented I&I channel, there is room for significant improvement and growth. This is our historical core business, and it will continue to be a critical element of our ongoing strategic initiatives. We have also identified key opportunities, however, in both the $5.5 billion retail and the $6.4 billion distribution channels of industry. We believe that we can effectively position our Superior Solutions approach in these areas of opportunity, where we currently have minimal market penetration, and can thereby achieve accelerated growth.

The implementation and ongoing refinement of our growth strategies will assist us in achieving both our near-term and long-term objectives of:

•	Improving margins;

•	Expanding into new sales channels;

•	Producing steadily increasing revenue and operating profit growth in our current sales models;

•	Increasing existing solid cash flows and return on invested capital; and

•	Delivering consistent dividends and robust earnings per share growth.

Our tactics are focused on creating a stronger, more effective organization capable of generating sustainable value for our stockholders as measured by the following long-term financial objectives:

•

Revenue growth in excess of market growth rates on an annualized basis, which in the United States has approximated Gross Domestic Product in the past. We anticipate realizing these results absent the benefits gained through any significant acquisitions.

•	Annualized EBIT margin improvement of 50 basis points per year;

•	Earnings per share increases of 11-13% per year; and

•	Returns on invested capital of 15% or greater.

While these long-term financial objectives are expressed in terms of annualized improvement, we are in the beginning stages of implementing our three-pronged strategic plan. Accordingly, we expect that our goals will be realized over a series of quarters and benchmark achievements. For example, as a result of the spin-off, management now has the financial commitment to make needed investments that will enhance our current operations. These efforts should yield results that can be seen in strengthening margins and returns on invested capital.

We believe we may achieve our objectives inconsistently at first, but that we will hit our targeted levels of performance consistently over a four to five year time horizon, with our periods of success increasing as our operations become streamlined and we continue to grow our existing market segments and to expand into new, untapped channels.

Our fundamental approach to attaining our goals is simple: we will utilize and continue to develop our highly-trained and focused sales force and technical support staff to consistently provide a superior customer experience for our exceptional, well-recognized product lines. We have taken our proven sales model and, in order to achieve our objectives and to profitably grow our company, we are developing and have begun to implement strategies to optimize operating efficiencies, further enhance our sales organization, expand our access in our current markets, move into new markets and channels, and instill a culture of continuous improvement to strengthen our business. We believe these strategies, along with management’s previous successful experiences with corporate expansion, will provide the foundation necessary to dynamically grow the business and thereby produce attractive returns for our stockholders.

Some of our vital initiatives include:

Enhance Sales Productivity. We intend to build upon the strength of our existing sales force and the benefits of the service we provide our customers by investing in the continued development of our team of sales representatives and managers through improved recruitment, training, professional development and new compensation incentives.

Optimize Operating Efficiency through Continuous Improvement. We intend to improve operations and increase our profit margins by streamlining our business processes to lower operating expenses, improving company-wide productivity, redesigning our production lines for maximum manufacturing and distribution flexibility, reducing non-value added activities and working capital needs, consolidating operations where appropriate and improving overall quality.

Grow Position in Targeted Market Segments. We continue to target the fastest growing categories in our core channels where we can leverage our competitive strengths, such as transportation, food processing and service, hospitality, government, and schools. We intend to continue investing in our brands and building upon our brand awareness through promotional efforts, product repackaging, and targeted advertising.

Expand into Additional Sales Channels. We believe we can grow our business by selling our product and service solutions through new channels of distribution where we have not previously focused our resources. We will continue to leverage the skills and capabilities of our well-trained and experienced sales organization as well as to build new organizational capabilities to grow and profitably develop new channels.

Pursue Strategic Acquisitions that Complement our Strong Platform. Our growth strategy includes making potential complementary acquisitions that could increase our scale and provide access to new markets, brands, products, and sales capabilities, as well as locating selected production closer to our customers.

To achieve our goals, we may potentially undertake various restructuring initiatives in order to streamline and improve our operations. While the cost of this restructuring effort is undetermined at this time, related expenses could range to $8 million.

There are some challenges that we must address and manage in order to accomplish our key strategic initiatives, including the continuing rapid increase of commodity costs which may require us to raise prices more frequently and has, historically, had a negative impact on unit volumes. We will continue to monitor economic variables such as costs for energy and raw materials, potential economic repercussions that could result from instability caused by worldwide political events, and the potential for changes in competition, including pricing. In addition, we are faced with execution risk around accomplishing our key strategic initiatives.

Notwithstanding these challenges, we believe that we are poised to take advantage of the exciting and new prospects that face us as a new publicly-traded company. There are enormous opportunities for accelerated growth, and we are led by a Chief Executive Officer whose primary professional focus over the past two decades was to grow the lighting business of Acuity Brands. With a great team orchestrating the growth, that company grew – organically and through acquisitions – from $600 million to $2 billion in annualized sales. Our management team recognizes the same opportunities exist at Zep.

Our five year plan will be implemented aggressively, but with exceptional direction, careful deliberation and skill. We intend to make meaningful progress in the execution of our strategic initiatives in the coming year, and we anticipate introducing new products and exploring opportunities to enter new channels to further fuel growth and expand our presence in the market. We look forward to achieving our objectives and to continuing to build a vibrant, market-driven company that delivers enhanced shareholder value.

Accounting Standards Adopted in Fiscal 2007

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-03”). The consensus reached in EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, value added and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006, and thus became effective for us during the third quarter of fiscal 2007. As a matter of accounting policy, we record all taxes within the scope of EITF 06-03 on a net basis.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures are effective as of the end of fiscal years ending after December 15, 2006, and are therefore effective for us at the end of fiscal year 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and is therefore effective for us in fiscal year 2009. The adoption of SFAS No. 158 did not materially affect our operating results or statement of financial position.

Accounting Standards Yet to be Adopted

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is less complex than using the hedge-accounting requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to achieve similar results. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is therefore effective for the company beginning in fiscal year 2009. We are currently assessing the effect of implementing this guidance, which is dependent upon the nature and extent of eligible items elected to be measured at fair value upon initial application of the standard. However, we do not expect the adoption of SFAS No. 159 to have a material impact on our results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and is therefore effective for us beginning in fiscal year 2009. We are currently evaluating the impact that this guidance will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is therefore effective for us in fiscal year 2008. We are in the process of evaluating the impact FIN 48, however we do not anticipate adoption of this standard will have a material impact on our results of operations and financial position.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Combined Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. As discussed in Note 2 of the Notes to Combined Financial Statements, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; depreciation, amortization, and the recoverability of long-lived assets, including intangible assets; share-based compensation expense; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with our Audit Committee. See Note 2 of the Notes to Combined Financial Statements for a summary of our accounting policies. We believe the following represent our critical accounting estimates:

Inventories

Inventories include materials, direct labor, and related manufacturing overhead, and are stated at the lower of cost (on a first-in, first-out or average cost basis) or market. Management reviews inventory quantities on hand and records a provision for excess or obsolete inventory primarily based on estimated future demand as a function of historical buying patterns and current market conditions. A significant change in customer demand or market conditions could render certain inventory obsolete and thus could have a material adverse impact on our operating results in the period the change occurs.

Long-Lived and Intangible Assets and Goodwill

We review goodwill and intangible assets with indefinite useful lives for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the long-lived asset below its carrying value. All other long-lived and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized based on the difference between the carrying value of the asset and its estimated fair value, which would be determined based on either discounted future cash flows or other appropriate fair value methods. The evaluation of goodwill and intangibles with indefinite useful lives for impairment requires management to use significant judgments and estimates including, but not limited to, projected future net sales, operating results, and cash flows of our business.

Although management currently believes that the estimates used in the evaluation of goodwill and intangibles with indefinite lives are reasonable, differences between actual and expected net sales, operating results, and cash flows could cause these assets to be deemed impaired. If this were to occur, we would be required to charge to operations the write-down in value of such assets, which could have a material adverse effect on our results of operations and financial position, but not our cash flow from operations.

Self-Insurance

It is our policy to self-insure, up to certain limits, certain risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including toxic tort and other product liability claims), and auto liability is limited to $0.5 million per occurrence of such claims. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to our independent actuary. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.5 million per occurrence) and business interruptions resulting from such loss lasting three days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. We are fully self-insured for certain other types of liabilities, including environmental, product recall, patent infringement and errors and omissions. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense, and cash flow.

We are also self-insured for the majority of our medical benefit plans. We estimate our aggregate liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. The appropriateness of the lag factor is evaluated at least annually and, if necessary, revised upon review. Although management believes that the current estimates are reasonable, significant differences related to claim reporting patterns, plan designs, legislation, and general economic conditions could materially affect our medical benefit plan liabilities, future expense, and cash flow.

Share-Based Compensation Expense

On September 1, 2005, we adopted SFAS No. 123(R), which requires compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. We adopted SFAS No. 123(R) using the modified prospective method and applied it to the accounting for stock options, restricted shares, and share units representing certain deferrals into the Supplemental Deferred Savings Plan (which is discussed further in Note 6 of the Notes to Combined Financial Statements). Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) share-based expense for all awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into the Supplemental Deferred Savings Plan. We incurred $3.2 million, $3.4 million, and $2.3 million of share-based expense for the years ended August 31, 2007, 2006, and 2005, respectively. Prior to September 1, 2005, as permitted by SFAS No. 123, we accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and, therefore, recorded no share-based expense for employee stock options. Results for prior periods have not been restated. We continue to account for any awards with graded vesting on a straight-line basis.

SFAS No. 123(R) does not specify a preference for a type of valuation model to be used when measuring the fair value of share-based payments, and we will continue to employ the Black-Scholes model in deriving the fair value estimates of such awards. SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Therefore, expense related to share-based payments and recognized in fiscal 2007 has been reduced for estimated forfeitures. Our assumptions used in the Black-Scholes model remain otherwise unaffected by the implementation of this pronouncement. As of August 31, 2007, there was $7.2 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted- average period of two years. As of August 31, 2007, there was $0.7 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of two years. The cumulative effect of adoption of SFAS No. 123(R) was insignificant to our results of operations. Also, the majority of the share-based compensation expense generated through the administration of our share-based award programs does not affect Zep’s overall cash position. Therefore, certain of these expenses have been reflected as other non-cash charges within our Combined Statement of Cash Flows and Combined Statements of Parent’s Equity and Comprehensive Income. Forfeitures were estimated based on historical experience. If factors change causing different assumptions to be made in future periods, compensation expense recorded pursuant to SFAS No. 123(R) may differ significantly from that recorded in the current period. See Notes 2 and 6 of the Notes to Combined Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options as well as for the financial implications associated with the adoption of SFAS No. 123(R).

Litigation

We recognize expense for legal claims when payments associated with the claims become probable and can be reasonably estimated. Due to the difficulty in estimating costs of resolving legal claims, actual costs may be substantially higher or lower than the amounts reserved.

Environmental Matters

We recognize expense for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual cost of resolving environmental issues may be higher or lower than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations. We are self-insured for most environmental matters.

Cautionary Statement Regarding Forward-Looking Information

This filing contains, and other written or oral statements made by or on behalf of us may include, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we, or the executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Specifically, forward-looking statements may include, but are not limited to:

•	statements relating to our future economic performance, business prospects, revenue, income, and financial condition;

•	statements relating to the tax-free nature of the distribution of Zep common stock to stockholders of Acuity Brands in the spin-off; and

•	statements preceded by, followed by, or that include the words “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the company.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results, expectations, or outcomes to differ materially from our historical experience and the historical experience of Acuity Brands as well as management’s present expectations or projections. These risks and uncertainties include, but are not limited to:

•	underlying assumptions or expectations related to the spin-off transaction proving to be inaccurate or unrealized;

•	customer and supplier relationships and prices;

•	competition;

•	ability to realize anticipated benefits from initiatives and timing of benefits;

•	market demand;

•	litigation and other contingent liabilities, such as environmental matters; and

•	economic, political, governmental, technological, and natural disaster related factors affecting the company’s operations, tax rate, markets, products, services, and prices, among others.

In evaluating these forward-looking statements, you should consider various factors, including those described in Item 1a: Risk Factors. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report and Form 10-K. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Annual Report and Form 10-K or to reflect the occurrence of unanticipated events.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

General. We are exposed to market risks that may impact our financial statements due primarily to changing interest rates and foreign exchange rates. The following discussion provides additional information regarding our market risks.

Interest Rates. Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. The substantial majority of long-term debt outstanding at August 31, 2007 was attributable to facilities with variable interest rates. Based on our borrowings as of the distribution date, the potential change in annual interest expense resulting from a hypothetical 10% fluctuation in market interest rates would be approximately $0.4 million. See Note 4 of the Notes to Combined Financial Statements for additional information regarding our long-term debt.

Foreign Exchange Rates. The majority of our net sales, expense, and capital purchases are transacted in United States dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to our operations in Canada and Europe. A hypothetical fluctuation in the Canadian dollar and Euro of 10% would impact operating profit by approximately $0.6 million and $0.6 million, respectively. The impact of these hypothetical currency fluctuations has been calculated in isolation from any response we would undertake to address such exchange rate changes in our foreign markets.

Fluctuations in Commodity Prices. The key raw materials used in our products are surfactants, polymers and resins, fragrances, water, solvents, and other petroleum-based materials and packaging materials. We do not expect to engage in significant commodity hedging transactions for raw materials, though we have committed and will continue to commit to purchase certain materials for specified periods of time. Many of the raw materials that we use are petroleum-based and, therefore, subject to the availability and price of oil. Significant increases in the prices of our products due to increases in the cost of raw materials or packaging materials could have a negative effect on demand for products and on profitability. Failure to effectively manage future increases in the costs of these materials could adversely affect our operating margins and cash flow. Furthermore, there are a limited number of suppliers for some of our raw materials, packaging materials, and finished goods. Our profitability, volume, and cash flow could be negatively impacted by limitations inherent within the supply chain of certain of these materials, including competitive conditions, governmental issues, legal issues, natural disasters, and other events that could impact both the availability and price of the materials.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Zep Inc.

We have audited the accompanying combined balance sheets of Zep Inc. as of August 31, 2007 and 2006, and the related combined statements of income, parent’s equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Zep Inc. at August 31, 2007 and 2006, and the combined results of its operations and its cash flows for each of the three years in the period ended August 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the combined financial statements, during the year ended August 31, 2007, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R).”

As discussed in Note 2 to the combined financial statements, during the year ended August 31, 2006, the Company began recording share-based expense in accordance with Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”.

/s/ Ernst & Young LLP

Atlanta, Georgia

November 28, 2007

Zep Inc.

COMBINED BALANCE SHEETS

(In thousands)

	August 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$9,142	$8,128
Accounts receivable, less reserve for doubtful accounts of $3,503 and $3,788 at August 31, 2007 and 2006, respectively	93,102	89,940
Inventories	45,534	46,483
Prepayments and other	4,902	4,325
Deferred income taxes	6,283	6,573

Total current assets	158,963	155,449

Property, plant, and equipment, at cost:
Land	3,276	3,261
Buildings and leasehold improvements	51,293	50,351
Machinery and equipment	78,329	83,482

Total property, plant, and equipment	132,898	137,094
Less accumulated depreciation and amortization	81,215	83,518

Property, plant, and equipment, net	51,683	53,576

Other assets:
Goodwill	31,864	31,555
Intangible assets	118	145
Deferred income taxes	6,725	7,289
Other long-term assets	120	359

Total other assets	38,827	39,348

Total assets	$249,473	$248,373

LIABILITIES AND PARENT’S EQUITY
Current liabilities:
Current maturities of long-term debt	$296	$643
Accounts payable	37,279	35,410
Accrued compensation	17,830	20,492
Other accrued liabilities	31,744	26,952

Total current liabilities	87,149	83,497
Long-term debt, less current maturities	74,704	74,357

Deferred income taxes	413	616

Self-insurance reserves, less current portion	7,747	6,134

Other long-term liabilities	4,626	2,721

Commitments and contingencies (See Note 7)
Parent’s equity:
Parent’s equity investment	61,518	72,077
Accumulated other comprehensive loss items	13,316	8,971

Total parent’s equity	74,834	81,048

Total liabilities and parent’s equity	$249,473	$248,373

The accompanying Notes to Combined Financial Statements are an integral part of these statements.

Zep Inc.

COMBINED STATEMENTS OF INCOME

(In thousands)

	Years Ended August 31
	2007	2006	2005
Net Sales	$565,886	$552,084	$534,952
Cost of Products Sold	240,028	234,894	223,113

Gross Profit	325,858	317,190	311,839
Selling, Distribution, and Administrative Expense	296,016	276,792	272,506
Loss (Gain) on sale of fixed assets	193	349	(1,896)
Gain on sale of businesses	—	—	(538)
Special Charge	—	—	4,533

Operating Profit	29,649	40,049	37,234
Other Expense (Income):
Interest expense, net	4,988	4,429	2,639
Miscellaneous (income), net	(176)	(203)	(509)

Total Other Expense (Income)	4,812	4,226	2,130

Income before Provision for Income Taxes	24,837	35,823	35,104
Provision for Income Taxes	10,754	14,548	12,044

Net Income	$14,083	$21,275	$23,060

The accompanying Notes to Combined Financial Statements are an integral part of these statements.

Zep Inc.

COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended August 31
	2007	2006	2005
Cash (Used for) Provided by Operating Activities:
Net income	$14,083	$21,275	$23,060
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	7,101	8,397	9,090
Loss (Gain) on the sale or disposal of fixed assets	193	349	(1,896)
Gain on the sale of business	—	—	(538)
Other non-cash charges	2,342	2,427	1,286
Changes in assets and liabilities
Accounts receivable	(3,162)	(4,218)	(2,134)
Inventories	949	261	(181)
Deferred income taxes	651	(1,376)	(4,309)
Prepayments and other current assets	(577)	(189)	1,855
Accounts payable	1,869	3,471	3,767
Accrued compensation and other current liabilities	2,130	(2,246)	1,778
Self insurance reserves and other long-term liabilities	3,518	(1,735)	1,194
Other assets	1,834	2,063	1,642

Net Cash Provided by Operating Activities	30,931	28,479	34,614

Cash Used for Investing Activities:
Purchases of property, plant, and equipment	(5,809)	(5,533)	(12,921)
Proceeds from sale of property, plant, and equipment	127	34	2,390
Proceeds from sale of businesses	164	151	251

Net Cash Used for Investing Activities	(5,518)	(5,348)	(10,280)

Cash Provided by (Used for) Financing Activities:
Proceeds from issuances of long-term debt	647	473	544
Repayments of long-term debt	(647)	(473)	(544)
Net activity with Acuity Brands, Inc.	(24,831)	(27,158)	(15,492)

Net Cash Provided by (Used For) Financing Activities	(24,831)	(27,158)	(15,492)

Effect of Exchange Rate Changes on Cash	432	361	(113)

Net Change in Cash and Cash Equivalents	1,014	(3,666)	8,729
Cash and Cash Equivalents at Beginning of Period	8,128	11,794	3,065

Cash and Cash Equivalents at End of Period	$9,142	$8,128	$11,794

Supplemental Cash Flow Information:
Income taxes paid during the year	$9,413	$15,077	$12,790
Interest paid during the period	$5,211	$4,429	$2,579

The accompanying Notes to Combined Financial Statements are an integral part of these statements.

Zep Inc.

COMBINED STATEMENTS OF PARENT’S EQUITY AND COMPREHENSIVE INCOME

(In thousands)

	Parent’s Equity	Accumulated Other Comprehensive Income	Total Equity	Comprehensive Income
Balance at August 31, 2004	$70,265	$(627)	$69,638
Net Income	23,060	—	23,060	$23,060
Foreign currency translation adjustment (net of tax expense of $585)	—	4,566	4,566	4,566
Other non-cash charges	1,286	—	1,286

Comprehensive income				$27,626

Net transaction with Acuity Brands, Inc.	(18,152)	—	(18,152)

Balance at August 31, 2005	$76,459	$3,939	$80,398
Net Income	21,275	—	21,275	$21,275
Foreign currency translation adjustment (net of tax expense of $73)	—	5,032	5,032	5,032
Other non-cash charges	2,427	—	2,427
Equity Adjustment for Deferred Compensation Plan Amendment	1,394	—	1,394

Comprehensive income				$26,307

Net transaction with Acuity Brands, Inc.	(29,478)	—	(29,478)

Balance at August 31, 2006	$72,077	$8,971	$81,048
Net Income	14,083	—	14,083	$14,083
Foreign currency translation adjustment (net of tax expense of $0)	—	4,345	4,345	4,345
Other non-cash charges	2,342	—	2,342

Comprehensive income				$18,428

Net transaction with Acuity Brands, Inc.	(26,984)	—	(26,984)

Balance at August 31, 2007	$61,518	$13,316	$74,834

The accompanying Notes to Combined Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 1: Distribution, Description of Business and Basis of Presentation

Distribution and Description of the Business

On July 23, 2007, Acuity Brands, Inc. (“Acuity Brands”) announced its intention to separate its lighting and specialty products businesses by spinning off the specialty products business of Acuity Specialty Products Group, Inc. into an independent, publicly traded company named Zep Inc. to Acuity Brands stockholders (the “spin-off”). The Board of Directors of Acuity Brands approved the completion of the spin-off on September 28, 2007, subject to the setting of the record date and the distribution date by the Executive Committee of the Acuity Brands Board of Directors. The Executive Committee established the record date and distribution date for the spin-off on October 6, 2007.

Prior to the spin-off, Acuity Brands engaged in an internal restructuring, including a holding company reorganization. As part of the internal restructuring, the business that had previously been conducted by Acuity Specialty Products Group, Inc. was merged into the parent company and was subsequently transferred to Acuity Specialty Products, Inc. (“ASP”). ASP is now a wholly-owned subsidiary of Zep Inc.

Acuity Brands distributed to its stockholders, on a pro rata basis, all of the shares of Zep Inc. common stock by means of a stock dividend on October 31, 2007 (the “Distribution”). The stock dividend of one share of Zep common stock for every two shares of Acuity Brands common stock was paid pro rata to holders of record of Acuity Brands common stock at the close of business on October 17, 2007, which is the record date for the Distribution. No fractional shares of Zep common stock were distributed. Instead of fractional shares, Zep stockholders received cash. Following the Distribution, Acuity Brands does not own any shares of Zep as the spin-off rendered Zep an independent public company. In conjunction with the separation of their businesses, Zep Inc. and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the Agreement of Plan of Distribution, which we refer to as the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement. The spin-off is intended to be tax-free to affected shareholders, and Acuity Brands has received a favorable ruling from the Internal Revenue Service supporting the spin-off’s tax-free status. Acuity Brands and Zep Inc. have also received an opinion from their external counsel supporting the spin-off’s tax-free status. The stock of Zep Inc. is listed on the New York Stock Exchange under the ticker symbol “ZEP”.

These Combined Financial Statements include the accounts comprising Acuity Brands’ chemical business (referred to herein as “Zep” or the “Company”). Zep is a producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. Zep’s product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor care, sanitizers, and pest and weed control products. Utilizing a base of more than 2,300 unique formulations, Zep sells over 12,000 products, through its salaried and commissioned direct sales force, operates six plants, and serves approximately 350,000 customers through a network of distribution centers and warehouses.

Basis of Presentation

The Combined Financial Statements have been prepared on the historical cost basis in accordance with U.S. generally accepted accounting principles and present Zep’s financial position, results of operations, and cash flows as derived from historical financial statements of Acuity Brands as of August 31, 2007 and 2006 and for the three years ended August 31, 2007, 2006, and 2005. Certain functions including treasury, tax, executive and employee benefits, financial reporting, risk management, legal, corporate secretary and investor relations have historically been managed by the corporate division of Acuity Brands on behalf of its subsidiaries. The assets, liabilities, and expenses related to the support of these centralized corporate functions have been allocated to Zep

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

on a specific identification basis to the extent possible. Otherwise, allocations related to these services were primarily based upon an estimate of the proportion of corporate amounts applicable to Zep given Zep’s contribution to both its consolidated parent company’s revenues and employee base. Allocation ratios derived from these contribution factors are similar in amount and remained consistent throughout the historical periods presented. Examples of expenses that were allocated in accordance with these proportional estimates include charges related to accounting and legal services undertaken to ensure the consolidated parent company’s compliance with various regulatory requirements as well as the salaries of certain corporate officers and employees. In the opinion of management, the assumptions and allocations have been made on a reasonable and appropriate basis under the circumstances. Management believes that amounts allocated to Zep reflect a reasonable representation of the types of costs that would have been incurred if Zep had performed these functions as a stand-alone company. However, these combined financial statements do not include all of the actual expenses that would have been incurred had Zep been a stand-alone entity during the periods presented and do not reflect Zep’s combined results of operations, financial position, and cash flows had Zep actually been a stand-alone company during the periods presented. The combined financial statements reflect an allocation of corporate expense, assets and liabilities including but not limited to debt and related interest expense, of which these two are further described in Note 4 to the Notes to Combined Financial Statements.

Note 2: Summary of Significant Accounting Policies

Principles of Combination

The Combined Financial Statements include the accounts of Zep after elimination of significant intercompany transactions and accounts.

Revenue Recognition

Zep records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price to the customer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer’s delivery site. Provisions for rebates, sales incentives, product returns, and discounts to customers are recorded as an offset to revenue in the same period the related revenue is recorded. The Company also maintains one-time or on-going marketing and trade-promotion programs with certain customers that require the Company to estimate and accrue the expected costs of such programs. These arrangements include cooperative marketing programs, merchandising of the Company’s products and introductory marketing funds for new products and other trade-promotion activities conducted by the customer. Costs associated with these programs are recorded as a reduction of revenues.

The Company provides for limited product return rights to certain distributors and customers primarily for slow moving or damaged items subject to certain defined criteria. The Company monitors product returns and records, at the time revenue is recognized, a provision for the estimated amount of future returns based primarily on historical experience and specific notification of pending returns. Although historical product returns generally have been within expectations, there can be no assurance that future product returns will not exceed historical amounts. A significant increase in product returns could have a material impact on the Company’s operating results in future periods.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions, which include estimates of

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Acuity Brands’ costs allocated to Zep, that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash in excess of daily requirements is invested in marketable securities and is included in the accompanying balance sheets at fair value. Zep considers time deposits and marketable securities purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an allowance for estimated uncollectible accounts to reflect losses anticipated on accounts receivable balances. The allowance is based on historical write-offs, an analysis of past due accounts based on the contractual terms of the receivables, and the economic status of customers, if known. Management believes that the allowance is sufficient to cover uncollectible amounts; however, there can be no assurance that unanticipated future business conditions of customers will not have a negative impact on the Company’s results of operations.

Concentrations of Credit Risk

Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using Zep’s products, as well as their dispersion across many different geographic areas. Receivables due from The Home Depot were approximately $14.3 million as of August 31, 2007 and $15.2 million and $14.4 million for the years ended August 31, 2006 and 2005, respectively. No other single customer accounted for more than 10% of combined receivables at August 31, 2007. Additionally, net sales to The Home Depot by Zep accounted for approximately 11% of combined net sales in fiscal year 2007, and for approximately 12% in fiscal years 2006 and 2005, respectively.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values. As discussed further in Note 4 of the Notes to Combined Financial Statements, the debt levels reflected within our historical Combined Balance Sheets reflect assumptions regarding prospective debt issuances based upon Zep’s anticipated financial condition on or about the time of the spin-off. Therefore, it is not practicable to make estimates regarding the fair value of our outstanding indebtedness.

Inventories

Inventories include materials, direct labor, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	August 31,
	2007	2006	2005
Raw materials and supplies	$13,277	$11,788	$12,365
Work in progress	178	249	429
Finished goods	33,831	36,308	35,807

	47,286	48,345	48,601
Less: Reserves	(1,752)	(1,862)	(1,857)

	$45,534	$46,483	$46,744

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Goodwill and Other Intangibles

Of the $31.9 million in goodwill reflected as of August 31, 2007 on the Combined Balance Sheets, approximately $21.0 million is attributable to the fiscal 1997 acquisition of Enforcer Products, Inc. (“Enforcer”). The Enforcer brand provides retail plumbing and pest and weed control products sold through home improvement retailers. The remainder of the goodwill resulted from several smaller acquisitions. Zep tests goodwill for impairment on an annual basis in the fiscal fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of the reporting unit, Zep, with its carrying value, including goodwill. The fair value of Zep is determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the calculated fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. This analysis did not result in an impairment charge during fiscal years 2007, 2006, or 2005.

Zep’s intangible assets subject to amortization primarily include the trademarks, patents, and formulations acquired through the purchase of Enforcer. The Company amortizes trademarks associated with specific products with finite lives over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years. The Company recorded amortization expense of less than $0.1 million related to intangible assets with finite lives during fiscal years 2007, 2006, and 2005. In each of the next five years amortization expense is projected to remain consistent with that reported during fiscal years 2007, 2006, and 2005. No adjustments were made during fiscal year 2007 to intangible assets related to trademarks, patents, and formulations other than normal accumulated amortization.

Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	August 31,
	2007	2006	2005
Deferred compensation and postretirement benefits (1)	$3,219	$2,629	$4,643
Miscellaneous	1,407	92	103

	$4,626	$2,721	$4,746

(1)

Postretirement benefits—Acuity Brands has historically maintained a non-qualified deferred compensation plan whose participants have included eligible employees of Zep Inc. The deferred compensation plan administered by Acuity Brands provided for elective deferrals of an eligible employee’s compensation and, in some cases, matching contributions by Acuity Brands. In addition, the plan provided for an automatic contribution by Acuity Brands of 3% of an eligible employee’s compensation. On June 29, 2006, the Acuity Brands Board of Directors amended this plan to provide that related share unit deferrals would be distributed in stock rather than cash upon settlement. Zep Inc. reclassified amounts previously accrued in connection with the pre-amendment cash based settlement obligation to the appropriate equity account concurrent with the amendment to the plan’s settlement provisions. The effect of this reclassification is presented within the Equity Adjustment for Deferred Compensation Plan Amendment line item off our

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Combined Statements of Parent’s Equity and Comprehensive Income, and the reclassification is the primary reason for the decrease in this liability during fiscal 2006. See Note 6 of the Notes to Combined Financial Statements for more information regarding this plan.

We adopted our own non-qualified deferred compensation plan effective October 31, 2007 for the benefit of our eligible employees.

Shipping and Handling Fees and Costs

Zep includes shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of Products Sold. Certain customer related shipping and handling costs are included in Selling, Distribution, and Administrative Expense, and those costs totaled $37.0 million, $35.4 million, and $26.3 million for fiscal years 2007, 2006, and 2005, respectively.

Earnings Per Share

Earnings per share data has not been presented within our Combined Financial Statements since the businesses that comprise Zep were wholly owned subsidiaries of Acuity Brands, or businesses thereof, during the three years ended August 31, 2007.

Share-Based Compensation

During the three years ended August 31, 2007, Zep employees participated in Acuity Brands’ stock-based compensation programs that provided for the granting of Acuity Brands stock options, restricted stock awards, and employee stock purchase plan rights to employees and other key individuals. The majority of the share-based compensation expense generated through the administration of these award programs does not affect Zep’s overall cash position. Therefore, certain of these expenses have been reflected as other non-cash charges within our Combined Statement of Cash Flows and Combined Statements of Parent’s Equity and Comprehensive Income. Effective September 1, 2005, Acuity Brands adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment using the modified prospective method in its accounting for Acuity Brands’ stock options, restricted shares, and share units representing certain deferrals into the Supplemental Deferred Savings Plan (see Note 6 of the Notes to Combined Financial Statements for further discussion of these plans).

Had share-based expense for Acuity Brands’ stock option plans and employee stock purchase plans been determined based on a calculated fair value using the Black-Scholes model at the grant date for awards consistent with the recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“SFAS No. 123(R)”), Zep’s net income would have been impacted as follows for the years ended August 31, 2005:

Years Ended August 31, 2005
Net income, as reported	$23,060
Less: Compensation expense related to the Employee Stock Purchase Plan, net of tax	(94)
Less: Stock-based compensation determined under fair value based method for stock option awards, net of tax	(774)

Net income, pro forma	$22,192

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The pro forma effect of applying SFAS No. 123(R) may not be representative of the effect on Zep’s future reported net income as awards currently issued in Acuity Brands’ equity could be replaced with those issued by Zep on or about the Distribution date.

Prior to the adoption of SFAS No. 123(R), Acuity Brands recognized the full fair value of restricted stock awards upon issuance within stockholders’ equity. At the end of fiscal year 2005, approximately $3.5 million of deferred compensation costs attributable to Zep had been recognized in paid-in capital, offset by an equal amount recorded in unearned compensation on restricted stock. These amounts were reversed pursuant to the adoption of SFAS No. 123(R) and were recognized as equity instruments pertaining to restricted stock awards in accordance with the related awards’ vesting provisions.

Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into the Supplemental Deferred Savings Plan. Zep incurred $3.2 million, $3.4 million, and $2.3 million of share-based expense for the years ended August 31, 2007, 2006, and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.4 million, $1.4 million, and $0.8 million for the years ended August 31, 2007, 2006, and 2005, respectively. Zep did not capitalize any expense related to share-based payments and has recorded share-based expense in selling, distribution, and administrative expenses. Equity awards having graded vesting provisions are accounted for on a straight-line basis.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. Acuity Brands elected to adopt the alternative transition method permissible under this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method simplifies establishment of the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation. SFAS No. 123(R) requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Any excess tax benefits associated with share-based awards issued to Zep officers and key employees will remain with Acuity Brands. See Note 6 of Notes to Combined Financial Statements for additional information pertaining to share-based award programs affecting Zep personnel.

Depreciation

For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (20 to 40 years for buildings and 5 to 12 years for machinery and equipment) while accelerated depreciation methods are used for income tax purposes. Leasehold improvements are amortized over the life of the lease or the useful life of the improvement, whichever is shorter.

Research and Development

Research and development costs, which are included in Selling, Distribution, and Administrative Expense in our Combined Statements of Income, are expensed as incurred. Research and development expenses amounted to $2.3 million during fiscal years 2007 and 2006, and $2.2 million during fiscal year 2005.

Advertising

Advertising costs are expensed as incurred and are included within Selling, Distribution, and Administrative Expense in our Combined Statements of Income. These costs totaled $0.7 million, $1.4 million, and $1.3 million during fiscal years 2007, 2006, and 2005, respectively.

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Foreign Currency Translation

The functional currency for the foreign operations of Zep is the local currency. The translation of foreign currencies into United States dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate each month during the year. The gains or losses resulting from the translation are included in Comprehensive Income in the Combined Statements of Parent’s Equity and Comprehensive Income and are excluded from net income.

Gains or losses resulting from foreign currency transactions are included in Miscellaneous expense (income), net in the Combined Statements of Income and were insignificant during fiscal years 2007, 2006, and 2005.

Interest Expense, Net

Interest expense, net, is composed primarily of interest expense on long-term debt, revolving credit facility borrowings, and short-term borrowings, partially offset by interest income on cash and cash equivalents. As discussed in Note 4 of the Notes to Combined Financial Statements, outstanding debt in the amount of $75.0 million has been presented within Zep’s historical Combined Statements of Financial Position for years ended August 31, 2007, 2006, and 2005. Zep has reflected interest expense associated with these borrowings within the historical Combined Statements of Income as though the $75.0 million in total borrowings had been outstanding during all periods presented therein.

The following table summarizes the components of interest expense, net:

	Years Ended August 31,
	2007	2006	2005
Interest expense	$5,218	$4,641	$2,935
Interest income	(230)	(212)	(296)

Interest expense, net	$4,988	$4,429	$2,639

Miscellaneous Expense (Income), Net

Miscellaneous expense (income), net, is composed primarily of gains or losses on foreign currency transactions.

Accounting Standards Adopted in Fiscal 2007

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-03”). The consensus reached in EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, value added and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006, and thus became

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

effective for us during the third quarter of fiscal 2007. As a matter of accounting policy, we record all taxes within the scope of EITF 06-03 on a net basis.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures are effective as of the end of fiscal years ending after December 15, 2006, and are therefore effective for us at the end of fiscal year 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, and is therefore effective for us in fiscal year 2009. The adoption of SFAS No. 158 did not materially affect our operating results or statement of financial position.

Accounting Standards Yet to be Adopted

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies, at their election, to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, and it is less complex than using the hedge-accounting requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to achieve similar results. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is therefore effective for the company beginning in fiscal year 2009. We are currently assessing the effect of implementing this guidance, which is dependent upon the nature and extent of eligible items elected to be measured at fair value upon initial application of the standard. However, we do not expect the adoption of SFAS No. 159 to have a material impact on our results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and is therefore effective for us beginning in fiscal year 2009. We are currently evaluating the impact that this guidance will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is therefore effective for us in fiscal year 2008. We are in the process of evaluating the impact FIN 48, however we do not anticipate adoption of this standard will have a material impact on our results of operations and financial position.

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 3: Employee Benefit Plans

During the three years ended August 31, 2007, our employees participated in Zep’s qualified defined contribution plans to which both employees and Zep make contributions. The cost to Zep for these plans during the years ended August 31, 2007, 2006, and 2005 was $2.8 million, $2.4 million, and $2.2 million, respectively. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. Historically, plan participants could invest a percentage of their contributions into an Acuity Brands common stock fund. Zep was a wholly-owned subsidiary of Acuity Brands prior to the October 31, 2007 spin-off. At August 31, 2007, assets of the domestic defined contribution plans included shares of Acuity Brands’ common stock with a market value of approximately $12.1 million, which represented approximately 6.4% of the total fair market value of the assets in Zep’s domestic defined contribution plans. In addition, Acuity Brands maintains a non-qualified deferred compensation plan in which certain employees of Zep participate. The deferred compensation plan provided for elective deferrals of an eligible employee’s compensation and, in some cases, matching contributions by Acuity Brands. The plan also provided for an automatic contribution by Acuity Brands of 3% of an eligible employee’s compensation. Costs and related liabilities incurred by Zep employees’ participation in this plan have been reflected in the accompanying Combined Financial Statements.

Following the spin-off, plan participants will be able to invest a certain percentage of contributions into a Zep common stock fund that will be added to Zep’s qualified defined contribution plan. Also, we adopted our own non-qualified deferred compensation plan effective October 31, 2007 for the benefit of our eligible employees.

Note 4: Long-Term Debt and Lines of Credit

Long-Term Debt

The debt levels reflected within the historical Combined Financial Statements reflect assumptions regarding prospective debt issuances based upon Zep’s anticipated financial condition on or about the time of the spin-off. A primary measure used in assessing this condition is Zep’s EBITDA (earnings before interest expense, provision for income taxed, depreciation and amortization), which has remained consistent throughout the periods presented in these historical financial statements. Therefore, outstanding debt in the amount of $75.0 million has been presented within Zep’s historical Combined Statements of Financial Position for the years ended August 31, 2007, 2006, and 2005. Zep has reflected the interest expense associated with these borrowings within its historical Combined Statements of Income as though the $75.0 million in total borrowings had been outstanding during all periods presented therein.

On October 19, 2007 we executed a new receivables facility and a new revolving credit facility in anticipation of the spin-off, and the significant terms of each of those facilities are discussed below. We drew $62.5 million from that revolving credit facility on October 31, 2007. The resulting proceeds of $62.5 million were immediately distributed to Acuity Brands. Additionally, we are responsible for a $7.2 million industrial revenue bond due in 2018 as well as approximately $0.3 million of other debt following the spin-off. Additional borrowings may be necessary in event that we become obligated to remit further payment to Acuity Brands pursuant to the provisions of the distribution agreement.

Revolving Credit Facility

On October 19, 2007, we entered into a new $100 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks consisting of Bank of America, JPMorgan

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Chase Bank (“Administrative Agent”), KeyBank, Regions Bank, Wachovia Bank, and Wells Fargo Bank. The material terms of the Revolving Credit Facility are as set forth below. Additionally, on the same date we entered into a Credit and Security Agreement (“Receivables Facility”) that allows us to borrow, on an ongoing basis, up to $40 million secured by undivided interests in a defined pool of trade accounts receivable of the Company. Counterparties to the Receivables Facility include Variable Funding Capital Company LLC, as Lender, and Wachovia Bank as backstop liquidity provider and agent for the Lender. The material terms of the Receivables Facility are as set forth below.

Generally, amounts outstanding under the Revolving Credit Facility bear interest at a “base rate” or a “Eurocurrency Rate”. Base rate advances are denominated in U.S. Dollars, and amounts outstanding bear interest at a fluctuating rate equal to JPMorgan’s base rate. Eurocurrency rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to LIBOR for the applicable currency plus an applicable margin. The applicable margins are based on our leverage ratio, as defined in the Revolving Credit Facility, with such margins ranging from 0.50% to 1.00%. Interest on both base rate and Eurocurrency rate advances are payable upon the earlier of maturity of the outstanding loan or quarterly if the loan is for a period greater than three months. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on October 19, 2012.

We are required to pay certain fees in connection with the Revolving Credit Facility. For example, we must pay an annual facility fee. This fee is payable quarterly in arrears and is determined by our leverage ratio as defined in the Revolving Credit Facility. This facility fee ranges from 0.125% to 0.250% of the aggregate $100 million commitment of the lenders under the Revolving Credit Facility. Additionally, we are also required to pay certain fees to the Administrative Agent for administrative services.

The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA, as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, inaccurate or false representations or warranties, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults.

Receivables Facility

The Receivables Facility allows us to borrow, on an ongoing basis, up to $40 million secured by undivided interests in a defined pool of trade accounts receivable of the Company. Interest rates under the Receivables Facility vary with asset-backed commercial paper rates plus an applicable margin of 0.325%. The commitment fees on the Receivables Facility are 0.125% per annum on the average unused balances. The Receivables Facility contains customary reporting and compliance covenants as well as a cross-default provision whereby the Company would be in default should an occurrence of a default or an event of a default result under any other financing arrangement where the Company is a debtor or an obligor which relates to debt in excess of $25 million.

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Industrial Revenue Bonds

The industrial revenue bonds due 2018 were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in that city. In 2001, in connection with the spin-off of Acuity Brands from NSI, the loan agreement was assigned to Acuity Brands and Acuity Specialty Products Group Inc., which assumed all of the obligations of NSI with respect to the industrial revenue bonds. In connection with our spin-off from Acuity Brands, Acuity Brands was released from its obligations with respect to the industrial revenue bonds, and we remained as an obligor under the loan agreement. Pursuant to the loan agreement, we are obligated to make principal and interest payments on the bonds. The payment of principal and interest on the bonds is secured by an irrevocable letter of credit issued by Wachovia Bank, National Association. The bonds currently bear interest at a weekly rate. The interest rate was approximately 3.7% and 3.4% at August 31, 2007 and August 31, 2006, respectively.

Letters of Credit

Subsequent to August 31, 2007 and in connection with the spin-off, we have either issued or expect to assume outstanding letters of credit totaling $9.8 million primarily for the purpose of securing collateral requirements under Zep’s casualty insurance programs and for providing credit support for our industrial revenue bonds. At October 31, 2007, a total of $2.3 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

Note 5: Parent’s Equity and Related Matters

Acuity Brands’ Equity Investment

Acuity Brands’ equity investment includes the original investments in Zep, accumulated income of Zep, and the net intercompany balances with Acuity Brands. In connection with the Distribution, net intercompany balances with Acuity Brands have been capitalized and reflected within Parent’s Equity on Zep’s Combined Balance Sheets.

Stockholder Protection Rights Agreement

Zep’s Board of Directors adopted a Stockholder Protection Rights Agreement (the “Rights Agreement”) effective October 30, 2007. The Rights Agreement contains provisions that are intended to protect our stockholders in the event of an unsolicited offer to acquire the Company, including offers that do not treat all stockholders equally and other coercive, unfair, or inadequate takeover bids and practices that could impair the ability of the Company’s Board of Directors to fully represent stockholders’ interests. Pursuant to the Rights Agreement, our Board of Directors declared a dividend of one “Right” for each outstanding share of the Company’s common stock as of October 30, 2007. The Rights will be represented by, and trade together with, the Company’s common stock until and unless certain events occur, including the acquisition of 15% or more of the Company’s common stock by a person or group of affiliated or associated persons (with certain exceptions, “Acquiring Persons”). Unless previously redeemed by the Company’s Board of Directors, upon the occurrence of one of the specified triggering events, each Right that is not held by an Acquiring Person will entitle its holder to purchase one share of common stock or, under certain circumstances, additional shares of common stock at a discounted price. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company’s Board of Directors. Thus, the Rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiation with the Board of Directors.

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Common and Preferred Stock

Zep has 500 million shares of common stock, par value $.01 per share, and 50 million shares of preferred stock (“Preferred Stock”), authorized as of October 31, 2007. No shares of preferred stock were issued as of that date.

Note 6: Share-Based Payments

Pre-spin equity award issuances

Prior to the October 31, 2007 spin-off, Zep participated in Acuity Brands’ long-term incentive programs that provided qualified and non-qualified stock options to officers and employees of Acuity Brands at exercise prices not less than the fair market value on the date of grant. Effective November 30, 2001, Acuity Brands adopted the Acuity Brands, Inc. Long-Term Incentive Plan (the “Plan”) for the benefit of officers and other key management personnel (“Participants”). An aggregate of 8.1 million shares was originally authorized for issuance under that plan. In October 2003, the Board of Directors approved the Acuity Brands, Inc. Amended and Restated Long-Term Incentive Plan (the “Amended Plan”), including an increase of 5.0 million in the number of shares available for grant. However, the Board of Directors subsequently committed that not more than 3.0 million of the 5.0 million share increase would be available for grant without further shareholder approval. In December 2003, the stockholders approved the Amended Plan. The Amended Plan provides for issuance of share-based awards, including stock options, stock appreciation rights, and performance-based and time-based restricted stock and restricted stock unit awards. The majority of the share-based compensation expense generated through the administration of these award programs does not affect Zep’s overall cash position. Therefore, certain of these expenses have been reflected as other non-cash charges within our Combined Statement of Cash Flows and Combined Statements of Parent’s Equity and Comprehensive Income. Generally, stock options awarded pursuant to those programs vest proportionately over a three-year period and are exercisable for ten years from the grant date. Certain of the long-term incentive programs also provide for awards of restricted shares of Acuity Brands’ common stock, which generally vest proportionally over a four-year period. A total of 11.1 million shares of Acuity Brands common stock were reserved for issuance under the plans and a total of 1.7 million and 2.0 million shares remained available for future grants at August 31, 2007 and August 31, 2006 respectively. Zep incurred $3.2 million, $3.4 million and $2.3 million of compensation expense related to Acuity Brands’ share-based long-term incentive programs in fiscal years 2007, 2006 and 2005, respectively.

Restricted Stock Awards

Under the Amended Plan, Acuity Brands awarded restricted stock to officers and other key employees of Zep in September 2006, December 2005, January 2005, and December 2003. Shares issued under the Amended Plan vest over a four-year period from the respective grant dates. In December 2002, the Company reserved shares of performance-based restricted stock for issuance to officers and other key employees of Zep under the Plan. Those shares vest at the later of (a) determination by the compensation committee of the Board of Directors that at least two of the three performance measures have been achieved or (b) November 30 of the specified target year following achievement of related performance targets. In connection with an October 2000 National Service Industries, Inc. (“NSI”) award and the distribution of Acuity Brands from its former parent, NSI, in November 2001, Acuity Brands distributed restricted shares, matching NSI shares that were vesting, and reserved performance based restricted shares, representing conversion of the remaining October 2000 award which had not reached a vesting start date. These shares vest ratably in four equal annual installments beginning one year from the vesting start date based on achievement of progressive increases in the value of Acuity Brands stock, and certain Zep officers and key employees were included in this award. Additionally, Acuity Brands awarded

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

restricted stock to certain employees of Zep on an individual basis in fiscal years 2007, 2006, 2005, and 2004. The fair value of restricted stock at the date of grant is equal to the closing stock price on that date.

Restricted stock transactions related to the restricted stock agreements held by employees of Zep during the years ended August 31, 2005, and 2006 and 2007 were as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at August 31, 2004	296	$18.96

Granted	52	$27.32
Vested	(58)	$15.88
Forfeited	(56)	$19.98

Outstanding at August 31, 2005	234	$21.37

Granted	70	$36.16
Vested	(94)	$20.17
Forfeited	(55)	$23.64

Outstanding at August 31, 2006	155	$28.00

Granted	44	$45.96
Vested	(40)	$24.72
Forfeited	(38)	$32.53

Outstanding at August 31, 2007	121	$34.13

As of August 31, 2007, there was $7.2 million of total unrecognized compensation cost related to unvested restricted stock of Zep employees. That cost is expected to be recognized over a weighted-average period of two years. The total fair value of shares vested during the years ended August 31, 2007, 2006, and 2005, was approximately $2.6 million, $2.5 million, and $1.7 million, respectively.

Stock Options

Options issued under the Amended Plan are generally granted with an exercise price equal to the fair market value of the Acuity Brands’ stock on the date of grant and expire 10 years from the date of grant. These options generally vest and become exercisable over a three-year period. Shares available for grant under all plans totaled approximately 1,700,000 at August 31, 2007, with additional shares available upon further shareholder approval. Shares available for grant under all plans were 2,000,000 at August 31, 2006 and 2005, respectively. Forfeited shares and shares that are exchanged to offset taxes are returned to the pool of shares available for grant.

The fair value of each option was estimated on the date of grant using the Black-Scholes model. The dividend yield was calculated based on annual dividends paid and the trailing 12 month average closing stock price at the time of grant. Expected volatility was based on historical volatility of the Acuity Brands’ stock over the preceding number of years equal to the expected life of the options. The risk-free interest rate was based on the United States Treasury yield for a term equal to the expected life of the options at the time of grant. Acuity Brands used historical exercise behavior data of similar employee groups to determine the expected life of options. All inputs into the Black-Scholes model are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, though without impact to future reported net income.

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The following weighted average assumptions were used to estimate the fair value of stock options awarded by Acuity Brands to all of its employees, including Zep employees, in fiscal years ended August 31:

	2007	2006	2005
Dividend yield	1.6%	2.2%	2.3%
Expected volatility	35.0%	43.0%	42.4%
Risk-free interest rate	4.6%	4.4%	4.2%
Expected life of options	5 years	5 years	6 years
Weighted-average fair value of options granted	$15.01	$12.21	$10.89

Stock option transactions related to the stock option plans and stock option agreements held by Zep employees during the years ended August 31, 2005, 2006, and 2007 were as follows:

	Outstanding (share data in thousands)		Exercisable (share data in thousands)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2004	1,159	19.40	703	$20.62

Granted	—	$—
Exercised	(654)	$16.11
Cancelled	(55)	$27.21

Outstanding at August 31, 2005	450	$23.24	384	$23.18

Granted	12	$31.99
Exercised	(282)	$22.48
Cancelled	(21)	$28.33

Outstanding at August 31, 2006	159	$24.57	131	$24.74

Granted	—	$—
Exercised	(90)	$25.51
Cancelled	—	$—

Outstanding at August 31, 2007	69	$23.36	69	$23.36

Range of option exercise prices through August 31, 2007:
$10.00 – $15.00 (average life – 3.8 years)	13	$13.80	13	$13.80
$15.01 – $20.00 (average life – 3.0 years)	12	$16.50	12	$16.50
$20.01 – $25.00 (average life – 5.4 years)	22	$23.76	22	$23.76
$25.01 – $30.00 (average life – 1.4 years)	14	$29.33	14	$29.33
$30.01 – $52.28 (average life – 0.1 years)	8	$37.85	8	$37.85

The total intrinsic value of options exercised during the years ended August 31, 2007, 2006, and 2005 was $2.3 million, $3.7 million, and $7.3 million, respectively. The total intrinsic value of options outstanding, expected to vest, and exercisable as of the three years ended August 31, 2007 was $2.0 million, $2.9 million, and $2.9 million, respectively. As of August 31, 2007, there was $0.7 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately two years.

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Share Units

Employees were allowed to defer a portion of restricted stock awards granted in fiscal years 2003 and 2004 into the Acuity Brands Supplemental Deferred Savings Plan and the value of that restricted stock was converted into share units. Those share units were adjusted to current market value at the end of each month. On June 29, 2006, the Board of Directors of Acuity Brands amended this plan to provide that share unit deferrals would be distributed in stock rather than cash upon settlement. Zep reclassified its accrued liability reflective of the cash based settlement obligation to the appropriate equity account concurrent with the amendment to the plan’s settlement provisions. The effect of this reclassification is presented within the Equity Adjustment for Deferred Compensation Plan Amendment line item of Combined Statements of Parent’s Equity and Comprehensive Income. Shares affected by the amendment were valued at the closing stock price on the date of conversion and expense related to the shares will no longer fluctuate with Acuity Brands’ stock price. As of August 31, 2007 and August 31, 2006, approximately 29,000 and 22,000, respectively, fully vested share units belonging to Zep employees were accounted for under this plan. We adopted our own non-qualified deferred compensation plan effective October 31, 2007 for the benefit of our eligible employees.

Adoption of Zep Inc. Long-Term Incentive Plan and Conversion of Equity Awards Pursuant to Spin-off

In connection with the spin-off, we established the Zep Inc. Long-Term Incentive Plan (“Zep LTIP”) on October 31, 2007. The purposes of the Zep LTIP are to provide additional incentives to our officers, key executives and directors whose substantial contributions are essential to our continued success. To accomplish these purposes, the Zep LTIP provides that the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to key personnel and directors. A total of 4.3 million shares of Zep’s common stock have been reserved for issuance under the Zep LTIP. Generally, stock options awarded pursuant to the Zep LTIP will be issued with exercise prices equal to the fair market value of our common stock on the date of the grant, will vest proportionately over a four-year period, and will be exercisable for ten years from the grant date. Compensation expense related to these option grants will be recognized over the requisite service period. Restricted shares of Zep’s common stock awarded under the Zep LTIP will generally vest proportionally over a four-year period. The fair value of restricted stock awards will be measured based on their date of grant fair market value, and the related compensation expense will be recognized over a requisite service period equal to the award’s vesting period.

At the time of the spin-off, each of Acuity Brands and Zep’s current and former employees holding unvested shares of restricted stock of Acuity Brands received a dividend of one share of Zep restricted stock for each two shares of Acuity Brands unvested restricted stock held. The shares of Zep stock so received as a dividend are subject to the same restrictions and terms as the Acuity Brands restricted stock. The shares of Zep common stock will be fully paid and non-assessable and the holders thereof will not be entitled to preemptive rights. Restricted shares outstanding under the Zep LTIP totaled 0.4 million shares as a result of the October 31, 2007 dividend distribution.

At the time of the spin-off, Acuity Brands stock options held by Zep’s current employees (but not former employees) were generally converted to, and replaced by, Zep stock options in accordance with a conversion ratio such that the intrinsic value of the underlying awards remained unaffected by the spin-off. Also, Acuity Brands stock options held by current and former Acuity Brands employees and former Zep employees were adjusted with regard to the exercise price of and number of Acuity Brands shares underlying the Acuity Brands

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

stock options to maintain the intrinsic value of the options, pursuant to the applicable Acuity Brands long-term incentive plan. Options subjected to this conversion totaled 0.4 million. The exercise prices associated with converted options ranged from $4.62 to $10.71.

Effective immediately after the spin-off of the specialty products business, approximately 25,000 shares represented by restricted stock units were converted in the same manner as the above mentioned stock option awards.

Under the Zep LTIP and in connection with the spin-off, on November 5, 2007 our Board of Directors approved a restricted stock award and stock option grant to Zep’s officers and other key employees with an aggregate value of $8.4 million. Our Board of Directors determined that the majority of these awards would be issued on November 14, 2007. This award was composed of 1) an annual award that is typically granted in the fall of each calendar year in recognition of prior fiscal year performance, and 2) a one-time founders’ award intended to motivate recipients to contribute to the future growth and profitability of Zep. On November 14, 2007, we issued approximately 441,000 stock options and restricted stock awards in connection with performance provided by our employees during fiscal 2007, with approximately three-fourths of these awards composed of stock option grants. We issued approximately 927,000 stock options, restricted stock awards, and restricted stock units on that date in connection with the founders’ award, with approximately three-fourths of these awards composed of stock option grants. Additionally, on November 14, 2007 we issued each of our non-employee directors approximately 12,000 restricted stock awards.

Note 7: Commitments and Contingencies

Self-Insurance

It is the policy of Zep to self-insure, up to certain limits, risks including workers’ compensation, comprehensive general liability, and auto liability. Zep’s self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including toxic tort and other product liability claims), and auto liability is limited to $0.5 million per occurrence of such claims. Based on Zep’s estimate of the aggregate liability for claims incurred, a provision for claims under this self-insured program is revised and recorded annually. This estimate is derived from both internal and external sources including but not limited to Zep’s independent actuary. Zep is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.5 million per occurrence) and business interruptions resulting from such loss and lasting three days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Zep is fully self-insured for certain other types of liabilities, including environmental, product recall, patent infringement and errors and omissions.

Zep is also self-insured for the majority of its medical benefits plans. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised annually, as necessary.

Leases

Zep leases certain of its buildings and equipment under non-cancelable lease agreements. Minimum lease payments under noncancelable leases for years subsequent to August 31, 2007, are as follows: 2008—$8.2 million; 2009—$5.7 million; 2010—$4.5 million; 2011—$3.6 million; 2012—$3.1 million; after 2012—$7.1 million.

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Total rent expense was $7.6 million in 2007, $7.9 million in 2006, and $8.3 million in 2005.

Collective Bargaining Agreements

Approximately 8% of Zep’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing a de minimis amount (less than 1%) of the Company’s work force will expire within one year.

Litigation

Zep is subject to various legal claims arising in the normal course of business. Zep, as part of programs entered into by Acuity Brands, is self-insured up to specified limits for certain types of claims, including product liability, and is fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement as part of the distribution agreement with Acuity Brands. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the results of operations, financial position, or cash flows of Zep. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on results of operations, financial position, or cash flows of the Company in future periods. Zep establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

Environmental Matters

Our operations are subject to federal, state, local, and foreign laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes, and to the remediation of contaminated sites. Permits and environmental controls are required for certain of our operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. We will incur capital and operating costs relating to environmental compliance on an ongoing basis. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial. While we believe that we are currently in substantial compliance with all material environmental laws and regulations, there can be no assurance that we will not incur significant costs to remediate violations of such laws and regulations, particularly in connection with acquisitions of existing operating facilities, or to comply with changes in, or stricter or different interpretations of, existing laws and regulations. Such costs could have a material adverse effect on our results of operations.

In June 2007, we reached a final resolution of the investigation by the United States Department of Justice (DOJ) of certain environmental issues at our primary manufacturing facility, located in Atlanta, Georgia. The DOJ’s investigation focused principally on past conduct involving the inaccurate reporting of certain wastewater sampling results to the City of Atlanta and conduct that interfered with the City of Atlanta’s efforts to sample our wastewater pretreatment plant effluent. We entered a guilty plea to one felony count of failure to comply with our wastewater permit, agreed to pay a fine of $3.8 million and to be subject to a three-year probation period incorporating a compliance agreement with the United States Environmental Protection Agency (EPA). Under the compliance agreement, we will be required to maintain an enhanced compliance program. We recorded an additional $1.8 million charge in the second quarter of fiscal 2007 to reflect the entire $3.8 million fine. The

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

resolution of this matter is not expected to lead to a material loss of business, any disruption of production, or materially higher operating costs. However, in the event of our material breach of the compliance agreement, those consequences could occur.

We are currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by Zep have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which Zep has been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party, (1) Zep is one of many other identified generators who have reached an agreement on the allocation of costs for cleanup among the various generators and Zep’s potential liability is not material; or (2) Zep has been identified as a potential generator and the sites have been remediated by EPA or by a state for a cost that is not material; or (3) other generators have cleaned up the site and have not pursued a claim against Zep and Zep’s liability, if any, would not be material.

With respect to the only active site involving property which we own and where we have been named as a potentially responsible party—our property on Seaboard Industrial Boulevard in Atlanta, Georgia—we and the current and former owners of adjoining properties had reached agreement to share the expected costs and responsibilities of implementing an approved corrective action plan under the Georgia Hazardous Response Act (HSRA) to periodically monitor property along a nearby stream for a period of five years ending in 2009. Subsequently, in connection with the DOJ investigation, we and the EPA each analyzed samples taken from certain sumps at the Seaboard facility. The sample results from some of the sump tests indicated the presence of certain hazardous substances. As a result, we notified the Georgia Environmental Protection Division and are conducting additional soil and groundwater studies pursuant to HSRA.

Based on the results to date of the above-mentioned studies, we plan to conduct voluntary subsurface remediation of the site. Our current estimate is that over approximately the next five years we will expend between $1.0 million and $7.5 million for the voluntary subsurface remediation, primarily to remove contaminants from soil underlying one of our manufacturing buildings, and in May 2007 we accrued a pre-tax liability of $5.0 million representing our best estimate of costs associated with remediation and other related environmental issues. Further sampling and engineering studies could cause us to revise the current estimate. We believe that additional expenditures after five years of remediation may be necessary and that those expenditures could range up to an additional $10.0 million during the subsequent twenty-five year period. It may be appropriate to capitalize certain of the expenditures that might be incurred in this twenty-five year period. We arrived at the current estimates on the basis of preliminary studies prepared by two, independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the Georgia Environmental Protection Division of the State of Georgia.

Guarantees and Indemnities

As further discussed in Note 1 of the Notes to Combined Financial Statements, in conjunction with the separation of their businesses, Zep Inc. and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the Agreement of Plan of Distribution, which we refer to as the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement. Included in these agreements are certain general indemnifications granted by Zep to Acuity Brands, and by Acuity Brands to Zep, as well as specific limited tax liability indemnifications in the event that the Distribution is deemed to be taxable, or if any of the internal reorganization steps taken to effect the Distribution are not deemed to be on a tax-free basis.

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

If the spin-off fails to qualify for tax-free treatment, a substantial corporate tax would be payable by Acuity Brands, measured by the difference between (1) the aggregate fair market value of the shares of our common stock on the date of the spin-off and (2) Acuity Brands’ adjusted tax basis in the shares of our common stock on the date of the spin-off. Even if the spin-off qualifies as tax-free, Acuity Brands nevertheless could incur a substantial corporate tax liability under Section 355(e) of the Internal Revenue Code, if 50 percent or more of our stock or the stock of Acuity Brands were to be acquired as part of a “plan (or a series of related transactions)” that includes the distribution. For this purpose, any acquisitions of the stock of Acuity Brands or of our stock that occur within two years before or after the spin-off are presumed to be part of such a plan, although Acuity Brands may be able to rebut that presumption. If such an acquisition of the stock of Acuity Brands or of our stock triggers the application of Section 355(e), Acuity Brands would recognize taxable gain as described above, but the spin-off would generally remain tax-free to the Acuity Brands stockholders. The corporate level tax would be payable by Acuity Brands. However, we have agreed under certain circumstances to indemnify Acuity Brands for this tax liability. We believe the payment of this obligation to be remote, and have not recorded any amounts in our combined financial statements.

Product Recall

The Company, in cooperation with the Consumer Product Safety Commission, initiated a voluntary product recall in May 2006 involving two Zep products packaged in approximately 15,000 five-gallon plastic pails manufactured by an outside supplier. The supplier informed Zep of the possibility that a crack could develop in the bottom of the pails. The two Zep products, which are potentially harmful in the event of skin contact, could leak from the cracked pails. In the third quarter of fiscal 2006, Acuity Brands recorded an accrual of $1.2 million for the estimated cost of the recall. At August 31, 2006, the Company had an accrued liability of $0.9 million with respect to this recall. During the third quarter of fiscal 2007, Acuity Brands was reimbursed for a portion of the costs incurred in connection with the recall by the manufacturer of the pails, and does not anticipate future costs associated with the recall will have a material impact on the operating costs of the Company.

Note 8: Special Charge

On February 22, 2005, Acuity Brands announced certain actions to accelerate its efforts to streamline and improve the effectiveness of its operations. As part of this program, Zep recorded a pretax charge of $4.5 million during fiscal year 2005 to reflect the costs associated with the elimination of approximately 70 salaried positions worldwide. This streamlining effort included facility consolidations and process improvement initiatives. The related charges included severance and related employee benefits.

The changes in the special charge reserve (included in Accrued compensation on the Combined Balance Sheets) during the year ended August 31, 2007 are summarized as follows:

Balance as of August 31, 2005	$3,474
Payments made during the period	(1,245)
Total non-cash items	(300)

Balance as of August 31, 2006	$1,929
Payments made during the period	(1,117)

Balance as of August 31, 2007	$812

Note 9: Income Taxes

Zep accounts for income taxes using the asset and liability approach as prescribed by SFAS No. 109, Accounting for Income Taxes. This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax liabilities and assets are determined based on the differences between the financial reporting and the tax basis of an asset or liability.

The provision for income taxes consists of the following components:

	Years Ended August 31,
	2007	2006	2005
Provision for current federal taxes	$7,644	$9,303	$9,954
Provision for current state taxes	402	260	867
Provision for current foreign taxes	4,024	4,416	3,974
Provision for deferred taxes	(1,316)	569	(2,751)

Total provision for income taxes	$10,754	$14,548	$12,044

A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2007	2006	2005
Federal income tax computed at statutory rate	$8,693	$12,538	$12,286
State income tax, net of federal income tax benefit	261	194	133
Foreign permanent differences and rate differential	209	542	57
Deferred Taxes	840	—	—
Change in Valuation Allowance	(65)	630	(593)
Repatriation of Foreign Earnings	420	541	—
Other, net	396	103	161

Total provision for income taxes	$10,754	$14,548	$12,044

Components of the net deferred income tax asset at August 31, 2007 and 2006 include:

	Years Ended August 31,
	2007	2006
Deferred Income Tax Liabilities:
Depreciation	$1,247	$1,782
Goodwill and intangibles	681	228
Other liabilities	463	—

Total deferred income tax liabilities	2,391	2,010

Deferred Income Tax Assets:
Self-insurance	(4,420)	(3,332)
Deferred compensation	(3,981)	(2,451)
Bonuses	—	—
Foreign tax losses	(163)	(380)
Other accruals not yet deductible	(6,010)	(4,892)
Other assets	(1,134)	(4,988)

Total deferred income tax assets	(15,708)	(16,043)
Valuation allowance	722	787

Net deferred income tax asset	$(12,595)	$(13,246)

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

On October 22, 2004, the Jobs Creation Act was signed into law. The Jobs Creation Act created a temporary incentive for Unites States corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from its foreign subsidiaries. In August 2006, Acuity Brands repatriated a total of $9.2 million in Zep’s previously undistributed foreign earnings and basis under the Jobs Creation Act. The total income tax provision associated with the repatriation was approximately $0.5 million, which affected the current year’s effective tax rate by less than 1.5%. The repatriation executed under the Jobs Creation Act was done in response to the temporary benefit afforded by this legislation, which is not available in future periods.

Subsequent to the spin-off, Zep Inc. intends to indefinitely reinvest in its foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings or investments is not practicable.

Deferred tax assets were partially offset by valuation allowances of $0.7 million and $0.8 million at August 31, 2007 and August 31, 2006, respectively. These allowances are required to reflect the net realizable value of certain foreign temporary differences and state tax credit carryforwards.

At August 31, 2007, foreign net operating loss carryforwards, which have no expiration, were approximately $0.6 million. Additionally, the Company has state tax credit carryforwards of approximately $1.3 million, which will expire between 2011 and 2016.

Note 10: Quarterly Financial Data (Unaudited)

	Net Sales	Gross Profit	Income Before Taxes	Net Income
2007
1st Quarter	$136,871	$78,638	$3,906	$2,432
2nd Quarter	131,050	74,511	2,578	910
3rd Quarter	145,397	84,915	6,361	3,550
4th Quarter	152,568	87,794	11,992	7,191

2006
1st Quarter	$132,570	$77,130	$7,704	$4,904
2nd Quarter	124,859	70,895	3,819	2,422
3rd Quarter	144,517	83,570	12,069	7,669
4th Quarter	150,138	85,595	12,231	6,280

Zep Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 11: Geographic Distribution of Operations

The geographic distribution of Zep’s net sales, operating profit, and long-lived assets is summarized in the following table for the years ended August 31:

	2007	2006	2005
Net sales (1)
Domestic (2)	$453,606	$449,336	$437,610
International	112,280	102,748	97,342

	$565,886	$552,084	$534,952

Operating profit (3)
Domestic (2)	$21,221	$30,110	$27,926
International	8,428	9,939	9,308

	$29,649	$40,049	$37,234

Long-lived assets (4)
Domestic (2)	$52,295	$55,230	$57,524
International	6,233	5,994	5,909

	$58,528	$61,224	$63,433

(1)	Net sales are attributed to each country based on the selling location. Sales generated in Canada approximated 11% of total net sales for the years ended August 31, 2007 and 2006, and 10% of total net sales for the year ended August 31, 2005.
(2)	Domestic amounts include net sales, operating profit, and long-lived assets for U.S. based operations.
(3)	Certain costs related to corporate functions performed within our Atlanta, Georgia based headquarters and supporting offices have not been allocated among our international operating results.
(4)	Long-lived assets include net property, plant, and equipment, long-term deferred income tax assets, and other long-term assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of August 31, 2007 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2007, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect the Company’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following tables contain information concerning the executive officers and directors of Zep Inc.:

Executive Officers

Name	Age	Position	Position with Zep and Principal Business Affiliation During Past Five Years
John K. Morgan	53	Chairman, President, and Chief Executive Officer	Mr. Morgan is our Chairman, President and Chief Executive Officer and has served in these positions since October 2007. He was elected President and Chief Executive Officer of Acuity Specialty Products in July 2007. He served as an Executive Vice President of Acuity Brands until October 2007. He served as President and Chief Executive Officer of Acuity Brands Lighting, Inc. from August 2005 to July 2007. He served as President and Chief Development Officer of Acuity Brands from January 2004 to August 2005, as Senior Executive Vice President and Chief Operating Officer from June 2002 until January 2004, and as Executive Vice President from December 2001 until June 2002.

Mark R. Bachmann	49	Executive Vice President and Chief Financial Officer	Mr. Bachmann is our Executive Vice President and Chief Financial Officer, a position he has held since October 2007. He served Acuity Specialty Products as Executive Vice President and Chief Financial Officer from 2005 to October 2007, as Executive Vice President, Business Transformation from 2004 to 2005, and as Executive Vice President of Supply Chain from 2003 to 2004. Mr. Bachmann served as President of the Enforcer Products from 1999 to 2003 and as Vice President and Controller of National Service Industries, Inc. from 1996 to 1999.

William A. (Bill) Holl	50	Executive Vice President and Chief Commercial Officer	Mr. Holl is our Executive Vice President and Chief Commercial Officer, a position he has held since October 2007. He served as Executive Vice President and Chief Commercial Officer of Acuity Specialty Products from July 2007 to October 2007. He served as Executive Vice President of Acuity Brands and as President and Chief Executive Officer of Acuity Specialty Products from June 2006 to July 2007. From September 2003 to November 2005, he served as Chief Executive Officer of DS Waters of America, LP, a home-and-office water delivery company. He began his career with Coca-Cola Enterprises, Inc. serving as Senior Vice President, Marketing and Business Development from July 2001 to September 2003, as President of its Eastern North America Group from January 2000 to June 2001, and in various other positions from 1986 to December 1999.

Name	Age	Position	Position with Zep and Principal Business Affiliation During Past Five Years
Cedric M. Brown	50	Senior Vice President, Supply Chain	Mr. Brown is our Senior Vice President, Chief Supply Chain Officer, a position he has held since October 2007. Having joined Acuity Specialty Products in August 2006, Mr. Brown previously served Acuity Brands Lighting in various executive and managerial roles in manufacturing, quality, continuous improvement, and business transformation. He served as Vice President, Acuity Business System from January 2005 to August 2006 and as Vice President, Lean/Q6 from April 2001 through December 2004.

C. Francis Whitaker, III	40	Vice President, General Counsel, and Secretary	Mr. Whitaker is our Vice President, General Counsel and Secretary, a position he has held since October 2007. He joined Acuity Specialty Products in April 2006 as Vice President and General Counsel. Mr. Whitaker served Acuity Brands as Assistant Counsel from September 2003 to March 2006. He was a senior associate with the law firm of Paul, Hastings, Janofsky and Walker LLP from September 2001 to September 2003 and an associate with the law firm of Sutherland Asbill & Brennan LLP from September 1992 to September 2001.

Directors

Name	Age	Term Expires	Position	Principal Business Affiliation During Past Five Years
J. Veronica Biggins	60	2009	Director	Ms Biggins has served as a Director since October 2007. Ms. Biggins has served as a Director of HNCL Search, an executive search firm, since September 2007, prior to which she served as a senior partner of Heidrick & Struggles International, an executive search firm, since 1995. Ms. Biggins is a director of Avnet Corporation and AirTran Holdings Inc.

Earnest W. Deavenport, Jr.	69	2010	Director	Mr. Deavenport has served as a Director since October 2007. He is the retired Chairman and Chief Executive Officer of Eastman Chemical Company, serving in those positions from 1994 to 2002. Mr. Deavenport served as a director of Acuity Brands from June 2002 until October 2007. Mr. Deavenport is a director of King Pharmaceuticals, Inc. and Regions Financial, Inc.

Directors

Name	Age	Term Expires	Position	Position with Zep and Principal Business Affiliation During Past Five Years
Kenyon W. Murphy	51	2009	Director	Mr. Murphy has served as a Director since July 2007. Mr. Murphy has served Acuity Brands as Executive Vice President, Chief Administrative Officer, and General Counsel since September 2006. He served Acuity Brands as Senior Vice President and General Counsel from November 2001 until September 2006.

Sidney J. Nurkin	66	2010	Director	Mr. Nurkin has served as a Director since October 2007. Mr. Nurkin serves as Counsel to the law firm of Alston & Bird, LLP, a national law firm headquartered in Atlanta. Prior to his retirement on December 31, 2006, Mr. Nurkin was a Senior Partner in the law firm for more than five years. Mr. Nurkin is a director of Dayton Superior Corporation, a publicly owned manufacturing company.

Joseph Squicciarino	51	2011	Director	Mr. Squicciarino has served as a Director since October 2007. Mr. Squicciarino has served as the Chief Financial Officer of King Pharmaceuticals, Inc. since June 2005. Prior to joining King Pharmaceuticals, he served as Chief Financial Officer—North America for Revlon, Inc. from March 2005 until June 2005 and as Chief Financial Officer—International for Revlon International, Inc. from February 2003 until March 2005. He held the position of Group Controller Pharmaceuticals—Europe, Middle East, Africa with Johnson & Johnson from October 2001 until October 2002.

John K. Morgan has served since July 2007 as a director with a term expiring in 2011 as well as an executive officer. His business experience is referenced on the previous page in “Executive Officers.”

Board of Directors

As provided in our certificate of incorporation, our board of directors is divided into three classes. Directors in each class initially will serve until the annual meeting of stockholders held in the year in which the term for such class expires and will serve thereafter for three-year terms. The board of directors consists of six directors. Mr. Deavenport serves as our lead director.

Our board of directors has adopted Corporate Governance Guidelines that, along with the charters of our board committees and our Code of Conduct for employees and directors, provides the framework for the governance of our company.

Audit Committee

We have a separately-designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Joseph Squicciarino, Kenyon W. Murphy, and Sidney J. Nurkin serve as the initial members of the Audit Committee. Our Board of Directors has determined that Mr. Squicciarino qualifies as an audit committee financial expert and is an independent director.

Initially, we are relying on an exemption to the Audit Committee independence standards in Rule 10A-3(b)(1)(iv). We do not believe this reliance materially adversely affects the ability of the Audit Committee to act independently or satisfy its duties in accordance with the requirements of the Exchange Act.

Stockholder Director Nomination Process

The Nominating and Corporate Governance Committee will consider recommendations for director nominees from stockholders made in writing and addressed to the attention of the Chairman of the Nominating and Corporate Governance Committee, c/o Corporate Secretary, Zep Inc., 1310 Seaboard Industrial Boulevard, Atlanta, Georgia 30318. The Nominating and Corporate Governance Committee will consider such recommendations on the same basis as those from other sources.

Our By-Laws establish an advance notice procedure for stockholder proposals to be brought before any annual meeting of stockholders and for nominations by stockholders of candidates for election as directors at an annual meeting. Subject to any other applicable requirements, including, without limitation, Rule 14a-8 under the Exchange Act, nominations of persons for election to the Board of Directors and the proposal of business to be transacted by the stockholders may be made at an annual meeting of stockholders by any of our stockholders of record who was a stockholder of record at the time of the giving of notice for the annual meeting, who is entitled to vote at the meeting and who has complied with our notice procedures.

For nominations or other business to be properly brought before an annual meeting by a stockholder:

•	the stockholder must have given timely notice in writing to our Secretary;

•	such business must be a proper matter for stockholder action under Delaware Law;

•

if the stockholder, or the beneficial owner on whose behalf any such proposal or nomination is made, has provided us with a Solicitation Notice (as defined below), such stockholder or beneficial owner must, in the case of a proposal, have delivered a proxy statement and form of proxy to holders of at least the percentage of the Company’s voting shares required under applicable law to carry any such proposal, or, in the case of a nomination or nominations, have delivered a proxy statement and form of proxy to holders of a percentage of our voting shares reasonably believed by such stockholder or beneficial holder to be sufficient to elect the nominee or nominees proposed to be nominated by such stockholder, and must, in either case, have included in such materials the Solicitation Notice; and

•

if no Solicitation Notice relating to the proposal has been timely provided, the stockholder or beneficial owner proposing such business or nomination must not have solicited a number of proxies sufficient to have required the delivery of such a Solicitation Notice.

To be timely, a stockholder’s notice must be delivered to our Secretary at our principal executive offices not later than the close of business on the later of (i) the 90th day prior to such annual meeting or (ii) the 10th day following the day on which public an Announcement of the date of such meeting is first made.

A stockholder’s notice must set forth each person whom the stockholder proposes to nominate for election or reelection as a director, all information relating to such person as would be required to be disclosed in solicitations of proxies for the election of such nominees as directors pursuant to Regulation 14A under the Exchange Act and such person’s written consent to serve as a director if elected.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company’s directors, officers and persons who beneficially own more than 10% of the Company’s common stock are required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to file reports of ownership and changes in ownership of the Company’s common stock with the SEC, the New York Stock Exchange, and the Company. Since Zep was not a publicly traded company, such persons were not subject to the requirements of Section 16(a) of the Exchange Act during the fiscal period ended August 31, 2007.

Code of Ethics and Business Conduct

We have adopted a written Code of Ethics and Business Conduct that applies to all of the Company’s directors, officers, and employees, including its principal executive officer and senior financial officers. This Code of Ethics and Business Conduct is being filed as Exhibit 14 to this Annual Report on Form 10-K. The Code of Ethics and Business Conduct and our Corporate Governance Guidelines are available free of charge through the “Corporate Governance” link on our website at www.zepinc.com. Additionally, the charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, and the rules and procedures relating thereto, are available free of charge through the “Corporate Governance” link on our website. Each of the Code of Ethics and Business Conduct, the Corporate Governance Guidelines, and the aforementioned committee charters is available in print to any of our stockholders that request such document by contacting the Company’s Investor Relations department.

Item 11. Executive Compensation

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis section. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Zep Inc.’s annual report on Form 10-K for fiscal 2007 for filing with the SEC.

The Compensation Committee

Earnest W. Deavenport, Jr., Chairman

Kenyon W. Murphy

J. Veronica Biggins

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the compensation philosophy applied by Acuity Brands to our named executive officers with respect to fiscal 2007, and the ways in which we anticipate that Zep’s compensation philosophy will differ after we become an independent public company. As our programs initially will be similar to those applicable to executives of Acuity Brands, we do not anticipate that there will be many differences immediately following the spin-off. The boards of directors of Acuity Brands and Zep are expected to review the impact of the spin-off on all facets of compensation during fiscal year 2008 and to make any appropriate adjustments.

For purposes of this Compensation Discussion and Analysis, our named executive officers for fiscal 2007 are Messrs. Morgan, Bachmann, Holl, Brown and Whitaker. Of these named executive officers, only Mr. Morgan was previously a named executive officer of Acuity Brands. Mr. Holl was an executive officer of Acuity Brands until July 23, 2007, and Messrs. Bachmann, Brown and Whitaker were non-executive officer employees of Acuity Brands in fiscal 2007. As a result, the compensation of Messrs. Bachmann, Brown and Whitaker was not subject to the executive compensation programs of Acuity Brands or the direct oversight of the Acuity Brands compensation committee. Throughout this Compensation Discussion and Analysis, references to the fiscal 2007 executive compensation program are relevant only with respect to Messrs. Morgan and Holl, and the compensation elements applicable to the other individuals are described separately where appropriate.

Compensation Philosophy

Our philosophy is to compensate management and other key associates through a combination of base salary and variable incentive compensation based on the Company’s performance. To create a true pay-for-performance environment, total compensation is comprised of median base salary plus significant at-risk performance-based variable annual and long-term incentive compensation. Management aspires for Zep to be a premier industrial company capable of delivering consistent upper quartile performance to our stockholders.

Historically Acuity Brands’ executive compensation program was, and our executive compensation program will continue to be, guided by the following principles, which are intended to support each company’s philosophy of providing a strong relationship between executive compensation and the creation of stockholder value:

•	Total compensation programs should be designed to strengthen the relationship between pay and performance, with a resulting emphasis on variable, rather than fixed, forms of compensation;

•

Compensation should generally increase with position and responsibility. Total compensation should be higher for individuals with greater responsibility and greater ability to influence the company’s results; and

•	Management should focus on the long-term interests of stockholders.

The executive compensation program is designed to:

•	Attract and retain executives by providing a competitive reward and recognition program that is driven by our success;

•	Provide rewards to executives who create value for stockholders;

•	Consistently recognize and reward superior performers, measured by achievement of results and demonstration of desired behaviors; and

•	Provide a framework for the fair and consistent administration of pay policies.

General Compensation Levels

Historically. The total direct compensation (base salary and annual and long-term incentive) opportunities offered to Acuity Brands’ executive officers have been designed to ensure that they are competitive with market practices, support Acuity Brands’ executive recruitment and retention objectives, and are internally equitable among executives.

In determining total direct compensation opportunities, the Acuity Brands compensation committee considers: compensation information and input provided by its compensation consultant, Towers Perrin; the board of directors’ evaluation of the chief executive officer; and the chief executive officer’s performance review and recommendation for each other executive officer. The market data provides competitive compensation information for positions of comparable responsibilities with comparably-sized manufacturing companies that are representative of the companies with whom Acuity Brands competes for executive talent.

Going Forward. It is expected that Zep’s compensation committee will continue to take the approach described above in establishing compensation levels. Zep has not yet selected a compensation consultant.

Peer Group Analysis

Historically. Acuity Brands annually compares the various elements of its executive compensation program with respect to its chief executive officer in order to gauge its compensation levels relative to that of the market and its competitors through the use of publicly available market surveys, total compensation studies and long-term incentive compensation analyses, provided by the compensation committee’s compensation consultant, Towers Perrin. Acuity Brands performs similar comparisons for its other executive officers periodically.

During fiscal 2007, Towers Perrin provided compensation data for purposes of the chief executive officer’s compensation review. The compensation data was obtained from the Towers Perrin 2006 Compensation Data Bank Executive Compensation Database and the Watson Wyatt 2006/07 Top Management Compensation Calculator. In each case, the total sample of survey participants was narrowed to include only those companies with revenues comparable to Acuity Brands (approximately $2.1 billion).

For purposes of the chief executive officer’s compensation, Towers Perrin compiled a list of peer companies with whom Acuity Brands competes for executive talent. These companies represent a diverse, general industry composite, including consumer products, chemicals, industrial manufacturing, and/or retail/wholesale/trade companies with revenues ranging from $650 million to $5.6 billion. For fiscal 2007, this peer group was comprised of the following companies:

Advanced Medical Optics, Inc.	Cytec Industries Inc.	MEMC Electronic Materials, Inc.
AK Steel Holding Corporation	Dura Automotive Systems, Inc.	Phillips-Van Heusen Corporation
American Greetings Corporation	Ecolab Inc.	Ralcorp Holdings, Inc.
Ann Taylor Stores Corporation	Gateway, Inc.	Sensient Technologies Corporation
Blyth, Inc.	The Genlyte Group Incorporated	Steelcase Inc.
The Brink’s Company	Georgia Gulf Corporation	Sybron Dental Specialities Inc.
Chemtura Corporation	Graco Inc.	Thomas & Betts Corporation
Columbia Sportswear Company	Hubbell Incorporated	The Toro Company
Cooper Industries, Ltd.	Jack in the Box Inc.	Tupperware Brands Corporation
Covance Inc.	JLG Industries, Inc.	Western Digital Corporation

Going Forward. We anticipate that we, either directly or through the compensation committee’s compensation consultant, will use several methods to compare our executive compensation practices to those of other companies. These include: using publicly available market surveys to match the roles of our named executive officers to roles in the surveys; conducting total compensation studies; and conducting an analysis of our named executive officers’ compensation for use in establishing a budget for overall long-term incentive awards and setting compensation for the named executive officers. Zep has not yet selected a compensation consultant.

For further perspective, we expect to evaluate the base salary, annual incentive awards, and long-term incentives provided to the named executive officers of peer companies in terms of revenue and industry. We expect to extract this data from publicly available sources with assistance from a compensation consultant.

Weighting and Selection of Elements of Compensation

Historically. The Acuity Brands compensation committee determines the mix and weightings of each of the compensation elements by considering comparative compensation data as described above. Generally, in fiscal 2007 and the past several years, the most significant percentage of targeted compensation was allocated to long- term incentive awards. Base salary is the only portion of compensation that is assured. While the compensation committee has established a framework to assure that a significant portion of overall target total direct compensation is at risk for senior executives, actual amounts earned depend on annual performance of the business and the individual.

The compensation committee uses its judgment and discretion in deciding the mix and value of total long-term incentive compensation. The compensation committee uses restricted stock as well as options to motivate executives to think like stockholders and to focus on the long-term performance of the business. All long-term incentives are performance-based and payout is entirely determined by company performance and, for business unit executives, business unit performance, subject to adjustment based on individual performance. Once the applicable performance criteria have been satisfied, an award of stock options or time-vesting restricted stock is made to the participants. Restricted stock is designed to mirror stockholder interests and make executives sensitive to upside potential and shareholder gains, as well as to downside risk, because a change in the stock price affects overall compensation.

Going Forward. It is expected that the Zep compensation committee will take a similar approach in determining the weighting and mix of each element of compensation.

Role of Compensation Consultants

Historically. Under its charter, the Acuity Brands compensation committee is authorized to engage outside advisors at Acuity Brands’ expense. The Acuity Brands compensation committee engaged the compensation consulting firm of Towers Perrin to advise the committee regarding compensation of Acuity Brands’ executive officers and non-employee directors, and other compensation-related matters such as benefit plans. The Acuity Brands compensation committee annually approves an engagement letter with Towers Perrin that describes the duties to be performed by Towers Perrin during the fiscal year and the related costs. The chairman of Acuity Brands’ compensation committee may make additional requests of Towers Perrin during the year on behalf of the committee. Management may periodically engage Towers Perrin to perform research to support matters to be presented to the compensation committee by management. Under the engagement letter for fiscal 2007, Towers Perrin performed or is expected to perform the following services, in addition to preparation for and attendance at meetings of Acuity Brands’ compensation committee:

•

Due diligence regarding officer compensation: market pricing analysis for the chief executive officer; president and chief executive officer of Acuity Brands Lighting; president and chief executive officer of Acuity Specialty Products; chief financial officer; and chief administrative officer and general counsel.

•

Proxy statement disclosure: review the Acuity Brands draft proxy statement and provide input and suggestions regarding potential modifications; assist management with the development of materials required by new Securities and Exchange Commission regulations (including the Compensation Discussion and Analysis report).

•

Miscellaneous: throughout the year, provide the Acuity Brands compensation committee and management with assistance and support on various issues, including (for example) new hire packages, pay or practices benchmarking assistance for the Acuity Brands’ business units, providing data or consulting advice regarding severance and/or change in control practices, updates related to evolving governance trends, board compensation analyses, and other issues.

Going Forward. Zep has not yet selected a compensation consultant, but expects to retain one that will provide similar services to those currently being provided to Acuity Brands by Towers Perrin.

Elements of Executive Compensation

Historically. Acuity Brands uses several compensation elements in its executive compensation program, including:

•	Base salary,

•	Annual cash incentives (such as the annual cash award opportunities available under the various incentive plans, performance bonuses and retention bonuses),

•	Long-term incentives, and

•	Post-termination compensation (such as severance and change in control arrangements).

The compensation program has also included minimal perquisites and other personal benefits (only a charitable contribution match in fiscal 2007).

Going Forward. We expect to use a mix of compensation elements as described below. Each element of compensation is designed to encourage and foster the following behavior and results:

Element of Compensation	Objective
Base Salary	• Provide a competitive level of secure cash compensation; and • Reward individual performance, level of experience and responsibility.

Performance-Based Annual/Short-Term Incentive	• Provide variable pay opportunity for short-term performance; and • Reward individual performance and company or business performance.

Performance-Based Long-Term Incentive	• Provide variable pay opportunity for long-term performance; • Reward individual performance and overall company performance; and • Align executives with interests of stockholders.

Zep anticipates that it will also provide post-termination compensation to its executive officers.

Base Salary

Historically. Acuity Brands has set base salary to be competitive with the general market. The base salary is designed to attract talented executives and provide a secure base of cash compensation. Salary adjustments are made annually as merited or on promotion to a position of increased responsibility. The base salaries of executives are set near or below the 50th percentile with variable compensation dependent on Acuity Brands’ performance. In fiscal 2007, the compensation committee did not award a salary increase to Messrs. Morgan or Holl.

Going Forward. We anticipate that, as was the case at Acuity Brands, the base salary of each of our named executive officers will be reviewed following the end of the fiscal year and may be adjusted each October. The base salaries paid to the named executive officers during fiscal 2007 are reported in the Fiscal 2007 Summary Compensation Table.

Short-Term Incentives

Historically. Performance-based annual incentive compensation is a key component of Acuity Brands’ executive compensation strategy designed as a significant at-risk component of overall compensation.

The annual incentive award is payable in cash under the Acuity Brands, Inc. Management Compensation and Incentive Plan (the Annual Incentive Plan), which was approved by Acuity Brands’ stockholders. This plan was designed to motivate executive officers to attain specific short-term performance objectives that, in turn, further Acuity Brands’ long-term objectives.

At the start of a fiscal year, an annual incentive target, stated as a percentage of base salary, is determined for each participant. Measures of company and business unit financial performance for the fiscal year are also determined. The actual award earned is based on the results of financial performance for the fiscal year. The actual award earned also takes into account individual performance for the fiscal year. Finally, the actual award is subject to the application of negative discretion by the Acuity Brands compensation committee.

Financial Performance

Generally, at the beginning of the year, the Acuity Brands compensation committee selects the annual financial performance measures and sets the annual financial performance goals at the threshold, target and maximum levels, which determine payouts. Achieving target financial performance would yield an award of 100% (200% for named executive officers, subject to negative discretion) of the target amount set at the beginning of the year. Actual company financial performance for the fiscal year determines the total amount of dollars available for the incentive pool for annual incentive awards to all eligible employees, including the named executive officers. Financial performance percentages are interpolated for performance falling between stated performance measures.

When deciding what financial measures to use at the start of a fiscal year, and the threshold, target and maximum levels of achievement of those measures, the Acuity Brands compensation committee carefully considers the state of Acuity Brands’ business and what financial measures are most likely to focus the participants, including the named executive officers, on making decisions that deliver short-term results aligned with long-term goals. The committee considers management’s recommendations regarding the appropriate financial measures. The financial measures are chosen from an array of possible financial measures included in the Annual Incentive Plan.

Financial performance is measured separately for Acuity Brands as a whole and for each business unit. Depending on the named executive officer’s responsibilities, the calculation of his annual incentive award is measured and determined based on company-wide performance or business unit performance, as appropriate for that named executive officer.

Individual Performance

Performance of individual participants in the Annual Incentive Plan, including the named executive officers, is evaluated after the end of the fiscal year by (1) comparing actual performance to daily job responsibilities and pre-established individual objectives and (2) considering, on a qualitative basis, whether the individual’s performance reflects Acuity Brands’ corporate values and business philosophies, such as continuous improvement. In the case of Messrs. Morgan and Holl, the individual objectives were set after individual discussion with the chief executive officer. Individual objectives for Messrs. Bachmann, Brown, and Whitaker were determined in discussions with their immediate supervisors. Each participant, including a named executive officer, is given an individual performance management process rating (a PMP Rating), which is translated to a PMP Payout Percentage. The table below sets forth the range of possible PMP Payout Percentages for all participants.

	Range of PMP Payout Percentage
PMP Rating	Minimum	Maximum
4.75–5.00 (Exceptional)	110%	133%
3.75–4.74 (Superior)	90%	120%
2.75–3.74 (Commendable)	70%	110%
1.75–2.74 (Fair)	0%	70%
Below 1.75 (Unacceptable)	0%	0%

The maximum PMP Payout Percentage that can be earned by a named executive officer is 120%. The compensation committee selects the precise payout percentage within the range based on factors such as level of responsibility and impact on the Company’s performance with calibrations made across comparable positions to achieve consistency of the percentages selected.

Determination of Award

The level of financial performance is determined after the end of the fiscal year based on actual business results compared to the financial measures set at the beginning of the fiscal year. In addition, the chief executive officer or the immediate supervisor annually prepares a written report for the compensation committee, summarizing the individual performance goals and achievements of the named executive officers. The compensation committee reviews the written report and takes it into consideration in determining the awards. The amount of each actual annual incentive award, including the awards to the named executive officers, is determined as follows:

Base Salary x (Annual Incentive Target % x Financial Performance %) x PMP Payout %

The Financial Performance Payout Percentage at target yields an award of 200% for executive officers of Acuity Brands, including Messrs. Morgan and Holl, as compared to 100% for other participants in the Annual Incentive Plan. The greater percentage is designed to permit the compensation committee to apply negative discretion as it considers appropriate in accordance with the requirements of Section 162(m) of the Internal Revenue Code.

For example, for Mr. Morgan the calculation for his bonus award, assuming that company performance was at target and that he received a PMP Rating of “commendable” with a PMP Payout Percentage of 100%, would be as follows:

$500,000 x (65% x 200%) x 100% = $650,000

The compensation committee then determines the final award by applying negative discretion as it considers appropriate in accordance with the requirements of Section 162(m) of the Internal Revenue Code.

Fiscal 2007 Awards

The performance measures and performance level required for fiscal 2007 awards were established by the Acuity Brands compensation committee and ratified by the board of directors early in the fiscal year and were intended to drive business and individual performance supporting Acuity Brands’ long-term financial goals and resulting in market appreciation for stockholders. For fiscal 2007, the performance measures and weighting selected were as follows:

•	operating profit (34%);

•	operating profit margin (33%); and

•	cash flow (33%).

The appropriate performance levels at threshold, target and maximum were derived from Acuity Brands’ long-term financial performance targets, which are in the upper quartile of financial performance for industrial companies, and therefore differed from the operating plan targets for fiscal 2007. In setting the performance level for fiscal 2007, the compensation committee began with the financial performance for fiscal 2006 and generally required an increase in performance to achieve the target and maximum awards, although decreases were specified if justified by economic conditions or by corporate actions designed to achieve long-term financial performance improvement. The maximum award is designed to reward only exceptional performance.

Performance Measures

The following tables outline the fiscal 2007 performance measures, the weighting for each performance measure and the threshold, target and maximum performance levels, reflected as a percentage change from fiscal 2006 financial performance, as determined by the Acuity Brands compensation committee.

			Performance Objectives % Change from Fiscal 2006			Actual Performance % Change from Fiscal 2006
	Weighting	Fiscal 2006	Threshold	Target	Maximum
Acuity Brands Lighting (1)
Operating Profit	34%	$181	(3.3)%	7.0%	17.1%	39.2%
Operating Profit Margin	33%	9.9%	(5.1)%	1.0%	9.1%	29.3%
Cash Flow	33%	$184	(6.5)%	1.6%	13.6%	48.9%
Acuity Specialty Products (2)
Operating Profit	34%	$49	(3.1)%	7.1%	22.4%	(6.1)%
Operating Profit Margin	33%	8.8%	(4.5)%	2.3%	11.4%	(6.8)%
Cash Flow	33%	$48	(14.6)%	(2.1)%	14.6%	4.2%

Financial Performance Payout Percentage			0%	200%	400%	*

(1)	Under which the fiscal 2007 annual incentive award was determined for Mr. Morgan (dollars in millions).
(2)	Under which the fiscal 2007 annual incentive award was determined for Messrs. Bachmann, Holl, Brown and Whitaker (dollars in millions).
*	For each set of performance measures presented above, the award formula Financial Performance Payout Percentage for named executive officers is 0% for threshold performance, 200% for target performance, and 400% for maximum performance. The Financial Performance Payout Percentage used in the award formula cannot exceed 400%, even if actual performance exceeds the level of performance corresponding to the maximum payout percentage. Actual business unit Financial Performance Payout Percentages were as follows:

Acuity Brands Lighting	600.0%	(reduced to 400%)
Acuity Specialty Products	90.0%

As expected, the Compensation Committee exercised negative discretion in determining the final fiscal 2007 awards. The following table outlines the threshold, target and maximum awards under the Annual Incentive Plan for each of the named executive officers for fiscal 2007 as a dollar amount (in thousands). In setting the threshold, target, and maximum levels, Acuity Brands expected that the Compensation Committee would exercise negative discretion in determining the final awards. For example, in the last four fiscal years, the Compensation Committee exercised negative discretion to reduce Mr. Morgan’s award between 23% and 54%. See “Tax Deductibility Policy.”

Named Executive Officer	Individual Target %	Threshold($)	Target($)	Maximum($)	Actual Annual Incentive Bonus($)	Discretionary Bonus ($)
John K. Morgan	65	0	650	1,300	1,000	0
Mark R. Bachmann	45	0	131	392	65	66
William A. (Bill) Holl (1)	60	0	456	912	228	0
Cedric M. Brown	40	0	80	240	25	55
C. Francis Whitaker, III	40	0	68	204	21	14

(1)	Pursuant to Mr. Holl’s employment agreement, his annual incentive was amended to provide for a payment equal to the target amount (at 100% rather that 200% as reflected in the formulas) notwithstanding the level of performance.

The threshold, target and maximum awards that could have been earned under the Annual Incentive Plan for fiscal year 2007 for each of the named executive officers, expressed as a dollar amount, are also contained in the Fiscal 2007 Grant of Plan-Based Awards table.

At its meeting held on September 28, 2007, based on the compensation committee’s certification of performance with respect to fiscal 2007 annual incentive targets using information prepared by the Acuity Brands finance department, the Acuity Brands board approved the compensation committee’s recommendations with respect to fiscal 2007 annual incentives for the named executive officers. Based on the achievement of the Acuity Brands Lighting performance measures and his PMP Rating, Mr. Morgan was eligible to receive the maximum annual incentive award of $1.3 million. In accordance with past practice, the compensation committee exercised negative discretion to reduce the amount of the award to $1.0 million as shown in the table above. As previously described, Mr. Holl’s annual incentive award was determined pursuant to his employment agreement. Awards for Messrs. Bachmann, Brown, and Whitaker were based on above-target achievement of Acuity Specialty Products’ cash flow performance measure and on their individual PMP Ratings.

In addition, the compensation committee recommended, and the board approved, the grant of discretionary bonuses to Messrs. Bachmann, Brown, and Whitaker in recognition of their individual performance and their assumption of additional responsibilities during fiscal 2007. These discretionary bonuses are shown in the table above.

Going Forward. We have adopted an annual incentive plan. Each of our named executive officers will participate in the plan at a level commensurate with his post-spin position of responsibility. We expect the performance measures and considerations in exercising negative discretion generally mirror those of Acuity Brands.

The Zep compensation committee has approved participants, targets, and measures for annual incentives to be paid in fiscal 2009 for fiscal 2008 performance. The approved measures are net sales, net income, and cash flow from operating activities.

Long-Term Incentives

Historically. A substantial portion of the total direct compensation of Acuity Brands’ named executive officers was delivered in the form of long-term equity, including stock options and restricted stock. Equity incentive awards are generally granted on an annual basis and are allocated based on the achievement of company-wide financial targets, business unit operating targets, if applicable, and individual performance ratings. The awards were made under the Acuity Brands, Inc. Long-Term Incentive Plan (the LTIP), which was approved by stockholders.

The purpose of the LTIP is to enable executive officers to accumulate capital through future managerial performance, which the Acuity Brands compensation committee believes contributes to the future success of its businesses. The LTIP creates a pool of equity available for annual grants to all eligible employees, including the named executive officers. The committee believes that awards under the LTIP promote a long-term focus on our profitability due to the multi-year vesting period under the plan.

The LTIP has a one-year performance period. At the beginning of each year, the Acuity Brands compensation committee selects performance criteria, upon which awards under the LTIP are based, from the array of performance measures contained in the LTIP. For those participants employed in a business unit, financial performance is first measured at the company level and then by the contribution of the business unit towards achievement of the financial performance.

Target awards are determined as a percentage of each executive officer’s salary and are denominated in dollars. Target financial performance yields an award of 200% for executive officers of Acuity Brands, as compared to 100% for other participants in the LTIP. The greater percentage is designed to facilitate the Compensation Committee’s application of negative discretion as it considers appropriate in accordance with the provisions of Section 162(m) of the Code. The total long-term award payments to all eligible employees cannot exceed 8% of consolidated operating profit before expenses associated with the LTIP.

Final awards for each individual are determined by adjusting the target award based on Acuity Brands’ actual performance against the established performance target for the year (after adjustments), both at the company level and, if applicable, the business unit. Final awards take into account each individual’s PMP Rating. Individual performance is evaluated in the same manner as under the Annual Incentive Plan, except that the payout factor is as follows.

PMP Rating	PMP Payout Factor
Outstanding	Up to 150%
Above Standard	Up to 125%
Standard	Up to 100%
Below Standard	0%

The Compensation Committee selects the precise payout percentage within the range based on factors such as level of responsibility and impact on the Company’s performance with calibrations made across comparable positions to achieve consistency of the percentages selected.

The Acuity Brands compensation committee, in its discretion, taking into account the recommendations of the chief executive officer, may adjust awards under the LTIP and may approve the payment of awards where performance would otherwise not meet the minimum criteria set for payment of awards, although it rarely does so. In fiscal 2006, the compensation committee used negative discretion to reduce Mr. Morgan’s award, but did not approve any payment of awards not warranted by financial performance.

The final dollar-denominated awards are then converted into either stock options or time-vesting restricted stock, as determined by the compensation committee. The stock options have an exercise price equal to the closing price on the date of grant and generally vest over a three-year period. The restricted stock generally vests over a four-year period. Dividends are paid on the restricted stock.

Fiscal 2007 Awards

For fiscal 2007, the performance criterion for LTIP awards was Earnings Per Share (EPS). The target EPS was $2.65, with a threshold of $2.00 and a maximum of $3.00. For named executive officers, the award formula payout percentage is 0% for threshold performance, 200% for target performance, and 300% for maximum performance. The payout percentage used in the award formula cannot exceed 300%, even if actual performance exceeds the level of performance corresponding to the maximum payout percentage. The final awards for participants employed at a business unit are also adjusted based on the applicable business achievement of its target for operating profit.

The appropriate EPS targets were derived from Acuity Brands’ long-term growth targets, which are in the upper quartile of financial performance for industrial companies, and therefore differ from the operating plan targets for fiscal 2007. In setting the performance level, the compensation committee begins with the financial performance for the prior fiscal year and generally requires an increase in performance to achieve the target and maximum awards. The target award represented a 13% increase over the prior year and the maximum award represented a 28% increase over the prior year. The maximum award is designed to reward only exceptional performance.

The following table outlines the award targets and 2007 actual award values under the LTIP for each of the named executive officers for fiscal 2007 as a dollar amount (in thousands). The target and maximum awards listed assume that the PMP Rating was “Outstanding” (150%). In setting these levels, it is expected that the Compensation Committee would exercise negative discretion in determining the final awards for the named executive officers as the Acuity Brands compensation committee have done historically. See “Tax Deductibility Policy.”

Named Executive Officer	Individual Target %	Threshold ($)	Target ($)	Maximum ($)	Actual ($)*
John K. Morgan	360	0	1,800	2,700	1,000
Mark R. Bachmann	60	0	174	261	98
William A. (Bill) Holl	360	0	1,368	2,052	257
Cedric M. Brown	60	0	120	180	66
C. Francis Whitaker, III	60	0	102	153	57

*	The awards were made by the Compensation Committee of Zep Inc. under the Zep Inc. Long-Term Incentive Plan.

The threshold, target and maximum awards that can be earned under the LTIP for fiscal 2007 for each of the named executive officers are contained in the Fiscal 2007 Grant of Plan-Based Awards table. The actual awards earned by Messrs. Morgan and Holl were based on the Acuity Brands achievement of $3.37 in diluted earnings per share and the compensation committee’s application of negative discretion in determining the final amount of each award.

Going Forward. We adopted a long-term incentive plan. Each of our named executive officers will participate under the plan commensurate with his post-spin position of responsibility. We expect the performance measures and considerations in exercising negative discretion generally mirror those of Acuity Brands.

The Zep compensation committee has approved participants, targets, and measures for annual incentives to be paid in fiscal 2009 for fiscal 2008 performance. The approved measures are based on earnings per share.

Equity Award Grant Practices

Historically. Annual equity awards are approved by the compensation committee and the board of directors at their regularly scheduled quarterly meeting following the end of the fiscal year. The chief executive officer may make interim equity awards from a previously approved discretionary share pool on the first business day of each fiscal quarter based on prescribed criteria established by the compensation committee. Acuity Brands does not time the granting of its equity awards to the disclosure of material information.

Going Forward. In order to standardize the grant dates for our equity awards and to ensure that there is no potential discretion in selecting the timing of the awards and specific grant dates, we intend to adopt procedures which generally mirror those of Acuity Brands.

We have approved grants of restricted stock and stock options with a value of at least $7.9 million in the aggregate to executive officers and certain other key employees of Zep during November 2007. Approximately $2.5 million and $1.4 million of such equity awards have been allocated to Mr. Morgan and Mr. Holl, respectively. The remainder of such equity awards was allocated among our executive officers and key employees. The foregoing awards consist of founder’s awards in connection with the spin-off and long-term incentive awards for fiscal 2007 performance.

From time to time, we intend to grant equity awards to Zep executive officers outside the annual award process, such as in connection with the hiring of a new executive, for retention purposes, to reward exemplary performance, and/or for promotional recognition.

Executive Perquisites

Historically. Perquisites and other personal benefits comprised a minimal portion of Acuity Brands’ executive compensation program. The only perquisite or other personal benefit provided by Acuity Brands to executive officers in fiscal 2007 was a charitable contributions match up to a specified amount.

Going Forward. We expect to take the same approach as Acuity Brands with respect to granting minimal perquisites or other personal benefits to executives. We do not expect to match charitable contributions.

Retirement Benefits

Historically. Acuity Brands provides retirement benefits under a number of defined benefit retirement plans. Acuity Brands froze the pension benefits under certain plans as of December 31, 2002 for all participants. This means that, while participants retain the pension benefits already accrued, no additional pension benefits will accrue after the effective date of the freeze. However, executives formerly covered by the frozen pension plan are receiving a supplemental annual contribution under a deferred compensation plan which is designed to replace the accrual under the frozen pension plan.

Effective January 1, 2003, Acuity Brands implemented the Acuity Brands, Inc. 2002 Supplemental Executive Retirement Plan (the 2002 SERP) that provides a monthly benefit equal to 1.6% of average base salary and bonus (using the highest three consecutive years of remuneration out of the ten years preceding an executive’s retirement) multiplied by years of service as an executive officer of Acuity Brands (up to a maximum of 10 years) divided by 12. Benefits are generally payable for a 15-year period following retirement (as defined in the 2002 SERP), subject to such alternative forms of payment as may be determined by Acuity Brands. Messrs. Morgan and Holl participated in the 2002 SERP. Mr. Holl’s benefit was forfeited in July 2007 upon his transfer to a non-eligible position prior to becoming vested in his benefit. Mr. Holl will be credited with an amount in the deferred compensation plan equal to the present value of his accrued benefit under the 2002 SERP. See Deferred Compensation Plans below.

Acuity Brands also maintains several deferred compensation plans which are described under “Executive Compensation—Fiscal 2007 Nonqualified Deferred Compensation.” The plans are designed to provide eligible participants an opportunity to defer compensation on a tax effective basis. Under certain plan provisions, Acuity Brands makes contributions to participants’ accounts.

Going Forward. We will assume the separate defined contribution 401(k) plan that currently covers Zep employees and establish a separate nonqualified deferred compensation plan.

We do not anticipate that we will offer a pension plan or a supplemental executive retirement plan.

401(k) Plan

Zep has adopted and assumed the separate defined contribution 401(k) plan that covers employees and former employees of the specialty products business. The 401(k) plan provides for employee pre-tax contributions and employer matching contributions. The account balances of our employees in the 401(k) plan as of the date of the distribution will continue to be held under the 401(k) plan. During a transition period, an Acuity Brands stock account and Zep stock account will be maintained under the plan. Our employees will be able to transfer amounts out of their Acuity Brands stock account, but they will not be able to add to their Acuity Brands stock account.

Deferred Compensation Plans

Zep has established a nonqualified deferred compensation plan covering our executives that is substantially similar to certain deferred compensation plans currently maintained by Acuity Brands covering such executives, including company contributions to participants’ accounts. The accounts and benefits of our employees (including former employees who were employed by the specialty products business and the corporate office) will be transferred to the new plan. It is also anticipated that the deferred compensation plan will have enhanced terms for executive officers. The enhanced benefit is designed to offset the benefit lost from the lack of a supplemental executive retirement plan.

Mr. Morgan will be credited annually with an amount in the deferred compensation plan expected to be established by Zep equal to a benefit of actuarial equivalent present value to the additional annual benefit he would have earned under the 2002 SERP had he remained employed as an executive officer by Acuity Brands and continued to be covered under the 2002 SERP. Mr. Holl received a credit of $55,645 in the deferred compensation plan, which represents the present value of his accrued benefit under the 2002 SERP at the time of his transfer to a non-eligible position prior to becoming vested in his benefit.

Change in Control Agreements

Historically. Acuity Brands has change in control agreements with its named executive officers which provide for separation payments and benefits, consistent with common market practices among Acuity Brands’ peers, upon qualifying terminations of employment in connection with a change in control of Acuity Brands.

Going Forward. We will have change in control agreements with named executive officers similar to those offered by Acuity Brands. The board of directors intends for the change in control agreements to provide the named executive officers some measure of security against the possibility of employment loss that may result following a change in control of Zep in order that they may devote their energies to meeting the business objectives and needs of Zep and its stockholders. For additional information on the change in control arrangements see “Executive Compensation—Potential Payments upon Termination—Change in Control Agreements.”

Severance Agreements

Historically. To ensure that Acuity Brands is offering a competitive executive compensation program, Acuity Brands believes it is important to provide reasonable severance benefits to its named executive officers.

Going Forward. We will enter into a separate severance arrangement with each of our executives, including the named executive officers.

The severance agreements contain restrictive covenants with respect to confidentiality, non-solicitation, and non-competition, and are subject to the execution of a release. We will pay reasonable legal fees and related expenses incurred by an executive who is successful to a significant extent in enforcing his rights under the severance agreements. The severance agreements are effective for a rolling two-year term, which will automatically extend each day for an additional day unless terminated by either party, in which case they will continue for two years after the notice of termination or for three years following a change in control. For additional information on the severance arrangements see “Executive Compensation—Potential Payments upon Termination—Severance Arrangements.”

Equity Ownership Requirements

Zep will adopt stock ownership requirements for our executive officers, including our named executive officers. These requirements will encourage our executives to increase their ownership of Zep common stock to a minimum market value equal to two times base salary (three times base salary in the case of our chief executive officer) over a period of five years. For these purposes, ownership includes stock held directly, interests in restricted stock, restricted stock units, stock acquired through our employee stock purchase plan, and investments in our stock through the Zep 401(k) plan. Stock options are not taken into consideration in meeting the ownership requirements.

The requirements are intended to ensure that our executive officers maintain an equity interest in our company at a level sufficient to assure our stockholders of their commitment to value creation, while addressing their individual needs for portfolio diversification.

Tax Deductibility Policy

Section 162(m) of the Internal Revenue Code generally limits the tax deductibility of compensation of the chief executive officer and our four other executive officers who are the highest paid and employed at year-end to $1 million per year unless the compensation qualifies as “performance-based” compensation. While Acuity Brands and Zep do not design compensation programs solely for tax purposes, both design other plans to be tax efficient where possible. However, the Acuity Brands and Zep compensation committees may exercise discretion in those instances when the mechanistic approaches under tax laws would compromise the interest of stockholders. As a result, to maximize the tax efficiency of Acuity Brands’ compensation programs, incentive targets for executive officers of Acuity Brands are twice that of other participants in fiscal 2007, and Zep anticipates setting similar targets. While the Acuity Brands compensation committee does not intend that an executive officer will earn such amount, the program is designed to permit the compensation committee to reward outstanding performance while retaining the tax deductibility of the award. The compensation committee continues to have the ability to use negative discretion in calculating an appropriate award.

Zep expects to seek and obtain stockholder approval of its annual and long-term incentive plans as required by Section 162(m) in order to preserve the tax deductibility of qualifying compensation paid under those plans.

Role of Executive Officers

Historically. As discussed above, the chief executive officer reports to the Acuity Brands compensation committee on his evaluations of the senior executives, including the other named executive officers. He makes compensation recommendations for the other named executive officers with respect to base salary, merit increases and annual and long-term incentives, which are the basis of discussion with the compensation committee. The chief financial officer evaluates the financial implications of any proposed compensation committee action. Executive officer level human resource personnel have also provided information to the compensation committee.

Meetings of the compensation committee are regularly attended by: the chief executive officer; the chief administrative officer and general counsel; the executive level human resource officer; and the secretary. On occasion, the chief financial officer also attends the meeting.

Going Forward. It is expected that Zep executive officers will play a similar role in determining executive compensation.

Compensation of Directors

Non-Employee Directors

Historically. Acuity Brands provided each non-employee director with an annual director fee, which included meeting fees for a specified number of board and committee meetings. The program was designed to achieve the following goals: compensation should fairly pay directors for work required for a company of Acuity Brands’ size and scope; compensation should align directors’ interests with the long-term interests of stockholders; and the structure of the compensation should be simple, transparent, and easy for stockholders to understand.

Going Forward. Zep will provide each non-employee director with an annual director fee, which includes meeting fees for a specified number of board and committee meetings. Similar to Acuity Brands, the program is designed to achieve the following goals: compensation should fairly pay directors for work required for a company of our size and scope; compensation should align directors’ interests with the long-term interests of stockholders; and the structure of the compensation should be simple, transparent, and easy for stockholders to understand.

While Zep’s director compensation program will initially be substantially similar to that of Acuity Brands, we may modify our program following the distribution date following the review by an external consultant.

Annual Director Fees

Historically. Beginning in January 2007, each non-employee director of Acuity Brands received an annual director fee in the amount of $130,000, which included the meeting fees for the first five board meetings and the first five meetings attended for each committee, and an additional fee of $5,000 for serving as chairman of a committee. Non-employee directors received $2,000 for each board meeting attended in excess of a total of five board meetings per year and $1,500 for each committee meeting attended in excess of a total of five committee meetings of each committee per year. Fifty percent of the annual fee, or $65,000, was required to be deferred under the terms of the deferred compensation plan described below, and the remaining fees could be deferred at the election of the director.

Prior to January 2007, each non-employee director received an annual retainer of $70,000, meeting fees of $2,000 for each board meeting attended and $1,500 for each committee meeting attended, and an additional fee of $5,000 for serving as the chairman of a committee. Fifty percent of the retainer, or $35,000, was required to be deferred under the terms of the deferred compensation plan, and the remaining fees could be deferred at the election of the director. In addition, each non-employee director received an annual stock option grant as described below.

Going Forward. Each non-employee director will receive an annual director fee in the amount of $65,000, which includes the meeting fees for the first five board meetings and the first five meetings attended of each committee, and an additional fee of $5,000 for serving as the chairman of a committee. Each non-employee director will receive $1,000 for each board meeting attended in excess of a total of five board meetings per year and $750 for each committee meeting attended in excess of a total of five meetings of each committee per year. Fifty percent of the annual fee, or $32,500, is required to be deferred into share units under the terms of the deferred compensation plan described below, and the remaining fees may be deferred at the election of the director.

Directors who are employees will receive no additional compensation for services as a director or as a member of a committee of our board.

Stock Option Grants

Historically. Acuity Brands granted each non-employee director stock options for the purchase of 1,500 shares of Acuity Brands common stock annually on the day of the annual meeting of stockholders with an exercise price equal to the fair market value on the grant date. The options became exercisable after one year, remained exercisable for a period of ten years from the grant date, and expired at the earlier of the expiration date or three years following retirement from the board. Beginning January 2007, the non-employee directors’ plan was amended to provide that no further annual grants of stock options would be made to non-employee directors.

Mr. Deavenport’s outstanding stock options will remain stock options to acquire Acuity Brands common stock and will be adjusted in accordance with the conversion ratio for Acuity Brands options.

Going Forward. Equity awards may be granted to directors under the long-term incentive plan that was adopted by Zep. Currently, we do not anticipate automatic annual grants under the new compensation arrangement for non-employee directors.

One-Time Grants

Historically. Upon the initial election of a non-employee director to the board, the director received a onetime credit of 1,000 deferred stock units to his deferred compensation account.

Going Forward. We approved equity awards valued at $150,000 to each non-employee director during November 2007. Accordingly, each non-employee director received a restricted stock award of 11,980 shares on November 14, 2007.

Deferred Compensation Plan

Historically. Non-employee directors of Acuity Brands were required to defer one-half of their annual director fee and could elect to defer the remaining portion of the annual fee and any chairman or meeting fees pursuant to a deferred compensation plan for non-employee directors. The deferred amounts could be invested in deferred stock units to be paid in shares at retirement or credited to an interest-bearing account to be paid in cash at retirement. Dividend equivalents on deferred stock units were credited to the interest-bearing account.

Going Forward. We has adopted a deferred compensation plan for the benefit of our non-employee directors. Under this plan, each director will have one-half of his annual fee automatically deferred to the plan and may elect to defer the remaining portion of his annual fee and any chairman or meeting fees to the plan. The director’s mandatory deferral will automatically be invested in deferred stock units that will be equivalent to the value and return on shares of Zep common stock. The director’s optional deferral may be invested in an interest-bearing account or in deferred stock units at the election of the director. The director’s account will generally be payable on or after retirement from the board. Amounts invested in deferred stock units will be paid in shares of Zep common stock and amounts deferred to the interest-bearing account will be paid in cash.

The accounts currently held under the Acuity Brands’ non-employee directors deferred compensation plan by non-employee directors of Acuity Brands who will become our directors will be transferred to, and assumed by, us. As of the distribution date, the value of the Acuity Brands deferred stock units credited to such directors at the date of the spin-off will remain in Acuity Brands deferred stock units to be paid at retirement in Acuity Brands common stock, and future deferred stock units credited to the plan will be Zep deferred stock units to be paid at retirement in Zep common stock.

Stock Ownership Requirement

Historically. Each non-employee director has been subject to a stock ownership requirement that requires the director attain ownership in Acuity Brands common stock valued at two times the expected annual director fee. For purposes of the ownership requirement, deferred stock units are considered.

Going Forward. Zep expects to establish stock ownership requirements for non-employee directors similar to those of Acuity Brands.

EXECUTIVE COMPENSATION

Set forth below is information concerning the fiscal 2007 compensation for Zep named executive officers. All compensation amounts set forth in the following tables represent compensation paid to the applicable named executive officer in connection with his service to Acuity Brands. As described in the Compensation Discussion and Analysis, the compensation and benefits provided to the named executive officers by Zep may differ from the compensation and benefits historically provided to the named executive officers by Acuity Brands because historical compensation was determined by Acuity Brands and future compensation will be determined based on compensation policies, programs and procedures to be established by our compensation committee.

Fiscal 2007 Summary Compensation Table

The following table presents information concerning compensation paid to the named executive officers in fiscal 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non- Equity Incentive Plan Compen- sation ($)(2)	Change in Pension Value and Nonquali- fied Deferred Compen- sation Earnings ($)(3)	All Other Compen- sation ($) (4)	Total ($)
John K. Morgan (5) Chairman, President and Chief Executive Officer	2007	$500,000	$-0-		$641,989	$524,000	$1,000,000	$273,421	$8,500	$2,947,910

Mark R. Bachmann Executive Vice President and Chief Financial Officer	2007	290,053	66,000	(6)	210,665	13,698	65,000	14,338	48,024	707,778

William A. (Bill) Holl (7) Executive Vice President and Chief Commercial Officer	2007	380,000	-0-		273,308	-0-	228,000	3,406	2,850	887,564

Cedric M. Brown Senior Vice President, Supply Chain	2007	197,504	55,000	(6)	54,241	-0-	25,000	5,519	27,943	365,207

C. Francis Whitaker, III Vice President, General Counsel, and Secretary	2007	169,500	14,000	(6)	27,739	-0-	21,000	-0-	2,550	234,789

(1)	The values for equity-based awards in this column represent the cost recognized by Acuity Brands for financial statement reporting purposes for fiscal 2007 in accordance with SFAS No. 123(R) for awards granted in fiscal 2007 and prior years. Pursuant to SEC rules, these values are not reduced by an estimate for the probability of forfeiture. The assumptions used to value awards granted prior to fiscal 2007 can be found in Note 6 of the Notes to Combined Financial Statements. Restricted stock awards granted in fiscal 2007 are valued at the closing price on the New York Stock Exchange on the grant date.
(2)	Represents incentive payments under the Incentive Plan. Mr. Morgan was eligible to receive the maximum annual incentive award of $1,300,000 based on the performance of Acuity Brands Lighting. In accordance with past practice, the compensation committee of Acuity Brands exercised negative discretion to reduce the amount of the award. Mr. Holl’s annual incentive was determined pursuant to his employment agreement. The remaining named executive officers received no annual incentive with respect to the performance of Acuity Specialty Products regarding operating profit and operating profit margin and a partial annual incentive for above-target performance with respect to cash flow.
(3)	The amounts shown reflect the above-market portion of interest earned in the Acuity Brands deferred compensation plans calculated by comparing each plan’s effective interest rate for fiscal 2007 to 120% of the applicable federal long-term rate, with compounding, at the time the interest formula of each plan was established. Above-market earnings for the Acuity Brands deferred compensation plans were $5,772 for Mr. Morgan, $10,133 for Mr. Bachmann, $3,406 for Mr. Holl, and $5,519 for Mr. Brown. The amount for Mr. Morgan also includes $267,649, representing the fiscal 2007 increase in the actuarial present value of his benefit at age 60 under the 2002 SERP. The amount for Mr. Bachmann also includes $4,205, representing the fiscal 2007 increase in the actuarial present value of his benefit at age 65 under the Acuity Brands, Inc. Pension Plan C. For more information about these plans, see “—Pension Benefits in Fiscal 2007” and “—Fiscal 2007 Nonqualified Deferred Compensation.”
(4)	The amounts shown include primarily company contributions to 401(k) plans, each less than $10,000 other than for Mr. Brown who received a match of $10,446. Amounts shown also include contributions to the deferred compensation plan of $38,535 for Mr. Bachmann and $17,497 for Mr. Brown. See “—Fiscal 2007 Nonqualified Deferred Compensation” for additional information about the plan. Perquisites for the remaining named executive officers did not exceed $10,000 in the aggregate.
(5)	Mr. Morgan was elected President and Chief Executive Officer of Acuity Specialty Products effective July 23, 2007 and was subsequently elected Chairman effective October 31, 2007. For additional information, see “Management—Executive Officers and Directors.”

(6)	Messrs. Bachmann, Brown, and Whitaker received discretionary bonuses in recognition of individual performance and the assumption of additional responsibilities during fiscal 2007.
(7)	Mr. Holl was elected President and Chief Executive Officer of Acuity Specialty Products effective June 6, 2006 and was elected Executive Vice President and Chief Commercial Officer effective July 23, 2007. For additional information, see “Management—Executive Officers and Directors.”

Fiscal 2007 Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards granted to the named executive officers during fiscal 2007.

Name	Grant Date	Committee Action Date if Different from Grant Date		Estimated Possible Payouts under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock and Option Awards ($) (4)
				Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
John K. Morgan	— — 9/29/06 7/23/07	— — 9/27/06	(5)	$-0-	$650,000	$1,300,000	$0-	$1,800,000	$2,700,000	24,000 15,810	$1,089,600 1,000,141
Mark R. Bachmann	— — 9/29/06	— — 9/27/06	(5)	-0-	130,524	391,572	-0-	174,032	261,048	3,800	172,520
William A. (Bill) Holl (6)	— — 9/29/06	— — 9/27/06	(5)	-0-	456,000	912,000	-0-	1,368,000	2,052,000	2,500	113,500
Cedric M. Brown	— — 9/29/06 3/1/07 6/1/07	— — 9/27/06	(5)	-0-	80,000	240,000	-0-	120,000	180,000	1,500 1,000 500	68,100 55,060 30,840

C. Francis Whitaker, III	— — 9/29/06	— — 9/27/06	(5)	-0-	68,000	204,000	-0-	102,000	153,000	1,500	68,100

(1)	These columns show the potential value of the payout for each named executive officer under the Annual Incentive Plan if the threshold, target, or maximum goals are achieved. For Messrs. Morgan and Holl, Acuity Brands expected that the compensation committee would exercise negative discretion in determining the final award. See “Compensation Discussion and Analysis” for a description of the plan. See also “Fiscal 2007 Summary Compensation Table.”
(2)	These columns show the potential value, in dollars, of the equity payout for each named executive officer under the LTIP if the threshold, target, or maximum goals are achieved. For Messrs. Morgan and Holl, Acuity Brands expected that the compensation committee would exercise negative discretion in determining the final award. See “Compensation Discussion and Analysis” for a description of the plan and the actual amounts earned.
(3)	This column shows the number of restricted shares granted in fiscal 2007 to the named executive officers. The shares of restricted stock granted on September 29, 2006 were generally in connection with achievement of performance goals in fiscal 2006 under the LTIP. Mr. Holl joined the company during the fourth quarter of fiscal 2006 and was not eligible for the full grant under the LTIP. Grants to Mr. Brown in March and June 2007 were in recognition of his assumption of additional responsibilities. The July 2007 award for Mr. Morgan, granted in connection with his being named President and Chief Executive Officer of Acuity Specialty Products, vests ratably in three equal annual installments beginning one year from the grant date. All of the other grants vest ratably in four equal annual installments beginning one year from the grant date. Dividends are paid on the restricted shares at the same rate as for other outstanding shares.
(4)	This column shows the full grant date fair value of the restricted stock awards under SFAS No. 123(R) granted to the named executive officers in fiscal 2007. The grant date fair value of restricted stock awards is calculated using the closing price of Acuity Brands stock on the New York Stock Exchange on the grant date.
(5)	The Acuity Brands compensation committee approved the awards on September 27, 2006. The Acuity Brands board of directors ratified the awards on September 29, 2006, which is the grant date for the awards.
(6)	According to the terms of the employment agreement with Mr. Holl, effective as of July 23, 2007, his annual incentive was amended to provide for a payment equal to target (at 100% rather than 200% as reflected in the formula) notwithstanding the level of performance. See “—Employment Contracts.”

Outstanding Equity Awards at Fiscal 2007 Year-End

The following table provides information on the current holdings of stock options and restricted stock awards by the named executive officers at fiscal year end. This table includes unexercised and unvested option awards, unvested restricted stock awards, and the target value of equity awards for fiscal 2007 performance, which were not determinable as of fiscal 2007 year end. Each equity grant is shown separately for each named executive officer. All options were equitably adjusted after the spin-off of the company from Acuity Brands in October 2007 to increase the number of shares subject to the option and to decrease the exercise price to maintain the same intrinsic value of the options. The number shown in the table represents the information as of fiscal year end prior to the spin-off adjustments. The vesting schedule for each grant is shown following the table, based on the option or stock award grant date. The option exercise prices shown below are the closing market price of Acuity Brands stock on the New York Stock Exchange on the grant date.

	Option Awards					Stock Awards
Name	Option Grant Date	Number of Securities Under- lying Unexer- cised Options Exercis- able (#)	Number of Securities Underlying Unexercised Options Unexercis- able (#)	Option Exercise Price ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)(3)
John K. Morgan	12/18/03 7/29/05 12/1/05	60,474 76,573 2,667	-0- 80,000 5,333	$23.69 29.18 31.99	12/17/13 7/28/15 11/30/15	10/24/00 12/18/03 1/20/04 1/6/05 9/29/06 7/23/07 —	3,228 10,532 20,000 6,250 24,000 15,810	$169,599 553,351 1,050,800 328,375 1,260,960 830,657	-0-	$1,800,000

Mark R. Bachmann	9/22/98 10/7/99 1/5/00 12/18/03	3,091 4,682 3,219 15,948	-0- -0- -0- -0-	$29.95 28.03 23.65 23.69	9/21/08 10/6/09 1/4/10 12/17/13	10/24/00 12/18/03 1/6/05 12/1/05 6/29/06 9/29/06 —	1,508 5,271 1,750 2,850 3,750 3,800	$79,230 276,938 91,945 149,739 197,025 199,652	-0-	$174,032

William A. (Bill) Holl						6/6/06 9/29/06 —	18,750 2,500	$985,125 131,350	-0-	$1,368,000

Cedric M. Brown						12/18/03 1/6/05 12/1/05 9/29/06 3/1/07 6/1/07 —	901 624 270 1,500 1,000 500	$47,338 32,785 14,186 78,810 52,540 26,270	-0-	$120,000

C. Francis Whitaker, III						12/18/03 1/6/05 12/1/05 3/30/06 9/29/06 —	165 124 150 525 1,500	$8,669 6,515 7,881 27,583 78,810	-0-	$102,000

(1)	The market value is calculated as the product of (a) $52.54 per share, the closing market price of Acuity Brands stock as of August 31, 2007, the last day of the fiscal year, multiplied by (b) the number of shares that have not vested.
(2)	The number of shares to be awarded for fiscal 2007 performance under the LTIP was not determinable as of fiscal 2007 year end. The actual number of shares that will be earned by the named executive officers depends on the achievement of the LTIP performance goals and any negative discretion applied, as discussed under “Compensation Discussion and Analysis.”
(3)	The amounts in this column represent the target payout value for the equity to be awarded for fiscal 2007 performance under the LTIP. Target payout values are also included in the Fiscal 2007 Grants of Plan-Based Awards table. The actual payout value that will be earned by the named executive officers depends on the achievement of the LTIP performance goals and any negative discretion applied, as discussed under “Compensation Discussion and Analysis.” The amounts actually earned by the named executive officers are also discussed under “Compensation Discussion and Analysis.”

Option Awards Vesting Schedule		Stock Awards Vesting Schedule
Grant Date	Vesting Schedule	Grant Date	Vesting Schedule
9/22/98	1/4 per year beginning one year from grant date	10/24/00	1/4 per year beginning 11/29/04
10/7/99	1/4 per year beginning one year from grant date		1/4 per year beginning 1/20/05
1/5/00	1/4 per year beginning one year from grant date		1/4 per year beginning 11/25/05
12/18/03	1/3 per year beginning one year from grant date		1/4 per year beginning 12/10/05
7/29/05 12/1/05	1/4 per year beginning one year from grant date 1/3 per year beginning one year from grant date	12/18/03	1/2 each two years and four years from grant date 100% four years from grant date (Morgan, Bachmann)
		1/20/04	1/4 per year beginning one year from grant date
		1/6/05	1/4 per year beginning one year from grant date
		12/1/05	1/4 per year beginning one year from grant date
		3/30/06	1/4 per year beginning one year from grant date
		6/6/06	1/4 per year beginning one year from grant date
		6/29/06	1/4 per year beginning one year from grant date
		9/29/06	1/4 per year beginning one year from grant date
		3/1/07	1/4 per year beginning one year from grant date
		6/1/07	1/4 per year beginning one year from grant date
		7/23/07	1/3 per year beginning one year from grant date

Option Exercises and Stock Vested in Fiscal 2007

The following table provides information for the named executive officers on (1) stock option exercises during fiscal 2007, including the number of shares acquired upon exercise and the value realized, and (2) the number of shares acquired upon the vesting of restricted stock awards and the value realized, each before payment of any applicable withholding tax and broker commissions.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
John K. Morgan	97,238	$3,292,197	10,031	$526,742
Mark R. Bachmann	17,686	287,125	6,083	329,859
William A. (Bill) Holl	-0-	-0-	6,250	385,500
Cedric M. Brown	1,292	57,739	553	28,610
C. Francis Whitaker, III	-0-	-0-	288	15,367

(1)	The value realized is the difference between the closing market price on the date of exercise and the exercise price, multiplied by the number of options exercised.
(2)	The value realized is the closing market price on the day the stock awards vest, multiplied by the total number of shares vesting.

Pension Benefits in Fiscal 2007

The table below sets forth information on the supplemental retirement plan and pension benefits for named executive officers under the following plans:

2002 Acuity Brands, Inc. Supplemental Executive Retirement Plan. The 2002 Acuity Brands, Inc. Supplemental Executive Retirement Plan (the 2002 SERP) is an unfunded, nonqualified retirement benefit plan that is offered to executive officers of Acuity Brands to provide retirement benefits above amounts available under Acuity Brands’ tax-qualified defined contribution plans. Benefits payable under the SERP are paid for 180 months commencing on the executive’s normal retirement date, which is defined as retirement at age 60, in a monthly amount equal to 1.6% of the executive’s average annual compensation multiplied by the executive’s years of credited service and divided by 12. Average annual compensation is defined as the average of the executive’s salary and bonus for the three highest consecutive calendar years during the ten years preceding the executive’s retirement, death, or other termination of service. An executive is credited with one year of credited service for each plan year in which the executive serves as an executive officer of Acuity Brands on a fulltime basis. Total years of credited service cannot exceed ten years, although compensation earned after completing ten years of credited service may be counted for purposes of determining the executive’s average annual compensation and accrued benefit under the 2002 SERP. A reduced retirement benefit can commence between ages 55 and 60. Acuity Brands does not have a policy for granting extra years of credited service under the 2002 SERP, except in connection with a change in control as provided in an executive’s change in control agreement.

Mr. Holl participated in the 2002 SERP for the period during which he served as an executive officer of Acuity Brands. Mr. Holl forfeited his accumulated benefit, which was unvested, in connection with his transfer to a non-executive officer position in July 2007. Messrs. Bachmann, Brown, and Whitaker have not served Acuity Brands in executive officer positions and, therefore, have not participated in the 2002 SERP.

Mr. Morgan no longer participates in the 2002 SERP. Zep does not expect to establish a nonqualified supplemental executive retirement plan for its executive officers, but will sponsor a nonqualified deferred savings plan, which is discussed below.

Former Acuity Brands, Inc Pension Plan C. The Acuity Brands, Inc. Pension Plan C (the Pension Plan) was a qualified defined benefit retirement plan under which additional accruals were frozen effective December 31, 2002, and the assets and liabilities of the Pension Plan were merged into the Pension Plan for Hourly Employees of Emergency Lighting Division of Acuity Lighting Group, Inc. Mr. Bachmann is the only Zep executive officer who was a participant in the Pension Plan. The accrued benefit under the Pension Plan is based on the executive’s final average compensation and credited service as of December 31, 2002. Final average compensation is defined as 1/12th of the average of the participant’s highest three consecutive years of compensation out of his last ten years of compensation. Compensation is determined by the participant’s calendar year earnings as shown in Box 1 of Form W-2, increased for earnings deferred into certain tax-qualified and nonqualified plans of Acuity Brands and decreased for certain other employer contributions or payments that might be included in Box 1 but are not considered as compensation under the Pension Plan. For participants becoming covered by the Pension Plan on or after January 1, 1994, as was Mr. Bachmann, the normal retirement benefit under the Pension Plan is calculated as years of credited service times the sum of 1/2% of final average compensation and 1/2% of final average compensation in excess of covered compensation. The normal form of benefit payment is a single life annuity with 120 payments guaranteed. The normal retirement age as defined in the Pension Plan is age 65. Participants vest in their Pension Plan benefit after five years of credited service.

The amounts reported in the table below equal the present value of the accumulated benefit at May 31, 2007, the date used by our actuaries in determining fiscal year expense. The assumptions used to calculate the present value of the accumulated benefit are described in the footnotes to the table.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
John K. Morgan (1)	2002 SERP	5.75	$552,379	$–0–
Mark R. Bachmann (2)	Pension Plan	6.00	37,690	–0–
William A. (Bill) Holl	NA	NA	NA	NA
Cedric M. Brown	NA	NA	NA	NA
C. Francis Whitaker, III	NA	NA	NA	NA

(1)	Mr. Morgan’s accumulated benefit in the 2002 SERP is based on service and earnings (base salary and bonus, as described above) considered by the 2002 SERP for the period through May 31, 2007. The present value has been calculated assuming Mr. Morgan’s benefit is payable commencing at age 60 and that the benefit is payable in 180 monthly payments as described above. The interest rate assumed in the calculation is 6.00%. The post-retirement mortality assumption is based on the RP2000 mortality table with mortality improvements projected for 5 years. At August 31, 2007, Mr. Morgan is not eligible for an early retirement benefit under the 2002 SERP.
(2)	Mr. Bachmann’s accumulated benefit in the Pension Plan is based on service and earnings (as described above) considered by the Pension Plan for the period through December 31, 2002. The present value has been calculated assuming Mr. Bachmann’s benefit commences at age 65 and that the benefit is payable under the form of annuity described above. The interest rate assumed in the calculation is 6.00%. The post-retirement mortality assumption is based on the RP2000 mortality table with mortality improvements projected for 5 years and collar adjustments. At August 31, 2007, Mr. Bachmann is not eligible for an early retirement benefit under the Pension Plan.

Fiscal 2007 Nonqualified Deferred Compensation

The table below provides information on the nonqualified deferred compensation of the named executive officers in fiscal 2007 under the plans described below.

2005 Acuity Brands, Inc. Supplemental Deferred Savings Plan. The 2005 Acuity Brands, Inc. Supplemental Deferred Savings Plan (the 2005 SDSP) is an unfunded nonqualified plan under which key employees, including the named executive officers, are able to annually defer up to 50% of salary and bonus as cash units. The 2005 SDSP replaced the 2001 SDSP (described below) and is designed to comply with certain new tax law requirements, including Section 409A of the Internal Revenue Code (Section 409A).

Deferred cash units earn interest income on the daily outstanding balance in the account based on the prime rate, an “above-market interest rate” as defined by the SEC. Interest is credited daily and is compounded annually. Contributions made in or after 2005 may be paid in a lump sum or in 10 annual installments at the executive’s election. The executive may direct that his deferrals and related earnings be credited to up to three accounts to be distributed during his employment (in-service accounts). In-service accounts may be distributed in a lump sum or up to ten annual installments no earlier than two years following the last deferral to the account. The executive may change the form of distribution twice during the period up to one year prior to termination or retirement, with the new distribution being delayed at least an additional five years in accordance with Section 409A. Except for the period during which an executive serves as an executive officer of Acuity Brands and is eligible for the 2002 SERP, as discussed above, an executive is eligible for a company match of 25% of his deferrals up to a maximum of 5% of compensation (salary and bonus) and is eligible for a supplemental company contribution of 3% of compensation. Executives vest in company contributions 50% upon attaining age 55 and completing at least five years of service, with vesting thereafter of an additional 10% each year up to 100% with

10 years of service. Vested company contributions are only eligible to be distributed at or following termination. Mr. Bachmann receives an annual contribution to the 2005 SDSP, which are immediately vested, in replacement of benefits lost when Pension Plan C was frozen.

At the time of the spin-off of the company from Acuity Brands in October 2007, the accounts, assets, and liabilities related to our employees, including Messrs. Morgan, Bachmann, Holl, Brown, and Whitaker, were transferred to the Zep nonqualified deferred compensation plan, established just prior to the spin-off.

2001 Acuity Brands, Inc. Supplemental Deferred Savings Plan. The 2001 Acuity Brands, Inc. Supplemental Deferred Savings Plan (the 2001 SDSP) covers the same general group of eligible employees and operates in a similar manner to the 2005 SDSP, except that it encompasses executive and company contributions that were vested as of December 31, 2004 and, therefore, are not subject to the provisions of Section 409A. Executive deferrals may be distributed in a lump sum or up to 10 annual installments beginning no sooner than five years following the calendar year of deferral. Company contributions are distributed at or following termination in a lump sum or installments. Executives may not change their existing distribution elections under the 2001 SDSP.

At the time of the spin-off of the company from Acuity Brands in October 2007, the accounts, assets, and liabilities related to our employees, including Messrs. Morgan, Bachmann, Holl, Brown, and Whitaker, were transferred to the Zep nonqualified deferred compensation plan, established just prior to the spin-off.

Acuity Brands, Inc. Executives’ Deferred Compensation Plan. The Acuity Brands, Inc. Executives’ Deferred Compensation Plan (the EDCP) is an unfunded nonqualified deferred compensation plan under which additional deferrals and company contributions were frozen effective December 31, 2002. Executives could defer all or a portion of their bonus to the plan and receive a dollar-for-dollar company match of up to $5,000, depending on the position of the executive. Executive deferrals and company contributions earn an above-market rate of interest based on the prime rate less a specified percent depending on the prime rate, with semi-annual compounding. Executives’ balances are payable in a lump sum or up to ten annual installments. Executives may not change their existing distribution elections under the EDCP. Messrs. Morgan and Bachmann are the only named executive officers who are participants in the EDCP.

Acuity Brands, Inc. Senior Management Benefit Plan. The Acuity Brands, Inc. Senior Management Benefit Plan (the SMBP) is an unfunded nonqualified deferred compensation plan implemented in September 1985 and under which executive deferrals were completed in 1996. Executives could defer up to 25% of base salary and 25% of bonus, but not less than $2,500 per plan year, in equal annual installments over a period of either four and/or eight consecutive years. Executives’ deferrals earn interest at the Moody’s average corporate bond rate plus 300 basis points (Moody’s plus 3) compounded annually. Executives who retire on or after attaining age 65 are guaranteed a retirement account balance equal to their deferrals plus interest at 11% compounded annually to the benefit commencement date. Retirement balances are paid, at the executive’s election, in a lump sum or in monthly, quarterly, or annual installments over 15 years beginning on or after termination. The amount of the installment payment is determined by amortizing the executive’s account balance at his benefit commencement date over the 15-year period based on an annual interest rate of Moody’s plus 3, with the rate and payments adjusted annually over the remaining payment term. Mr. Morgan is the only named executive officer who is a participant in the SMBP.

Mr. Whitaker was not eligible to participate in any of the deferred compensation plans in fiscal 2007.

Name	Plan	Executive Contributions in Last Fiscal Year ($)(1)(2)	Registrant Contributions in Last Fiscal Year ($)(2)(3)	Aggregate Earnings in Last Fiscal Year ($)(2)(4)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(5)
John K. Morgan	2005 SDSP 2001 SDSP SMBP EDCP	$–0– –0– –0– –0–	$–0– –0– –0– –0–	$15,612 4,363 42,637 378	$–0– 21,665 –0– –0–	$204,677 49,884 430,248 6,283

Mark R. Bachmann	2005 SDSP 2001 SDSP EDCP	63,551 –0– –0–	38,535 –0– –0–	26,267 9,218 1,373	–0– 9,075 12,267	377,369 117,783 21,664

William A. (Bill) Holl	2005 SDSP	190,000	–0–	11,108	–0–	233,093

Cedric M. Brown	2005 SDSP	41,177	17,496	38,897	–0–	277,672

C. Francis Whitaker, III	NA	NA	NA	NA	NA	NA

(1)	Amounts shown in this column are also reported as “Salary” in the Fiscal 2007 Summary Compensation Table.
(2)	Executives’ contributions and related earnings are 100% vested. Company contributions and related earnings become vested in accordance with the terms of the plan or upon a change in control of Acuity Brands.
(3)	Amounts shown in this column are also reported as “All Other Compensation” in the Fiscal 2007 Summary Compensation Table.
(4)	The above-market portion of the amounts shown in this column is also reported as “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Fiscal 2007 Summary Compensation Table. Above-market earnings, as defined by the SEC, were $5,772 for Mr. Morgan, $10,133 for Mr. Bachmann, $3,406 for Mr. Holl, and $5,519 for Mr. Brown.
(5)	For Mr. Morgan, $29,609 of the amount shown in this column was previously reported as salary in prior years’ summary compensation tables.

Employment Contracts

Pursuant to Acuity Brands’ employment agreement with Mr. Morgan (which was assumed by Zep), effective as of July 23, 2007, he became entitled to receive an annual salary of $500,000 upon becoming President and Chief Executive Officer of Acuity Specialty Products, a target annual incentive opportunity as a percentage of base salary under the Annual Incentive Plan for fiscal 2007 and future years, a restricted stock award of 15,810 shares on the effective date of the agreement, an additional equity award valued at not less than $1,500,000 within 30 days of the distribution date, and a target long-term incentive opportunity as a percentage of base salary under the LTIP for fiscal 2007 and future years. The employment agreement also provides that Mr. Morgan will be reimbursed for any additional taxes, penalties, or interest resulting from the non-compliance by Acuity Brands, or Zep following the spin-off, with respect to payments under Code Section 409A.

In addition to participation in employee benefit plans and perquisites afforded to executives at his level, coverage in the 2002 SERP, participation in the 2005 SDSP, and coverage under Acuity Brands’ director and officer liability insurance, Mr. Morgan is a party to a severance agreement and a change in control agreement as described below. In connection with the assumption of the agreement by Zep, certain plans referenced in Mr. Morgan’s agreement have been replaced by Zep plans.

Pursuant to Acuity Specialty Products’ employment agreement with Mr. Holl (which have been assumed by Zep), effective as of July 23, 2007, he became entitled to receive an annual salary of $380,000 upon becoming Executive Vice President and Chief Commercial Officer of Acuity Specialty Products, an annual bonus at target level under the Annual Incentive Plan for fiscal 2007 notwithstanding the level of performance, a target annual incentive opportunity as a percentage of base salary under the Annual Incentive Plan for future fiscal years, an equity award valued at approximately $1,140,000 within 30 days of the distribution date, and a target long-term incentive opportunity as a percentage of base salary under the LTIP. The employment agreement also provides that during the first twelve months following the date of the spin-off, upon termination by Zep (other than for death, disability, or cause) or voluntary termination by Mr. Holl, Mr. Holl is entitled to the greater of (1) a lump sum payment of $285,000 or (2) the benefits provided under any severance, change in control, or other agreement with Zep. Mr. Holl also agreed to the cancellation of certain unvested restricted stock prior to the spin-off and he has received an additional award of restricted stock after the date of the spin-off. In addition to participation in employee benefit plans and perquisites afforded to executives at his level, participation in the 2005 SDSP, and coverage under Acuity Brands’ director and officer liability insurance, Mr. Holl is a party to a severance agreement and a change in control agreement as described below.

Although there are no written employment agreements with the other named executive officers, the remaining named executive officers have compensation arrangements that provide for an annual base salary, target incentive opportunities as a percentage of base salary in the annual and long-term incentive plans, participation in employee benefit plans and perquisites afforded to executives at their level, and participation in the 2005 SDSP. In addition, they are or will be parties to severance agreements and change in control agreements as described below.

Potential Payments upon Termination

Zep will enter into severance agreements and change in control agreements with its named executive officers. While the named executive officers may be entitled to payments and benefits under several agreements or arrangements, the agreements or arrangements contain provisions that prohibit the duplication of payments and benefits.

Severance Agreements

The severance agreements for the named executive officers will provide the following benefits in the event the executive’s employment (1) is involuntarily terminated by Zep without cause or (2) is terminated by the officer for good reason after a change in control of Zep (as each such term is defined in the severance agreement), for the terms set forth in the table below:

•	monthly severance payments for the severance period in an amount equal to the executive’s then current base salary rate;

•	continuation of healthcare and life insurance coverage for the severance period;

•	outplacement services not to exceed 10% of base salary;

•	a pro rata bonus in the year of termination;

•	accelerated vesting of any performance-based restricted stock for which performance targets have been achieved;

•	vesting of time-vesting restricted stock as provided in the related award agreements; and

•

additional benefits, at the discretion of the compensation committee, including without limitation, additional retirement benefits and acceleration of long-term incentive awards, if the executive is terminated prior to age 65 and suffers a diminution of projected benefits.

Under the severance agreements, the involuntary termination of an executive by the company for the following reasons constitutes a termination for cause:

•	termination is the result of an act or acts by the executive which have been found in an applicable court of law to constitute a felony (other than traffic-related offenses);

•

termination is the result of an act or acts by the executive which are in the good faith judgment of Zep to be in violation of law or of written policies of Zep and which result in material injury to Zep;

•

termination is the result of an act or acts of dishonesty by the executive resulting or intended to result directly or indirectly in gain or personal enrichment to the executive at the expense of Zep; or

•	the continued failure by the executive substantially to perform the duties reasonably assigned to him, after a demand in writing for substantial performance of such duties is delivered by Zep.

Under the severance agreements, a good reason for termination by an executive of his employment with the company means the occurrence during the two-year term after a change in control (without the executive’s express consent) of any of the following acts by Zep which has not been corrected within 30 days after written notice is given to Zep by the executive:

•	an adverse change in the executive’s title or position in the company from the executive’s title or position immediately prior to the change in control which represents a demotion;

•

the company’s requiring the executive to be based more than 50 miles from the primary workplace where the executive is based immediately prior to the change in control, except for reasonably required travel on Zep’s business which is not significantly greater than such travel requirements prior to the change in control;

•

a reduction in base salary and target bonus opportunity (not the bonus actually earned) below the level in effect immediately prior to the change in control, unless such reduction is consistent with reductions being made at the same time for other officers of Zep in comparable positions;

•

a material reduction in the aggregate benefits provided to the executive by Zep under its employee benefits plans immediately prior to the change in control, except in connection with a reduction in benefits which is consistent with reductions being made at the same time for other officers of Zep in comparable positions;

•	an insolvency or bankruptcy filing by Zep; or

•	a material breach by the company of the severance agreement.

Mr. Morgan’s severance agreement also provides for:

•	continued vesting during the severance period of unvested stock options;

•	exercisability of vested stock options and stock options that vest during the severance period for the shorter of the remaining exercise term or the length of the severance period;

•	accelerated vesting during the severance period of restricted stock that is not performance-based, on a monthly pro rata basis determined from the date of grant to the end of the severance period;

•	continued vesting during the severance period of performance-based restricted stock for which performance targets are achieved and vesting begins during the severance period;

•	continued accrual during the severance period of credited service under the 2002 SERP; and

•

immediate vesting of the matching and supplemental subaccounts under the 2001 SDSP and 2005 SDSP (the SDSPs) (which would otherwise be forfeited upon Mr. Morgan’s termination prior to attaining age 55), with distribution from the SDSPs at the end of the severance period.

The severance agreements also contain restrictive covenants with respect to confidentiality, non-solicitation, and non-competition, and are subject to the execution of a release. Zep will pay reasonable legal fees and related expenses incurred by an executive who is successful to a significant extent in enforcing his rights under the severance agreements. The severance agreements are effective for a rolling two-year term, which will automatically extend each day for an additional day unless terminated by either party, in which case they will continue for two years after the notice of termination or for three years following a change in control.

Named executive officers of Zep would have received the payments and benefits quantified in the table below in the event of their termination by Zep without cause or by the executive for good reason following a change in control, assuming the termination occurred on August 31, 2007. The closing price per share of Acuity Brands common stock on August 31, 2007 was $52.54.

Name	Term in Months	Base Salary ($)(1)	Annual Bonus at Target ($)(2)	Welfare Plan Continua- tion ($)(1)(3)	Outplace- ment (maximum 10% of salary) ($)	Additional Credit in SERP ($)(4)	Registrant Contribu- tions to SDSP’s ($)	Value Realized on Accelerated Unvested Equity Awards ($)(5)	Total ($)
John K. Morgan	24	$1,000,000	$650,000	$19,134	$50,000	$493,348	$204,677	$6,172,140	$8,589,299
Mark R. Bachmann	18	435,000	130,524	18,126	29,005	–0–	–0–	79,232	691,887
William A. (Bill) Holl	18	570,000	456,000	13,483	38,000	–0–	–0–	–0–	1,077,483
Cedric M. Brown	12	200,000	80,000	11,731	20,000	–0–	–0–	–0–	311,731
C. Francis Whitaker, III	12	170,000	68,000	10,024	17,000	–0–	–0–	–0–	265,024

(1)	The salary and welfare continuation payments are made on a monthly basis during the severance period. A six-month distribution delay may be required for key employees in accordance with Section 409A.
(2)	The pro rata bonus is for the fiscal year in which the severance occurs. For a severance that occurred on August 31, 2007, the pro rata bonus would be the target bonus for fiscal 2007 under the Annual Incentive Plan.
(3)	Zep is required to continue covered welfare plan premium payments for the severance period.
(4)	Mr. Morgan’s agreement with Acuity Brands provides for additional credited service in the 2002 SERP equal to the severance period.
(5)	The value realized on unvested equity awards represents the difference (or spread) between the fair market value of unvested awards at August 31, 2007, using Acuity Brands’ closing price of $52.54 (less the exercise price of unvested options).

The table above does not include amounts that the executives would be entitled to receive that are already described in the compensation tables, including:

•	the value of equity awards that are already vested;

•	the amounts payable under defined benefit pension plans; and

•	amounts previously deferred into the deferred compensation plans.

Change in Control Agreements

It is intended that change in control agreements will provide the named executive officers some measure of security against the possibility of employment loss that may result following a change in control of Zep in order that they may devote their energies to meeting the business objectives and needs of Zep and its stockholders.

The change in control agreements are effective for a rolling two-year term, which will automatically extend each day for an additional day unless terminated by either party. However, the term of the change in control agreements will not expire during a threatened change in control period (as defined in the change in control agreements) or prior to the expiration of 24 months following a change in control. The change in control agreements provide two types of potential benefits to executives:

1.	Upon a change in control, all restrictions on any outstanding incentive awards will lapse and the awards will immediately become fully vested, all outstanding stock options will become fully vested and immediately exercisable, and Zep may be required to immediately purchase for cash, on demand, at the then per-share fair market value, any shares of unrestricted stock and shares purchased upon exercise of options. The cash-out option for restricted shares and stock options varies and is dependent upon the date of the award agreement.

2.	If the employment of the named executive officer is terminated within 24 months following a change in control or in certain other instances in connection with a change in control (a) by Zep other than for cause or disability or (b) by the officer for good reason (as each term is defined in the change in control agreement), the officer will be entitled to receive:

•	a pro rata bonus for the year of termination;

•

a lump sum cash payment equal to a multiple of the sum of his base salary and bonus (in each case at least equal to his base salary and bonus prior to a change in control), subject to certain adjustments;

•	continuation of life insurance, disability, medical, dental, and hospitalization benefits for the specified term; and

•	for Mr. Morgan, a cash payment representing 36 additional months participation in the company’s qualified or nonqualified deferred compensation plans.

The change in control agreements for each of Messrs. Morgan, Bachmann, and Holl provide or will provide that Zep will make an additional “gross-up payment” to offset fully the effect of any excise tax imposed under Section 4999 of the Internal Revenue Code, on any payment made to him arising out of or in connection with his employment. In addition, Zep will pay all legal fees and related expenses incurred by the officer arising out of any disputes related to his termination of employment or claims under the change in control agreement if, in general, the circumstances for which he has retained legal counsel occurred on or after a change in control.

A change in control includes:

•	the acquisition of 20% or more of the combined voting power of Zep’s then outstanding voting securities;

•

a change in more than one-third of the members of Zep’s board of directors who were either members as of the distribution date or were nominated or elected by a vote of two-thirds of those members or members so approved;

•

a merger or consolidation involving Zep through which the stockholders of Zep no longer hold more than 60% of the combined voting power of the outstanding voting securities of Zep resulting from the merger or consolidation in substantially the same proportion as prior to the merger or consolidation; or

•	a complete liquidation or dissolution of Zep or the sale or other disposition of all or substantially all of the assets of Zep.

Under the change in control agreements, a termination for cause is a termination evidenced by a resolution adopted by two-thirds of the board that the executive:

•

intentionally and continually failed to substantially perform his duties with Zep which failure continued for a period of at least 30 days after a written notice of demand for substantial performance has been delivered to the executive specifying the manner in which the executive has failed to substantially perform; or

•	intentionally engaged in conduct which is demonstrably and materially injurious to Zep, monetarily or otherwise

The executive will not be terminated for cause until he has received a copy of a written notice setting forth the misconduct described above and until he has been given an opportunity to be heard by the board.

Under the change in control agreements, disability has the meaning ascribed to such term in Zep’s long-term disability plan or policy covering the executive, or in the absence of such plan or policy, a meaning consistent with Section 22(e)(3) of the Internal Revenue Code.

Under the change in control agreements, good reason means the occurrence of any of the following events or conditions in connection with a change in control:

•

any change in the executive’s status, title, position or responsibilities which, in the executive’s reasonable judgment, represents an adverse change from his status, title, position or responsibilities as in effect immediately prior; the assignment to the executive of any duties or responsibilities which, in the executive’s reasonable judgment, are inconsistent with his status, title, position or responsibilities; or any removal of the executive from or failure to reappoint or reelect him to any of such offices or positions, except in connection with the termination of his employment for disability, cause, as a result of his death or by the executive other than for good reason;

•	a reduction in the executive’s base salary or any failure to pay the executive any compensation or benefits to which he is entitled within five days of the date due;

•

a failure to increase the executive’s base salary at least annually at a percentage of base salary no less than the average percentage increases (other than increases resulting from the executive’s promotion) granted to the executive during the three full years ended prior to a change in control (or such lesser number of full years during which the executive was employed);

•

Zep’s requiring the executive to be based more than 50 miles from the primary workplace where the executive is based immediately prior to the change in control except for reasonably required travel on Zep’s business which is not greater than such travel requirements prior to the change in control;

•

the failure by Zep (1) to continue in effect any compensation or employee benefit plan in which the executive was participating immediately prior to the change in control or (2) to provide the executive with compensation and benefits, in the aggregate, at least equal to those provided for under each other compensation or employee benefit plan, program and practice as in effect immediately prior to the change in control; and

•	the insolvency or the filing of a petition for bankruptcy of Zep;

Named executive officers of Zep would have received the payments and benefits quantified in the table below, assuming a change in control occurred on August 31, 2007. The closing price per share of Acuity Brands common stock on August 31, 2007 was $52.54.

Name	Multiple	Salary & Bonus ($)(1)	Welfare Plans ($)	Company Contribu- tions to 2002 SERP, 401(k), SDSP and EDCP ($)(2)	Excise Tax Gross-Up ($)(3)	Value Realized on Accelerated Unvested Equity Awards ($)(4)	Total ($)
John K. Morgan	3 X	$4,500,000	$28,701	$913,913	$2,684,654	$6,172,140	$14,299,408
Mark R. Bachmann	1.5 X	630,865	18,126	285,491	-0-	994,532	1,929,014
William A. (Bill) Holl	2 X	1,216,000	17,977	16,200	645,762	1,116,477	3,012,416
Cedric M. Brown	1.5 X	439,454	17,597	115,119	-0-	251,934	824,104
C. Francis Whitaker, III	1.5 X	382,500	15,036	21,600	-0-	129,461	548,597

(1)	Represents salary plus highest of current year bonus, prior year bonus, or average of bonus for last three years.

(2)	Represents the present value of additional credited service or annual company contributions in the referenced plans equal to the number of months associated with the multiple and unvested company contributions in deferred compensation plans that vest upon a change in control, as follows:

Name	Additional Company Contributions	Unvested Company Contributions
John K. Morgan	$706,094	$207,819
Mark R. Bachmann	47,374	238,117
William A. (Bill) Holl	16,200	—
Cedric M. Brown	23,309	91,810
C. Francis Whitaker, III	21,600	—

(3)	The excise tax gross-up is calculated assuming the excise tax rate of 20% of the excess of the value of the change in control payments over the executive’s average W-2 earnings for the last five calendar years. The excise tax gross-up is based on an assumed effective aggregate tax rate of 36% for the executive. The estimated tax gross-up payment has been calculated assuming no value is assigned to the non-compete and other restrictive covenants that may apply to the executive. Upon a change in control and termination of the executive’s employment, we expect to assign a portion of the amount paid to the executive as value for the restrictive covenants, which would decrease the total parachute payments and the amount of the excise tax gross-up.
(4)	The value realized on unvested equity awards represents the difference between the fair market value of unvested awards at August 31, 2007, using Acuity Brands’ closing price of $52.54 (less the exercise price of unvested options).

The table above does not include amounts that the executives would be entitled to receive that are already described in the compensation tables above, including:

•	the value of equity awards that are already vested;

•	the amounts payable under defined benefit pension plans; and

•	amounts previously deferred into the deferred compensation plans.

Equity Award Agreements

In addition to the accelerated vesting in the event of a change in control, equity award agreements generally provide for accelerated vesting as a result of the following events.

•	Death/Disability. Stock options vest and are exercisable to the earlier of the expiration date or one year after event. Restricted shares vest immediately.

•

Retirement at Age 65. For Mr. Morgan, options granted in December 2003 continue to vest and are exercisable to the earlier of the expiration date or five years after retirement, and for options granted on or after December 2005, vested options are exercisable to the earlier of the expiration date or five years after retirement. For Mr. Bachmann, vested options are exercisable to the earlier of the expiration date or three years after retirement. Messrs. Holl, Brown, and Whitaker do not have outstanding stock options. For performance-based restricted stock awards granted in October 2000 through January 2005, vesting continues subject to restrictive covenants. For restricted stock awards granted in December 2005 and later, unvested shares are forfeited.

•

Early Retirement (Between Ages 55 and 65). For Mr. Morgan, options granted in December 2003 continue to vest and are exercisable to the earlier of the expiration date or five years after retirement and for options granted on or after December 2005, vested options are exercisable to the earlier of the expiration date or five years after retirement. For Mr. Bachmann, vested options are exercisable to the earlier of the expiration date or three years after retirement. Messrs. Holl, Brown, and Whitaker do not have outstanding stock options. For performance-based restricted stock awards granted in October

2000 through January 2005, vesting continues subject to restrictive covenants. For restricted stock awards granted in December 2005 and later, unvested shares are forfeited.

The amounts that would vest for each named executive officer as a result of these events are the same as the amounts shown in the table above in the column “Value Realized on Accelerated Unvested Equity Awards.”

Deferred Compensation Plans

In addition to the vesting of company contributions to deferred compensation plans in the event of a change in control, company contributions vest and are payable upon death or total and permanent disability. The amounts that would vest for each named executive officer as a result of these events are the same as the amounts shown in the table above in the column “Company Contributions to 2002 SERP, 401(k), SDSP and ECDP” and in footnote 2 to that column.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Directors and Executive Officers

The following table sets forth information concerning beneficial ownership of the company’s common stock as of November 23, 2007, unless otherwise indicated, by each of the directors, by each of the named executive officers, by all directors and officers of the company as a group, and by beneficial owners of more than five percent of the company’s common stock.

Name	Shares of Common Stock Beneficially Owned(1)(2)(3)	Percent of Shares Outstanding(4)
Mark R. Bachmann	134,733	*
Cedric M. Brown	15,745	*
J. Veronica Biggins	11,980	*
Earnest W. Deavenport, Jr.	12,539	*
William A. (Bill) Holl	146,523	*
John K. Morgan	169,754	*
Kenyon W. Murphy	28,484	*
Sidney J. Nurkin	11,980	*
Joseph Squicciarino	11,980	*
C. Francis Whitaker, III	11,616	*
All directors and executive officers as a group (10 persons)	555,334	2.6%
GAMCO Investors, Inc. (5)	2,460,760	11.5%
Wellington Management Company LLP (6)	1,680,129	7.9%
Barclays Global Investors, N.A. (7)	1,339,494	6.3%

*	Represents less than one percent of the respective corporation’s common stock.
(1)	Subject to applicable community property laws and, except as otherwise indicated, each beneficial owner has sole voting and investment power with respect to all shares shown.
(2)	Includes Zep shares that may be acquired within 60 days of November 23, 2007 upon exercise of employee stock options. Options are included for the following individuals: Mr. Morgan, 7,966 shares; Mr. Bachmann, 80,481 shares; and all directors and executive officers as a group, 88,447 shares.
(3)	Includes restricted shares received in the distribution on a one-for-two basis for performance-based and time-vesting restricted shares granted under Acuity Brands’ Long-Term Incentive Plan and time-vesting restricted shares granted under the Zep Long-Term Incentive Plan, portions of which vest in November 2008 through 2011, September 2007 through 2010, November 2007 and 2008, December 2007 through 2009, January 2008 and 2009, March 2008 and 2009, June 2008 through 2010, and July 2008 through 2010. The executives have sole voting power over these restricted shares. Restricted shares are included for the following individuals: Mr. Bachmann, 36,857 shares; Ms. Biggins, 11,980 shares; Mr. Brown, 12,899 shares; Mr. Deavenport, 11,980 shares; Mr. Holl, 128,201 shares; Mr. Morgan, 136,750 shares; Mr. Murphy, 21,532 shares; Mr. Nurkin, 11,980 shares; Mr. Squicciarino, 11,980 shares; Mr. Whitaker, 11,323 shares; and all directors and executive officers as a group, 395,483 shares.

(4)	Based on an aggregate of 21,387,704 shares of Zep common stock issued and outstanding as of November 23, 2007.
(5)	This information is based on a Form 13D filed with the SEC by GAMCO Investors, Inc., One Corporate Center, Rye, New York 10580-1435, on November 13, 2007 containing information as of November 2, 2007.
(6)	This information is based on a Form 13F filed with the SEC by Wellington Management Company, LLP, 75 State Street, Boston, Massachusetts 02109, on November 14, 2007 containing information as of September 30, 2007 for share ownership in Acuity Brands, Inc. The number shown reflects the calculation of their estimated Zep Inc. holdings after the spin-off.
(7)	This information is based on a Form 13F filed with the SEC by Barclays Global Investors, N.A., 45 Fremont Street, San Francisco, California 94105, on November 13, 2007 containing information as of September 30, 2007 for share ownership in Acuity Brands, Inc. The number shown reflects the calculation of their estimated Zep Inc. holdings after the spin-off.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There is no family relationship between any of our executive officers or directors, and there are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any of them was elected an officer or director, other than arrangements or understandings with our directors or officers acting solely in their capacities as such. Generally, our executive officers will be elected annually and will serve at the pleasure of our board of directors.

The Board has determined that all of its members, except John K. Morgan, the Chairman, President, and Chief Executive Officer and Kenyon W. Murphy, have no material relationship with us, and are therefore independent, based on the listing standards of the New York Stock Exchange, the categorical standards set forth in the Corporation’s Governance Guidelines (available on our website at www.zepinc.com under “Corporate Governance”), and a finding of no other material relationships.

Kenyon W. Murphy serves as a member of the audit committee and compensation committee and does not qualify as an independent director based on the listing standards of the New York Stock Exchange. Rule 303A of the New York Stock Exchange Listing Standards provides that our Audit Committee and our Compensation Committee are not required to become fully independent until twelve months after our listing date, as long as the majority of the members of each committee are independent within ninety days of our listing. Each of our Audit Committee and Compensation Committee plans on utilizing this phase in provision and will become fully independent by October 15, 2008.

Item 14. Principal Accountant Fees and Services

Ernst & Young LLP has been the independent registered public accounting firm of Acuity Brands, Inc. (“Acuity Brands”) auditors since 2002. We did not directly pay any fees to Ernst & Young LLP in either 2007 or 2006. The fees for audit and non-audit services provided by Ernst & Young LLP before our spin-off from Acuity Brands were paid by Acuity Brands. A portion of those fees has been allocated to us based on the principles described in Note 2 to the Notes to Combined Financial Statements. The aggregate fees paid by Acuity Brands to Ernst & Young LLP and allocated to us in 2007 and 2006 were approximately $0.8 million and $0.6 million, respectively, substantially all of which related to audit services.

Ernst & Young LLP were appointed as our independent auditors following our separation from Acuity Brands. The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate our independent registered public accounting firm, to pre-approve the performance of all audit and permitted non-audit services provided to us by its independent registered public accounting firm in accordance with Section 10A of the Exchange Act, and to review with our independent registered public accounting firm their fees and plans for all auditing services. The Audit Committee considered the provision of non-audit services by the independent registered public accounting firm and determined that provision of those services was compatible with maintaining auditor independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

Combined Balance Sheets as of August 31, 2007 and 2006

Combined Statements of Income for the years ended August 31, 2007, 2006, and 2005

Combined Statements of Cash Flows for the years ended August 31, 2007, 2006, and 2005

Combined Statements of Stockholders’ Equity and Comprehensive Income for the years ended
August 31 2007, 2006, and 2005

Notes to Combined Financial Statements

(2)	Financial Statement Schedules:

Schedule II Valuation and Qualifying Accounts

Any of Schedules I through V not listed above have been omitted because they are not applicable or the required information is included in the combined financial statements or notes thereto.

(3)	Exhibits filed with this report (begins on next page):

Copies of exhibits will be furnished to stockholders upon request at a nominal fee.

Requests should be sent to Zep Inc., Investor Relations Department, 1310 Seaboard Industrial Avenue Atlanta, Georgia 30318-2825.

INDEX TO EXHIBITS

EXHIBIT 2	Agreement and Plan of Distribution by and between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

EXHIBIT 3	(a) Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b) Amended and Restated By-Laws of Zep Inc.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

EXHIBIT 4	(a) Form of Certificate representing Zep Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(b) Stockholder Protection Rights Agreement, dated as of October 31, 2007, between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

EXHIBIT 10(i)A	(1) Tax Disaffiliation Agreement, dated as of October 31, 2007, by and between Zep Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(2) Transition Services Agreement, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(3) Agreement and Plan of Distribution, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(4)    5-Year Revolving Credit Agreement, dated as of October 19, 2007 among Zep Inc., the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, JPMorgan Chase Bank, National Association; Bank of America, N.A.; KeyBank National Association; Wachovia Bank, National Association; Regions Bank; and Wells Fargo Bank, N.A.

Filed with the Commission as part of this Form 10-K.

(5)    Credit and Security Agreement dated as of October 19, 2007 among Acuity Enterprise Inc, as Borrower; Acuity Specialty Products, Inc., as Servicer; Variable Funding Capital Company, the Liquidity Banks from time to time party hereto; and Wachovia Bank National Association, as Agent.

Filed with the Commission as part of this Form 10-K.

	(6) Form of Change-in-Control Agreement.	Reference is made to Exhibit 10.7 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(7) Form of Change-in-Control Agreement for Certain Executive Officers.	Reference is made to Exhibit 10.9 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

EXHIBIT 10(iii)A	Management Contracts and Compensatory Arrangements:

	(1) Employee Benefits Agreement, dated as of October 31, 2007.	Reference is made to Exhibit 10.3 of registrant’s Form 8-k as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(2) Zep Inc. Long-Term Incentive Plan.	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(3) Zep Inc. Non-Employee Director Deferred Compensation Plan.	Reference is made to Exhibit 10.5 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(4) Zep Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-Kas filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(5) Form of Indemnification Agreement.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(6) Form of Change-in-Control Agreement.	Reference is made to Exhibit 10.17 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(7) Form of Severance Agreement.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(8) Zep Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit 10.7 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(9) John Morgan Employment Letter.	Reference is made to Exhibit 10.12 of registrant’s Form 10 as filed with the Commission on October 10, 2007, which is incorporated herein by reference.

	(10) Bill Holl Employment Letter.	Reference is made to Exhibit 10.13 of registrant’s Form 10 as filed with the Commission on October 10, 2007, which is incorporated herein by reference.

	(11) Form of Stock Appreciation Rights Agreement for Executive Officers.	Reference is made to Exhibit 10.8 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(12) Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10.9 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(13) Form of Nonqualified Stock Option Agreement for Key Employees.	Reference is made to Exhibit 10.10 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(14) Form of Incentive Stock Option Agreement for Key Employees.	Reference is made to Exhibit 10.11 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(15) Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10.12 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(16) Form of Long-Term Incentive Plan Restricted Stock Award Agreement (without Restrictive Covenants).	Reference is made to Exhibit 10.13 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(17) Form of Long-Term Incentive Plan Restricted Stock Award Agreement (with Restrictive Covenants).	Reference is made to Exhibit 10.14 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(18) Form of Long-Term Incentive Plan Restricted Stock Units Award Agreement.	Reference is made to Exhibit 10.15 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

EXHIBIT 14	Code of Ethics and Business Conduct	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 21	List of Subsidiaries.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 23	Consent of Independent Auditors.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 24	Powers of Attorney.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 31	(a) Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 31	(b) Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 32	(a) Section 1350 Certification, signed by John K. Morgan	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 32	(b) Section 1350 Certification, signed by Mark R. Bachmann	Filed with the Securities and Exchange Commission as part of this Form 10-K.

*	Zep Inc. operated under the name Acuity SpinCo from July 27, 2007 to September 12, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zep Inc.

Date: November 29, 2007	By:	/S/ JOHN K. MORGAN
John K. Morgan Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN K. MORGAN John K. Morgan	Chairman, President, and Chief Executive Officer	November 29, 2007

/S/ MARK R. BACHMANN Mark R. Bachmann	Executive Vice President and Chief Financial Officer	November 29, 2007

* Earnest W. Deavenport, Jr.	Director	November 26, 2007

* Kenyon W. Murphy	Director	November 26, 2007

* Joseph Squicciarino	Director	November 26, 2007

* Sidney J. Nurkin	Director	November 26, 2007

* J. Veronica Biggins	Director	November 26, 2007

*BY: /S/ C. FRANCIS WHITAKER, III C. Francis Whitaker, III	Attorney-in-Fact	November 29, 2007

SCHEDULE II

Zep Inc.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2007, 2006, AND 2005

(in thousands)

	Balance at Beginning of Year	Additions and Reductions Charged to		Deductions	Balance at End of Year
		Costs and Expenses	Other Accounts
Year Ended August 31, 2007:
Reserve for doubtful accounts	$3,788	2,515	3	2,803	$3,503

Reserve for estimated returns and allowances	$783	13,419	—	13,532	$670

Year Ended August 31, 2006:
Reserve for doubtful accounts	$4,050	2,188	11	2,461	$3,788

Reserve for estimated returns and allowances	$548	16,038	—	15,803	$783

Year Ended August 31, 2005:
Reserve for doubtful accounts	$3,796	3,801	27	3,574	$4,050

Reserve for estimated returns and allowances	$360	14,266	—	14,078	$548