Form 10-Q
period 2007-11-30
Zep Inc.
filed 2008-01-10
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33633

Zep Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0783366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1310 Seaboard Industrial Avenue, Atlanta, Georgia	30318-2825
(Address of principal executive offices)	(Zip Code)

(404) 352-1680

(Registrant’s telephone number, including area code)

None

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark  ☒  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock - $0.01 Par Value – 20,864,511 shares as of January 7, 2008.

Zep Inc.

INDEX

		Page No.
PART I. FINANCIAL INFORMATION		3

ITEM 1.	CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS	3

	CONSOLIDATED AND COMBINED BALANCE SHEETS – NOVEMBER 30, 2007 (Unaudited) AND AUGUST 31, 2007	3

	CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (Unaudited) – THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006	4

	CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited) – THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006	5

	CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME – FOR THE YEAR ENDED AUGUST 31, 2007 AND THREE MONTHS ENDED NOVEMBER 30, 2007 (Unaudited)	6

	NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4.	CONTROLS AND PROCEDURES	25

PART II. OTHER INFORMATION		26

ITEM 1.	LEGAL PROCEEDINGS	26

ITEM 1a.	RISK FACTORS	26

ITEM 6.	EXHIBITS	26

SIGNATURES		27

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Zep Inc.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except share and per-share data)

	NOVEMBER 30, 2007	AUGUST 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,764	$9,142
Accounts receivable, less reserve for doubtful accounts of $3,635 at November 30, 2007 and $3,503 at August 31, 2007	91,893	93,102
Inventories	50,243	45,534
Deferred income taxes	6,990	6,283
Prepayments and other current assets	8,764	4,902

Total Current Assets	164,654	158,963

Property, Plant, and Equipment, at cost:
Land	3,295	3,276
Buildings and leasehold improvements	51,726	51,293
Machinery and equipment	79,655	78,329

Total Property, Plant, and Equipment	134,676	132,898
Less - Accumulated depreciation and amortization	82,675	81,215

Property, Plant, and Equipment, net	52,001	51,683

Other Assets:
Goodwill	32,257	31,864
Intangible assets	110	118
Deferred income taxes	6,216	6,725
Other long-term assets	149	120

Total Other Assets	38,732	38,827

Total Assets	$255,387	$249,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$13,618	$296
Accounts payable	33,449	37,279
Accrued compensation	12,804	17,830
Other accrued liabilities	26,636	31,744

Total Current Liabilities	86,507	87,149
Long-Term Debt, less current maturities	59,650	74,704

Deferred Income Taxes	343	413

Self-Insurance Reserves, less current portion	8,533	7,747

Other Long-Term Liabilities	10,030	4,626

Commitments and Contingencies (see Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 20,815,955 issued and outstanding at November 30, 2007	208	—
Acuity Brands, Inc. investment	—	61,518
Paid-in capital	71,762	—
Retained earnings	1,818	—
Accumulated other comprehensive income items	16,536	13,316

Total Stockholders’ Equity	90,324	74,834

Total Liabilities and Stockholders’ Equity	$255,387	$249,473

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED NOVEMBER 30
	2007	2006
Net Sales	$143,576	$136,871
Cost of Products Sold	60,143	58,233

Gross Profit	83,433	78,638
Selling, Distribution, and Administrative Expenses	72,671	73,303
Loss on sale of fixed assets	—	162

Operating Profit	10,762	5,173
Other Expense:
Interest expense, net	1,060	1,191
Miscellaneous (income) expense, net	(81)	76

Total Other Expense	979	1,267

Income before Provision for Income Taxes	9,783	3,906
Provision for Income Taxes	3,503	1,474

Net Income	$6,280	$2,432

Earnings Per Share:
Basic Earnings per Share	$0.30	$0.12

Basic Weighted Average Number of Shares Outstanding	20,811	20,811

Diluted Earnings per Share	$0.30	$0.12

Diluted Weighted Average Number of Shares Outstanding	20,993	20,811

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	THREE MONTHS ENDED NOVEMBER 30
	2007	2006
Cash Provided by (Used for) Operating Activities:
Net income	$6,280	$2,432
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,628	2,269
Loss on the sale or disposal of property, plant, and equipment	—	162
Deferred income taxes	(268)	(1,265)
Change in assets and liabilities, net of effect of acquisitions and divestitures -
Accounts receivable	1,209	3,606
Inventories	(4,709)	(4,818)
Prepayments and other current assets	(3,862)	(2,218)
Accounts payable	(3,830)	(1,572)
Accrued compensation and other current liabilities	(6,349)	(7,970)
Self insurance and other long-term liabilities	2,388	597
Other assets	2,015	(47)

Net Cash Used for Operating Activities	(5,498)	(8,824)

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(1,416)	(1,374)
Proceeds from sale of property, plant, and equipment	72	4
Sale of businesses	41	41

Net Cash Used for Investing Activities	(1,303)	(1,329)

Cash Provided by (Used for) Financing Activities:
Proceeds from revolving credit facility	72,000	—
Payment to Acuity Brands, Inc. upon separation	(62,500)	—
Repayments of borrowings from revolving credit facility	(11,231)	—
Proceeds from issuances of other long-term debt	—	27
Repayments of other long-term debt	—	(27)
Net activity with Acuity Brands, Inc. prior to separation	5,634	9,344

Net Cash Provided by Financing Activities	3,903	9,344

Effect of Exchange Rate Changes on Cash	520	(158)

Net Change in Cash and Cash Equivalents	(2,378)	(967)
Cash and Cash Equivalents at Beginning of Period	9,142	8,128

Cash and Cash Equivalents at End of Period	$6,764	$7,161

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

	Comprehensive Income	Parent’s Equity	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
			Shares	Amount
Balance at August 31, 2007		$61,518	—	—	—	—	$13,316	$74,834

Comprehensive Income:
Net income earned prior to October 31, 2007 spin-off	$4,462	4,462						4,462

Net income earned in November 2007	$1,818					1,818		1,818
Foreign currency translation adjustment	3,220						3,220	3,220

Comprehensive income	$9,500

Net transaction with Acuity Brands, Inc.		5,634						5,634

Consummation of spin-off transaction on October 31, 2007, including distribution of Zep Inc. common stock by Acuity Brands, Inc.		(71,614)	20,816	208	71,406			—

Stock-based compensation					374			374
Tax effect on stock options and restricted stock					(18)			(18)

Balance at November 30, 2007 (unaudited)		$—	20,816	$208	$71,762	$1,818	$16,536	$90,324

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS, DISTRIBUTION, AND BASIS OF PRESENTATION

Description of the Business and Distribution

Zep Inc. (“Zep” or the “Company”) is a producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. Zep’s product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor care, sanitizers, and pest and weed control products. Utilizing a base of more than 2,300 unique formulations, Zep sells over 12,000 products through its salaried and commissioned direct sales force, operates six plants, and serves approximately 350,000 customers through a network of distribution centers and warehouses.

The spin-off of Zep by Acuity Brands, Inc. (“Acuity Brands”) became effective on October 31, 2007 through a distribution of 100% of the common stock of Zep to Acuity Brands’ stockholders (the “Distribution”). The stock dividend of one share of Zep common stock for every two shares of Acuity Brands common stock was distributed on a pro rata basis to holders of record of Acuity Brands common stock at the close of business on October 17, 2007, which was the record date for the Distribution. No fractional shares of Zep common stock were distributed. Instead of fractional shares, Zep stockholders received cash. Following the Distribution, Acuity Brands does not own any shares of Zep as the spin-off rendered Zep an independent public company. In conjunction with the separation of their businesses, Zep and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the Agreement of Plan of Distribution, which we refer to as the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement. The Internal Revenue Service has issued a private letter ruling supporting the spin-off’s tax-free status, and Zep continues to conduct its operations in a manner that is compliant with the conditions set forth by that ruling. Zep and Acuity Brands have also received an opinion from their external counsel supporting the spin-off’s tax-free status. The stock of Zep is listed on the New York Stock Exchange under the ticker symbol “ZEP”.

Basis of Presentation

The financial statements for the periods presented prior to the Distribution date of October 31, 2007 are presented on a combined basis and represent those entities that were ultimately transferred to us as part of the spin-off. Prior to the spin-off, certain functions including treasury, tax, executive and employee benefits, financial reporting, risk management, legal, corporate secretary and investor relations were historically managed by the corporate division of Acuity Brands on behalf of its subsidiaries. The assets, liabilities, and expenses related to the support of these centralized corporate functions have been allocated to us on a specific identification basis to the extent possible. Otherwise, allocations related to these services were primarily based upon an estimate of the proportion of corporate amounts applicable to us given our contribution to our consolidated parent company’s revenues and employee base. Allocation ratios derived from these contribution factors are similar in amount and remained consistent throughout the historical periods presented. Examples of expenses that were allocated in accordance with these proportional estimates include charges related to accounting and legal services undertaken to ensure the consolidated parent company’s compliance with various regulatory requirements as well as the salaries of certain corporate officers and employees. In the opinion of management, the assumptions and allocations have been made on a reasonable and appropriate basis under the circumstances. Management believes that amounts allocated to Zep reflect a reasonable representation of the types of costs that would have been incurred if we had performed these functions as a stand-alone company. However, as estimation is inherent within the aforementioned allocation process, these combined financial statements do not include all of the actual amounts that would have been incurred had we been a stand-alone entity during the periods presented. The financial statements in this Form 10-Q for periods ending on or after the Distribution date of October 31, 2007 are presented on a consolidated basis and include the accounts of Zep and its majority-owned subsidiaries.

The unaudited interim Consolidated and Combined Financial Statements included herein have been prepared by us in accordance with U.S. generally accepted accounting principles and present our financial position, results of operations, and cash flows. These consolidated and combined financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated and combined results for the interim periods presented. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited combined financial statements as of and for the three years ended August 31,

2007 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2007 (File No. 001- 33633).

The results of operations for the three months ended November 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year and because of the continued uncertainty of general economic conditions impacting the key end markets in which we participate.

2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in Fiscal 2008

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. We adopted FIN 48 effective September 1, 2007. Federal and state income tax liabilities relating to periods prior to the spin-off remain the responsibility of Acuity Brands pursuant to the tax disaffiliation agreement, and, therefore, the adoption of this pronouncement had a de minimus impact on our results from operations and financial position during the three months ended November 30, 2007.

Accounting Standards Yet to be Adopted

In December 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No.141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is therefore effective for us beginning in fiscal year 2010. We are currently evaluating the impact of adopting SFAS 141(R) on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and is therefore effective for us beginning in fiscal year 2009. We are currently evaluating the impact that this guidance will have on our results of operations and financial position.

3. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	November 30, 2007	August 31, 2007
Raw materials and supplies	$13,284	$13,277
Work in process	178	178
Finished goods	38,663	33,831

	52,125	47,286
Less: Reserves	(1,882)	(1,752)

	$50,243	$45,534

4. GOODWILL AND INTANGIBLE ASSETS

Of the $32.3 million in goodwill reflected as of November 30, 2007 on the Consolidated and Combined Balance Sheets, approximately $21.0 million is attributable to the fiscal 1997 acquisition of Enforcer Products, Inc. (“Enforcer”). The Enforcer brand provides retail plumbing and pest and weed control products sold through home improvement retailers. The remainder of the goodwill resulted from several smaller acquisitions. We test goodwill for impairment on an annual basis in the fiscal fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of the reporting unit, Zep, with its carrying value, including goodwill. The fair value of Zep is determined based on a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the calculated fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. This analysis did not result in an impairment charge during fiscal years 2007, 2006, or 2005.

Our intangible assets subject to amortization primarily include the trademarks, patents, and formulations acquired through the purchase of Enforcer. The Company amortizes trademarks associated with specific products with finite lives over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years. The Company recorded amortization expense of less than $0.1 million related to intangible assets with finite lives during fiscal years 2007 and 2006, and in each of the next five years amortization expense is projected to remain consistent with that reported during those previous fiscal years. No adjustments have been made during the three months ended November 30, 2007 to intangible assets related to trademarks, patents, and formulations other than normal accumulated amortization.

5. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Borrowings Preceding the Spin-Off

The debt levels and associated interest costs reflected within the historical combined financial statements prior to the Distribution date of October 31, 2007 (the “Distribution Date”) reflect assumptions regarding prospective debt issuances based upon our anticipated financial condition on or about the time of the spin-off. Debt in the amount of $75.0 million was assumed to have been outstanding during all periods preceding the Distribution Date. Accordingly, Zep has reflected the interest expense associated with these borrowings within our historical results of operations as though $75.0 million in total borrowings had been outstanding during all periods presented therein.

Borrowings Following the Spin-Off

On October 19, 2007 we executed a new receivables facility and a new revolving credit facility in anticipation of the spin-off, and the significant terms of each of those facilities are discussed below. We drew $62.5 million from that revolving credit facility on October 31, 2007, and these proceeds were immediately distributed to Acuity Brands. Additionally, we assumed a $7.2 million industrial revenue bond due in 2018 as well as approximately $0.3 million of other debt following the spin-off. Further detail regarding each of these debt instruments including amounts outstanding under each as of November 30, 2007 is provided below.

Revolving Credit Facility

On October 19, 2007, we entered into a new $100 million unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on October 19, 2012. The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”). These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, inaccurate or false representations or warranties, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. We were in compliance with all related financial covenants at November 30, 2007.

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

As of November 30, 2007, borrowings under the Revolving Credit Facility totaled $65.8 million. Of that total outstanding amount, we have classified $13.3 million within Current maturities of long-term debt on our Consolidated and Combined Balance Sheets reflecting our intention to settle that amount during fiscal year 2008. The remaining $52.5 million is classified within Long-term debt, less current maturities. The base interest rate associated with borrowings made under the Revolving Credit Facility subsequent to the spin-off approximated 4.7%. As of November 30, 2007 we had additional borrowing capacity under the Revolving Credit Facility of $31.9 million, which represents the full amount of the Revolving Credit Facility less the aforementioned borrowings as well as the outstanding letters of credit of $2.3 million that were issued under the Revolving Credit Facility and discussed below.

Receivables Facility

On October 19, 2007, we entered into a Credit and Security Agreement (“Receivables Facility”) that allows us to borrow, on an ongoing basis, up to $40 million secured by undivided interests in a defined pool of trade accounts receivable of the Company. Interest rates under the Receivables Facility vary with asset-backed commercial paper rates plus an applicable margin of 0.325%. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $36.5 million at November 30, 2007, and there were no outstanding borrowings under the Receivables Facility as of that date. The Receivables Facility contains customary reporting and compliance covenants as well as a cross-default provision whereby we would be in default should an occurrence of a default or an event of a default result under any other financing arrangement where we are a debtor or an obligor to debt in excess of $25 million. We were in compliance with all related financial covenants at November 30, 2007.

Industrial Revenue Bonds

The industrial revenue bonds due 2018 were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in that city. We are required to make principal and interest payments on the bonds. We will fulfill these requirements by making interest payments on a quarterly basis, and by settling the associated principal obligation in 2018 upon maturity. The payment of principal and interest on the bonds is secured by an irrevocable letter of credit issued by Wachovia Bank, National Association. The bonds currently bear interest at a weekly rate. The average interest rate during the three months ended November 30, 2007 was 3.7%, and was 3.6% as of November 30, 2006. Pursuant to certain cross-default provisions relating to our industrial revenue bonds, a breach of financial covenants set forth in our Revolving Credit Facility Agreement constituting an event of default under that Agreement would also constitute an event of default under our industrial revenue bonds.

Letters of Credit

Subsequent to August 31, 2007 and in connection with the spin-off, we issued outstanding letters of credit totaling $9.8 million primarily for the purpose of securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bonds. At November 30, 2007, a total of $2.3 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

Interest expense, net, is composed primarily of interest expense on long-term debt, revolving credit facility borrowings, and short-term borrowings, partially offset by interest income on cash and cash equivalents. As discussed above, outstanding debt in the amount of $75.0 million has been assumed to have been outstanding in all periods preceding the Distribution Date. Accordingly, we have reflected interest expense associated with these assumed borrowings within the Consolidated and Combined Statements of Income as though the $75.0 million in total borrowings had been outstanding during all periods presented therein. Net interest expense for the remainder of the first quarter ended November 30, 2007 was calculated based on actual borrowings made in connection with the spin-off.

The following table summarizes the components of interest expense, net:

	Three Months Ended November 30
	2007	2006
Interest expense	$1,075	$1,255
Interest income	(15)	(64)

Interest expense, net	$1,060	$1,191

6. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various legal claims arising in the normal course of business. We, as part of programs entered into by Acuity Brands, are self-insured up to specified limits for certain types of claims, including product liability, and we are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement as part of the distribution agreement with Acuity Brands. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the results of operations, financial position, or cash flows of Zep. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on results of operations, financial position, or cash flows of the Company in future periods. Zep establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

Environmental Matters

Our operations are subject to federal, state, local, and foreign laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes, as well as to the remediation of contaminated sites. Permits and environmental controls are required for certain of our operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. We will incur capital and operating costs relating to environmental compliance on an ongoing basis. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial. While we believe that we are currently in substantial compliance with all applicable environmental laws and regulations, there can be no assurance that we will not incur significant costs to remediate violations of such laws and regulations, particularly in connection with acquisitions of existing operating facilities, or to comply with changes in, or stricter or different interpretations of, existing laws and regulations. Such costs could have a material adverse effect on our results of operations.

In June 2007, we reached a final resolution of the investigation by the United States Department of Justice (DOJ) of certain environmental issues at our primary manufacturing facility, located in Atlanta, Georgia. In connection with this resolution we are subject to a three-year probation period that incorporates a compliance agreement with the United States Environmental Protection Agency (EPA). Under the compliance agreement, we will be required to maintain an enhanced compliance program. The resolution of this matter is not expected to lead to a material loss of business, any disruption of production, or materially higher operating costs. However, in the event of our material breach of the compliance agreement, those consequences could occur.

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

Guarantees and Indemnities

As further discussed in Note 1 of the Notes to Consolidated and Combined Financial Statements, in conjunction with the separation of their businesses, Zep and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement. Included in these agreements are certain general indemnifications granted by Zep to Acuity Brands, and by Acuity Brands to Zep, as well as specific limited tax liability indemnifications in the event that the Distribution is deemed to be taxable, or if any of the internal reorganization steps taken to effect the Distribution are not deemed to have been made on a tax-free basis. The Internal Revenue Service has issued a private letter ruling supporting the spin-off’s tax-free status, and Zep continues to conduct its operations in a manner that is compliant with the conditions set forth by that ruling. Further, Zep and Acuity Brands have received an opinion from their external counsel supporting the spin-off’s tax-free status. We believe the probability that the Distribution will be deemed taxable to be remote, and the estimated fair value to be de minimus. Therefore, we have not recorded any related amounts in our Consolidated and Combined Financial Statements.

Pursuant to the distribution agreement, we remitted to Acuity Brands substantially all of our domestic available cash on hand via ordinary course intracompany transfers until the distribution date. Therefore, approximately $5 million of the total $70.0 million of debt refinanced in connection with the spin-off will be utilized to service near term working capital needs. Additionally, the distribution agreement stipulated that, after the spin-off, we would true-up the cash settlement between Acuity Brands and us based on the combined result of our better than expected cash flow during fiscal year 2007, plus or minus the actual cash flow during the period from September 1, 2007 until the distribution date (less any cash held by us on the distribution date). While the cash settlement stipulated in the distribution agreement has not been finalized as of January 10, 2008, we expect to receive, at a minimum, approximately $4.0 million from Acuity Brands in connection with this true-up provision. Accordingly, a $4.0 million receivable has been reflected within Prepayments and other current assets and Paid-in capital on our Consolidated and Combined Balance Sheets as of November 30, 2007. Adherence to the remaining terms outlined in the aforementioned agreements is not expected to materially impact our operating results or financial position.

7. SPECIAL CHARGE

On February 22, 2005, Acuity Brands announced certain actions to accelerate its efforts to streamline and improve the effectiveness of its operations. As part of this program, Zep recorded a pretax charge of $4.5 million during fiscal year 2005 to reflect the costs associated with the elimination of approximately 70 salaried positions worldwide. This streamlining effort included facility consolidations and process improvement initiatives. The related charges included severance and related employee benefits. The changes in the special charge reserve (included in Accrued compensation on the Consolidated and Combined Balance Sheets) during the quarter ended November 30, 2007 are summarized as follows:

Balance as of August 31, 2007	$812
Restructuring liabilities assumed by Acuity Brands upon Distribution	(455)

Balance as of November 30, 2007	$357

8. EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested.

On October 31, 2007, the separation from Acuity Brands was completed in a tax-free distribution to its stockholders of one share of our common stock for every two shares of Acuity Brands’ common stock held as of the record date. Prior to this date, all outstanding shares of Zep were owned by Acuity Brands. Accordingly, for periods prior to October 31, 2007, basic and diluted earnings per share have been computed using the number of shares of Zep common stock outstanding on October 31, 2007, the date on which the Zep common stock was distributed by Acuity Brands to its stockholders.

The following table calculates basic and diluted earnings per common share for the three months ended November 30, 2007 and 2006:

	Three Months Ended November 30
	2007	2006
Basic earnings per share:
Net income	$6,280	$2,432
Basic weighted average shares outstanding	20,811	20,811

Basic earnings per share	$0.30	$0.12

Diluted earnings per share:
Net income	$6,280	$2,432
Basic weighted average shares outstanding	20,811	20,811
Common stock equivalents (stock options and restricted stock)	182	—

Diluted weighted average shares outstanding	20,993	20,811

Diluted earnings per share	$0.30	$0.12

9. SHARE-BASED PAYMENTS

On September 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for share-based payment awards. The compensation expense related to our share-based awards was $0.9 million and $0.8 million for the three months ended November 30, 2007 and 2006, respectively.

Prior to the October 31, 2007 spin-off, Zep participated in Acuity Brands’ long-term incentive programs that provided qualified and non-qualified equity awards to officers and employees of Acuity Brands and its wholly owned subsidiaries. In connection with the spin-off, we established the Zep Inc. Long-Term Incentive Plan (“Zep LTIP”). The purposes of the Zep LTIP are to provide additional incentives to our officers, key executives and directors whose substantial contributions are essential to our continued success. To accomplish these purposes, the Zep LTIP provides that the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to key personnel and directors. A total of 4.3 million shares of Zep’s common stock have been reserved for issuance under the Zep LTIP. Generally, stock options awarded pursuant to the Zep LTIP will be issued with exercise prices equal to the fair market value of our common stock on the date of the grant, will vest proportionately over a four-year period, and will be exercisable for ten years from the grant date. Compensation expense related to these option grants will be recognized over the requisite service period. Restricted shares of Zep’s common stock awarded under the Zep LTIP will generally vest proportionally over a four-year period. The fair value of restricted stock awards will be measured based on their date of grant fair market value, and the related compensation expense will be recognized over a requisite service period equal to the award’s vesting period.

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

At the time of the spin-off, Acuity Brands stock options held by Zep’s current employees (but not former employees) were generally converted to, and replaced by, Zep stock options in accordance with a conversion ratio such that the intrinsic value of the underlying awards remained unaffected by the spin-off. Also, Acuity Brands stock options held by current and former Acuity Brands employees and former Zep employees were adjusted with regard to the exercise price of and number of Acuity Brands shares underlying the Acuity Brands stock options to maintain the intrinsic value of the options, pursuant to the applicable Acuity Brands long-term incentive plan. Options subjected to this conversion totaled 0.4 million. The exercise prices associated with converted options ranged from $4.62 to $10.71.

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

10. STOCKHOLDER PROTECTION RIGHTS AGREEMENT

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated and Combined Financial Statements and related notes thereto. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Zep for the quarters ended November 30, 2007 and 2006. For a more complete understanding of this discussion, please read the Notes to Consolidated and Combined Financial Statements included in this report. Also, please refer to our Annual Report on Form 10-K for the fiscal year ended August 31, 2007, filed with the Securities and Exchange Commission on November 29, 2007, for additional information regarding us including the audited combined financial statements of Zep Inc. as of and for the three years ended August 31, 2007 and the related notes thereto.

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

The Separation of Zep Inc. from Acuity Brands, Inc.

The spin-off of Zep Inc. (“Zep”) by Acuity Brands, Inc. (“Acuity Brands”) became effective on October 31, 2007 through a distribution of 100% of the common stock of Zep to Acuity Brands’ stockholders (the “Distribution”). The stock dividend of one share of Zep common stock for every two shares of Acuity Brands common stock was distributed on a pro rata basis to holders of record of Acuity Brands common stock at the close of business on October 17, 2007, which was the record date for the Distribution. No fractional shares of Zep common stock were distributed. Instead of fractional shares, Zep stockholders received cash. Following the Distribution, Acuity Brands does not own any shares of Zep as the spin-off rendered Zep an independent public company. In conjunction with the separation of their businesses, Zep Inc. and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the Agreement of Plan of Distribution, which we refer to as the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement. The Internal Revenue Service has issued a private letter ruling supporting the spin-off’s tax-free status, and Zep continues to conduct its operations in a manner that is compliant with the conditions set forth by that ruling. Zep and Acuity Brands have also received an opinion from their external counsel supporting the spin-off’s tax-free status. The stock of Zep Inc. is listed on the New York Stock Exchange under the ticker symbol “ZEP”.

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

On October 19, 2007, we executed two debt facilities that were utilized to finance the $62.5 million dividend payment made to Acuity Brands on October 31, 2007. Further detail regarding these debt instruments is provided in the Capitalization section below as well as in the Notes to Consolidated and Combined Financial Statements.

In conjunction with the separation of their businesses, Zep Inc. and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement. Pursuant to the distribution agreement, we remitted to Acuity Brands substantially all of our domestic available cash on hand via ordinary course intracompany transfers until the distribution date. Therefore, approximately $5 million of the total $70.0 million of debt refinanced in connection with the spin-off will be utilized to service near term working capital needs. Additionally, the distribution agreement stipulated that, after the spin-off, we would true-up the cash settlement between Acuity Brands and us based on the combined result of our better than expected cash flow during fiscal year 2007, plus or minus the actual cash flow during the period from September 1, 2007 until the distribution date (less any cash held by us on the distribution date). While the cash settlement stipulated in the distribution agreement has not been finalized as of January 10, 2008, we expect to receive, at a minimum, approximately $4.0 million from Acuity Brands in connection with this true-up provision. Accordingly, a $4.0 million receivable has been reflected within Prepayments and other current assets and Paid-in capital on our Consolidated and Combined Balance Sheets as of November 30, 2007. Adherence to the remaining terms outlined in the aforementioned agreements is not expected to materially impact our operating results or financial position.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Historically, after these obligations were met, any excess domestic as well as periodic repatriation of certain foreign cash balances have been remitted to Acuity Brands.

The Company’s operating activities consumed a net $5.5 million during the first three months of fiscal 2008 compared with $8.8 million used in the prior-year period. Cash flow used in operating activities improved $3.3 million due primarily to increased net income and lower cash payments made under incentive compensation programs partially offset by increased uses of working capital.

Operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) increased by approximately $7.3 million to $108.7 million at November 30, 2007 from $101.4 million at August 31, 2007. The increase in operating working capital was due to increased inventory as a result of replenishing our stock position and decreased accounts payable due to the timing of payments to suppliers.

Management believes that investing in assets and programs that will over time increase the overall return on our invested capital is a key factor in driving stockholder value. We invested $1.4 million in the first three months of fiscal 2007 and 2006, respectively, primarily for machinery, equipment, and information technology. We expect to invest approximately $10.0 million to $12.0 million in fiscal 2008 for machinery, equipment, and information technology to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities.

Capitalization

Borrowings Preceding the Spin-Off

The debt levels and associated interest costs reflected within the historical combined financial statements prior to the Distribution date of October 31, 2007 (the “Distribution Date”) reflect assumptions regarding prospective debt issuances based upon our anticipated financial condition on or about the time of the spin-off. Debt in the amount of $75.0 million was assumed to have been outstanding during all periods preceding the Distribution Date. Accordingly, Zep has reflected the interest expense associated with these borrowings within its historical results of operations as though $75.0 million in total borrowings had been outstanding during all periods presented therein.

Borrowings Following the Spin-Off

On October 19, 2007 we executed a new receivables facility and a new revolving credit facility in anticipation of the spin-off, and the significant terms of each of those facilities are discussed below. We drew $62.5 million from that revolving credit facility on October 31, 2007, and these proceeds were immediately distributed to Acuity Brands. Additionally, we assumed a $7.2 million industrial revenue bond due in 2018 as well as approximately $0.3 million of other debt following the spin-off. Further detail regarding each of these debt instruments including amounts outstanding under each as of November 30, 2007 is provided below.

Revolving Credit Facility

On October 19, 2007, we entered into a new $100 million unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on October 19, 2012. The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense) as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”). These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, inaccurate or false representations or warranties, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. We were in compliance with all related financial covenants at November 30, 2007.

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

As of November 30, 2007, borrowings under the Revolving Credit Facility totaled $65.8 million. Of that total outstanding amount, we have classified $13.3 million within Current maturities of long-term debt on our Consolidated and Combined Balance Sheets reflecting our intention to settle that amount during fiscal year 2008. The remaining $52.5 million is classified within Long-term debt, less current maturities. The base interest rate associated with borrowings made under the Revolving Credit Facility subsequent to the spin-off approximated 4.7%. As of November 30, 2007 we had additional borrowing capacity under the Revolving Credit Facility of $31.9 million, which represents the full amount of the Revolving Credit Facility less the aforementioned borrowings as well as the outstanding letters of credit of $2.3 million that were issued under the Revolving Credit Facility and discussed below.

Receivables Facility

On October 19, 2007, we entered into a Credit and Security Agreement (“Receivables Facility”) that allows us to borrow, on an ongoing basis, up to $40 million secured by undivided interests in a defined pool of trade accounts receivable of the Company. Interest rates under the Receivables Facility vary with asset-backed commercial paper rates plus an applicable margin of 0.325%. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $36.5 million at November 30, 2007, and there were no outstanding borrowings under the Receivables Facility as of that date. The Receivables Facility contains customary reporting and compliance covenants as well as a cross-default provision whereby we would be in default should an occurrence of a default or an event of a default result under any other financing arrangement where we are a debtor or an obligor to debt in excess of $25 million. We were in compliance with all related financial covenants at November 30, 2007.

Industrial Revenue Bonds

The industrial revenue bonds due 2018 were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in that city. We are obligated to make principal and interest payments on the bonds. We will fulfill these requirements by making interest payments on a quarterly basis, and by settling the associated principal obligation in 2018 upon maturity. The payment of principal and interest on the bonds is secured by an irrevocable letter of credit issued by Wachovia Bank, National Association. The bonds currently bear interest at a weekly rate. The average interest rate during the three months ended November 30, 2007 was 3.7%, and was 3.6% as of November 30, 2006. Pursuant to certain cross-default provisions relating to our industrial revenue bonds, a breach of financial covenants set forth in our Revolving Credit Facility Agreement constituting an event of default under that Agreement would also constitute an event of default under our industrial revenue bonds.

Letters of Credit

Subsequent to August 31, 2007 and in connection with the spin-off, we issued outstanding letters of credit totaling $9.8 million primarily for the purpose of securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bonds. At November 30, 2007, a total of $2.3 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

Dividends

We expect to pay a regular quarterly dividend at an initial annual rate of $0.16 per share. Our ability to fund a regular quarterly dividend is impacted by our financial results and the availability of surplus funds. Delaware law prohibits the payment of dividends or otherwise distributing funds to our stockholders absent a legally available surplus. Our ability to generate positive cash flows from operating activities directly affects our ability to make dividend payments. Also, restrictions under the instruments governing our indebtedness could impair our ability to make such payments. Effective as of the date of the spin-off, payments on our indebtedness and the quarterly dividend are expected to account for the majority of our financing activities.

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

Results of Operations

First Quarter of Fiscal 2008 Compared with First Quarter of Fiscal 2007

The following table sets forth information comparing the components of net income for the three months ended
November 30, 2007 with the three months ended November 30, 2006:

	Three Months Ended November 30,		Percent Change
(Dollars in millions)	2007	2006
Net Sales	$143.6	$136.9	4.9%
Gross Profit	83.4	78.6	6.1%
Percent of net sales	58.1%	57.5%
Operating Profit	10.8	5.2	108.0%
Percent of net sales	7.5%	3.8%
Income before Provision for Taxes	9.8	3.9	150.5%
Percent of net sales	6.8%	2.9%
Net Income	$6.3	$2.4	158.2%

Net Sales

Net sales were $143.6 million in the first quarter of fiscal 2008 compared with $136.9 million in the year-ago period, representing an increase of $6.7 million or 4.9%. The increase in net sales was due primarily to the favorable effect of foreign currency translation on international sales as well as to higher selling prices captured in our U.S. markets. Foreign currency fluctuation and higher selling prices favorably impacted net sales in the first three months of fiscal 2008 by approximately $3.8 million and $2.9 million, respectively. Overall unit volume remained consistent with that of the year-ago period as greater shipments to home improvement retail channel customers and our international markets totaling $1.5 million were offset by volume declines in our domestic commercial, industrial, and institutional end-market. Volume within this end-market was affected by our separation from certain lower margin business.

Sales in the third and fourth quarter of our fiscal year have historically outpaced those generated in the first six months of the fiscal year due to the seasonal nature of our business. Also, second quarter net sales are typically adversely impacted by inventory rebalancing efforts that have historically been undertaken by certain of our retail customers towards the end of those customers’ fiscal years.

Gross Profit

	Three Months Ended November 30,		Increase (Decrease)	Percent Change
(Dollars in millions)	2007	2006
Net Sales	$143.6	$136.9	$6.7	4.9%
Cost of Products Sold	60.1	58.2	1.9	3.3%
Percent of net sales	41.9%	42.5%
Gross Profit	$83.4	$78.6	$4.8	6.1%
Percent of net sales	58.1%	57.5%

Gross profit increased $4.8 million, or 6.1% to $83.4 million in the first quarter of fiscal 2008 compared with $78.6 million in the year-ago period. Gross profit margin of 58.1% in the first quarter of fiscal 2008 improved 60 basis points from that of the first quarter in the prior fiscal year. Improvement in gross profit was driven primarily by the favorable impact of pricing that contributed to improved net sales. Also, the rate of raw materials cost increases experienced during the past several years began decelerating during fiscal 2007, and this pattern continued into the first quarter of fiscal 2008. However, due to recent unfavorable trends affecting the cost of our raw materials, including the increasing costs of energy-related commodities, we have initiated future pricing actions on selected products to offset continued increases in our raw materials costs. Manufacturing related costs in the first three months of fiscal 2008 remained consistent with those incurred during the comparative year-ago period.

Operating Profit

	Three Months Ended November 30,		Increase (Decrease)	Percent Change
(Dollars in millions)	2007	2006
Gross Profit	$83.4	$78.6	$4.8	6.1%
Percent of net sales	58.1%	57.5%
Selling, Distribution, and Administrative Expenses	72.7	73.3	(0.6)	(0.9)%
Loss on sale of fixed assets	—	0.2	(0.2)	(100.0)%
Operating Profit	$10.8	$5.2	$5.6	108.0%
Percent of net sales	7.5%	3.8%

Operating profit increased $5.6 million, or 108.0%, in the first quarter of fiscal 2008 to $10.8 million from $5.2 million reported in the first quarter of fiscal 2007. Operating profit margins were 7.5% in the first quarter of fiscal 2008 compared with 3.8% in the comparative year-ago period. In addition to the favorable impact from improved gross profit and gross profit margin discussed above, we reduced selling, distribution, and administrative expenses (“SD&A”) by an aggregate $0.6 million during the first quarter of fiscal 2008. We incurred approximately $1.3 million less in expenses due to the disciplined control of certain sales related expenses. Also, reduced costs resulting from the prior year settlement of certain environmental legal contingencies contributed $0.3 million to the reduction in overall SD&A. The aggregate benefit of these actions was partially offset by an increase in costs associated with merit-based wage increases.

Operating results for both first quarter fiscal 2008 and 2007 reflect an allocation of costs associated with those functions that were historically managed by our parent on our behalf prior to the spin-off. These functions include treasury, tax, executive and employee benefits, financial reporting, risk management, legal, corporate secretary and investor relations. Also included in these costs were expenses associated with our equity award programs designed to incent and reward positive performance of our employees. The cost of these functions approximated $2.0 million during each of the periods presented within our Consolidated and Combined Statements of Income, and, therefore, did not meaningfully impact our operating results on a comparative basis. Management believes that amounts allocated to Zep reflect a reasonable representation of the types of costs that would have been incurred if we had performed these functions as a stand-alone company. However, our combined financial statements do not include all of the actual amounts that would have been incurred had we been a stand-alone entity during the periods presented, and we anticipate that certain costs incurred on a post-spin basis could range higher than were experienced on a pre-spin basis due to the loss of synergies previously associated with being a subsidiary of a larger holding-company entity.

Income before Provision for Taxes

	Three Months Ended November 30,		Increase (Decrease)	Percent Change
(Dollars in millions)	2007	2006
Operating Profit	$10.8	$5.2	$5.6	108.0%
Percent of net sales	7.5%	3.8%
Other Expense (Income)
Interest Expense, net	1.1	1.2	(0.1)	(11.0)%
Miscellaneous (Income) Expense	(0.1)	0.1	(0.2)	(206.6)%
Total Other Expense	1.0	1.3	(0.3)	(22.7)%
Income before Provision for Taxes	$9.8	$3.9	$5.9	150.5%
Percent of net sales	6.8%	2.9%

Other expense remained consistent with that of the prior year period and is composed primarily of interest expense incurred as a result of our outstanding debt obligations. Interest expense, net, was $1.1 million and $1.2 million during the first quarters of fiscal years 2008 and 2007, respectively.

Provision for Taxes and Net Income

	Three Months Ended November 30,		Increase (Decrease)	Percent Change
(Dollars in millions)	2007	2006
Income before Provision for Income Taxes	$9.8	$3.9	$5.9	150.5%
Percent of net sales	6.8%	2.9%
Provision for Income Taxes	3.5	1.5	2.0	137.7%
Effective tax rate	35.8%	37.7%
Net Income	$6.3	$2.4	$3.8	158.2%

Net income for the first quarter of fiscal 2008 increased $3.8 million, or 158.2%, to $6.3 million from $2.4 million reported in the first quarter of fiscal 2007. The increase in net income resulted primarily from the increase in operating profit noted above as well as a decrease in our effective tax rate.

The effective tax rate for the first quarter of fiscal 2008 was 35.8%, compared with 37.7% in the year-ago period. As previously disclosed, the fiscal 2007 tax rate was adversely affected by the non-deductible fine that was paid in fiscal 2007 to resolve an environmental legal contingency. Our effective tax rate is anticipated to approximate 37% going forward.

Outlook and Strategy

Previously, as a wholly-owned subsidiary of a public company, Zep’s role was that of a cash generating, low risk and relatively slow growth entity. Now that we are a stand-alone business, however, Zep’s focus and mission have dramatically changed. The Company is now positioned to transform itself into a dynamic, market-driven enterprise that not only delivers superior products and customer service, but that also continuously strengthens its top and bottom line financial performance.

We are led by an experienced executive management team having extensive business development, transformation and growth expertise. Drawing upon this knowledge, we devised a strategic plan that we expect will produce near and long-term results and support strong financial growth — particularly in sales, margins and return on invested capital — producing significant shareholder value.

Our strategy has several levers to increase profitability and cash flows. Over the coming quarters, we intend to improve margins and working capital turns through the use of Lean methodologies and demand shaping activities. Lean focuses on eliminating waste from all processes and improving customer service. Demand shaping concentrates on reducing the complexity of our product and customer portfolio and, subsequently, dedicating valuable resources only to our more important and profitable products and customers.

During fiscal year 2008, we intend to initiate our North American Manufacturing and Distribution Strategy (NAMADS) that will deploy regional manufacturing plants to proximities closer to our customers, evaluate competitive outsourcing further, and realign our current inventory stocking locations. We anticipate these efforts will increase profitability.

Efforts are underway to continue growing our business in the industrial and institutional cleaning and maintenance chemicals market by focusing on new product vitality, expansion of existing channels and the leveraging of the Zep Sales & Service organization.

We anticipate that significant revenue growth can be achieved as we execute on our long-term strategy of entering and penetrating the $6.4 billion industrial distribution channel. These efforts, we anticipate, could produce 10-15% of total Company revenues within three years. We plan to accomplish growth into these channels organically and through targeted acquisitions.

Long-Term Financial Objectives

We are focused on creating a stronger, more effective organization capable of generating sustainable stockholder value. To this end, we have established the following long-term financial objectives:

•

Revenue growth in excess of market growth rates on an annualized basis, which in the United States has approximated Gross Domestic Product, in the past. We plan on realizing these results without any benefits gained through significant acquisitions.

•	Annualized EBIT margin improvement of 50 basis points per year;

•	Earnings per share increases of 11 – 13% per year; and

•	Returns on invested capital of greater than 15%.

While these long-term financial objectives are expressed in terms of annualized improvement, we are in the beginning stages of implementing our three-pronged strategic plan. We consider fiscal 2008 a transformational year that is focused on the execution of our long-term strategies and the positioning of the Company for future profitable growth. Initially, we anticipate inconsistent results as we undertake various restructuring initiatives. While the cost of this restructuring effort is undetermined at this time, related expenses could range to $8 million.

Challenges exist that must be addressed and managed in order to accomplish our key strategic initiatives, including the continuing rapid increase of commodity costs which may require us to raise prices more frequently; that historically has had a negative impact on unit volumes. We will continue to monitor economic variables such as costs for energy and raw materials, potential economic repercussions that could result from instability caused by worldwide political events, and the potential for changes in competition, including pricing. In addition, we are faced with execution risk around accomplishing our key strategic initiatives.

Notwithstanding these challenges, we believe that we are a dynamic company that is poised for sustainable profitable growth and we have the management team in place to guide that growth. Our five-year plan will be implemented with aggressive, but focused direction, careful deliberation and skill, and we intend to make meaningful progress in the execution of our strategic initiatives in the coming year.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated and Combined Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to: inventory valuation; share-based compensation expense, depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with Zep’s Audit Committee. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to our Form 10-K for the year ended August 31, 2007 filed with the Securities and Exchange Commission on November 29, 2007.

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

Examples of forward-looking statements made in this report include, without limitation, statements made relating to: (a) our belief that the probability the Distribution will be deemed a taxable event is remote; (b) our expectations regarding liquidity based on cash on hand, availability under existing financing arrangements, and current projections of net cash provided by operating activities; (c) our expectation that during fiscal year 2008 we will invest approximately $10.0 million to $12.0 million for machinery, equipment, and information technology, and our belief that these investments will improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities during fiscal year 2008; (d) the Company’s belief that it is positioned to transform itself into a dynamic, market-driven enterprise that is poised for sustainable profitable growth now that it is conducting operations as a stand-alone business; (e) the expectation that our strategic plan will produce near and long-term results supporting strong financial growth; (f) the intention to initiate our North American Manufacturing and Distribution Strategy during fiscal 2008 as well as the benefits that may result from the initiation of this strategy; (g) any anticipated benefits from demand shaping efforts and the impact on products or customers; (h) any anticipated effects that entrance into the $6.4 billion industrial distribution channel might have on our revenues over the coming years; (i) the plan to accomplish growth in the industrial distribution channel through both organic growth and targeted acquisitions; (j) our view that fiscal 2008 is a transformational year and our anticipation that initial operating results will be inconsistent as we progress towards attaining our long-term financial objectives; (k) estimates of the cost of the above mentioned restructuring initiatives; and (l) the expectation that our five year plan will be implemented with aggressive, but focused direction, careful deliberation and skill, and that we intend to make meaningful progress in the execution of our strategic initiatives in the coming year.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results, expectations, or outcomes to differ materially from our historical experience and the historical experience of Acuity Brands as well as management’s present expectations or projections. These risks and uncertainties include, but are not limited to:

•	customer and supplier relationships and prices;

•	competition;

•	ability to realize anticipated benefits from strategic planning initiatives and timing of benefits;

•	market demand; and

•	litigation and other contingent liabilities, such as environmental matters.

A variety of other risks and uncertainties could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. A number of those risks are discussed in Part I, “Item 1a. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007, which is incorporated herein by reference.

Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

General. Zep is exposed to market risks that may impact the Consolidated and Combined Balance Sheets, Consolidated and Combined Statements of Income, and Consolidated and Combined Statements of Cash Flows due primarily to fluctuation in both interest rates and foreign exchange rates. There have been no material changes to our exposure from market risks from those disclosed in Part II, Item 7A to our Annual Report on Form 10-K for the year ended August 31, 2007.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2007. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2007. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement as part of the distribution agreement with Acuity Brands. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect our results of income, financial position, or cash flows in future periods. We establish reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved. See “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Item 1a.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Item 6.	Exhibits

Exhibits are listed on the Index to Exhibits (page 28).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zep Inc. REGISTRANT

DATE: January 10, 2008	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: January 10, 2008	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3.	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.