Form 10-Q
period 2008-02-29
Zep Inc.
filed 2008-04-14
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock—$0.01 Par Value – 20,906,548 shares as of April 10, 2008.

Zep Inc.

INDEX

		Page No.
PART I. FINANCIAL INFORMATION		3

ITEM 1.	CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS	3

	CONSOLIDATED AND COMBINED BALANCE SHEETS – FEBRUARY 29, 2008 (Unaudited) AND AUGUST 31, 2007	3

	CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (Unaudited) – THREE AND SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007	4

	CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited) – THREE AND SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007	5

	CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME – FOR THE YEAR ENDED AUGUST 31, 2007 AND SIX MONTHS ENDED FEBRUARY 29, 2008 (Unaudited)	6

	NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4.	CONTROLS AND PROCEDURES	27

PART II. OTHER INFORMATION		29

ITEM 1.	LEGAL PROCEEDINGS	29

ITEM 1a.	RISK FACTORS	29

ITEM 6.	EXHIBITS	29

SIGNATURES		30

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Zep Inc.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except share and per-share data)

	FEBRUARY 29, 2008	AUGUST 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,059	$9,142
Accounts receivable, less reserve for doubtful accounts of $3,689 at February 29, 2008 and $3,503 at August 31, 2007	86,969	93,102
Inventories	49,257	45,534
Deferred income taxes	7,765	6,283
Prepayments and other current assets	13,491	4,902

Total Current Assets	166,541	158,963

Property, Plant, and Equipment, at cost:
Land	3,305	3,276
Buildings and leasehold improvements	51,978	51,293
Machinery and equipment	81,444	78,329

Total Property, Plant, and Equipment	136,727	132,898
Less - Accumulated depreciation and amortization	84,441	81,215

Property, Plant, and Equipment, net	52,286	51,683

Other Assets:
Goodwill	32,400	31,864
Intangible assets	104	118
Deferred income taxes	6,216	6,725
Other long-term assets	1,239	120

Total Other Assets	39,959	38,827

Total Assets	$258,786	$249,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$9,993	$296
Short-term debt	4,100	—
Accounts payable	34,383	37,279
Accrued compensation	15,233	17,830
Other accrued liabilities	21,619	31,744

Total Current Liabilities	85,328	87,149
Long-Term Debt, less current maturities	59,650	74,704

Deferred Income Taxes	343	413

Self-Insurance Reserves, less current portion	9,241	7,747

Other Long-Term Liabilities	10,744	4,626

Commitments and Contingencies (see Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 20,903,416 issued and outstanding at February 29, 2008	209	—
Acuity Brands, Inc. investment	—	61,518
Paid-in capital	72,517	—
Retained earnings	2,887	—
Accumulated other comprehensive income items	17,867	13,316

Total Stockholders’ Equity	93,480	74,834

Total Liabilities and Stockholders’ Equity	$258,786	$249,473

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED FEBRUARY 29 and 28		SIX MONTHS ENDED FEBRUARY 29 and 28
	2008	2007	2008	2007
Net Sales	$133,163	$131,050	$276,739	$267,921
Cost of Products Sold	58,781	56,539	118,924	114,772

Gross Profit	74,382	74,511	157,815	153,149
Selling, Distribution, and Administrative Expenses	69,775	70,676	142,446	143,979
Restructuring Charge	753	—	753	—
Loss on Sale of Fixed Assets	—	30	—	192

Operating Profit	3,854	3,805	14,616	8,978
Other Expense:
Interest expense, net	820	1,202	1,880	2,393
Miscellaneous expense, net	84	25	3	101

Total Other Expense	904	1,227	1,883	2,494

Income before Provision for Income Taxes	2,950	2,578	12,733	6,484
Provision for Income Taxes	1,043	1,668	4,546	3,142

Net Income	$1,907	$910	$8,187	$3,342

Earnings Per Share:
Basic Earnings per Share	$0.09	$0.04	$0.39	$0.16

Basic Weighted Average Number of Shares Outstanding	20,845	20,811	20,831	20,811

Diluted Earnings per Share	$0.09	$0.04	$0.39	$0.16

Diluted Weighted Average Number of Shares Outstanding	21,270	20,811	21,112	20,811

Dividends Declared per Share	$0.04	$—	$0.04	$—

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SIX MONTHS ENDED FEBRUARY 29 and 28
	2008	2007
Cash Provided by (Used for) Operating Activities:
Net income	$8,187	$3,342
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	3,300	3,992
Loss on the sale or disposal of property, plant, and equipment	—	192
Deferred income taxes	(1,043)	(1,161)
Excess tax benefits from share-based payments	(519)	—
Other non-cash charges	538	713
Change in assets and liabilities -
Accounts receivable	8,740	2,692
Inventories	(2,659)	(3,966)
Prepayments and other current assets	(8,309)	(3,834)
Accounts payable	(3,502)	(3,605)
Accrued compensation and other current liabilities	(7,478)	(6,751)
Self-insurance and other long-term liabilities	1,637	1,441
Other assets	(1,039)	(1,768)

Net Cash Used for Operating Activities	(2,147)	(8,713)

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(3,113)	(2,534)
Proceeds from sale of property, plant, and equipment	68	32
Sale of businesses	55	82

Net Cash Used for Investing Activities	(2,990)	(2,420)

Cash Provided by (Used for) Financing Activities:
Proceeds from revolving credit facility	77,100	—
Payment to Acuity Brands, Inc. upon separation	(62,500)	—
Repayments of borrowings from revolving credit facility	(15,531)	—
Proceeds from issuances of other long-term debt	—	273
Employee stock purchase plan issuances	57	—
Excess tax benefit from share-based payments	519	—
Dividends	(838)	—
Repayments of other long-term debt	(326)	(273)
Net activity with Acuity Brands, Inc. prior to separation	5,683	5,587

Net Cash Provided by Financing Activities	4,164	5,587

Effect of Exchange Rate Changes on Cash	890	(378)

Net Change in Cash and Cash Equivalents	(83)	(5,924)
Cash and Cash Equivalents at Beginning of Period	9,142	8,128

Cash and Cash Equivalents at End of Period	$9,059	$2,204

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

	Comprehensive Income	Parent’s Equity	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance at August 31, 2007		$61,518	—	—	—	—	$13,316	$74,834

Comprehensive Income:

Net income earned prior to October 31, 2007 spin-off	$4,462	4,462						4,462
Net income earned subsequent to October 31, 2007	3,725					3,725		3,725
Foreign currency translation adjustment	4,551						4,551	4,551

Comprehensive Income:	$12,738

Net transaction with Acuity Brands, Inc.		5,683						5,683
Consummation of spin-off transaction on October 31, 2007, including distribution of Zep Inc. common stock by Acuity Brands, Inc.		(71,663)	20,816	208	71,455			—
Amortization, issuance, and forfeitures of restricted stock grants and stock options			83	1	254			255
Employee stock purchase plan			4	—	57			57
Tax effect on restricted stock grants and stock options					519			519
Deferred compensation program					232			232
Dividend payments						(838)		(838)

Balance at February 29, 2008 (unaudited)		$—	20,903	$209	$72,517	$2,887	$17,867	$93,480

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS, DISTRIBUTION, AND BASIS OF PRESENTATION

Description of the Business and Distribution

Zep Inc. (“Zep” or the “Company”) is a producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. Zep’s product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor care, sanitizers, and pest and weed control products. As of February 29, 2008, utilizing a base of more than 2,300 unique formulations, Zep sells over 11,500 products through its salaried and commissioned direct sales force, operates six plants, and serves approximately 325,000 customers through a network of distribution centers and warehouses.

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

Basis of Presentation

The financial statements for the periods presented prior to the Distribution date of October 31, 2007 are presented on a combined basis and represent those entities that were ultimately transferred to us as part of the spin-off. Prior to the spin-off, certain functions, including treasury, tax, executive and employee benefits, financial reporting, risk management, legal, corporate secretary and investor relations, were historically managed by the corporate division of Acuity Brands on behalf of its subsidiaries. The assets, liabilities and expenses related to the support of these centralized corporate functions have been allocated to us on a specific identification basis to the extent possible. Otherwise, allocations related to these services were primarily based upon an estimate of the proportion of corporate amounts applicable to us given our contribution to our consolidated parent company’s revenues and employee base. Allocation ratios derived from these contribution factors are similar in amount and remained consistent throughout the historical periods presented. Examples of expenses that were allocated in accordance with these proportional estimates include charges related to accounting and legal services undertaken to ensure the consolidated parent company’s compliance with various regulatory requirements as well as the salaries of certain corporate officers and employees. In the opinion of management, the assumptions and allocations have been made on a reasonable and appropriate basis under the circumstances. Management believes that amounts allocated to Zep reflect a reasonable representation of the types of costs that would have been incurred if we had performed these functions as a stand-alone company. However, as estimation is inherent within the aforementioned allocation process, these combined financial statements do not include all of the actual amounts that would have been incurred had we been a stand-alone entity during the periods presented. The financial statements in this Form 10-Q for periods ending on or after the Distribution date of October 31, 2007 are presented on a consolidated basis and include the accounts of Zep and its majority-owned subsidiaries.

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

The results of operations for the three and six months ended February 29, 2008 are not necessarily indicative of the results to be expected for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year, and because of the continued uncertainty of general economic conditions impacting the key end markets in which we participate.

2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in Fiscal 2008

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. We adopted FIN 48 effective September 1, 2007, and detail regarding the impact of this pronouncement’s adoption is located at Note 9 of the Notes to Consolidated and Combined Financial Statements.

Accounting Standards Yet to be Adopted

In December 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141(revised 2007), Business Combinations (“SFAS No.141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations transacted subsequent to a company’s first annual reporting period beginning after December 15, 2008, and is therefore effective for us beginning in fiscal year 2010. The impact that SFAS No. 141(R) might have our results of operation and financial position will depend upon the nature, terms and size of any acquisitions that we may consummate after the effective date.

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

3. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	February 29, 2008	August 31, 2007
Raw materials and supplies	$13,802	$13,277
Work in process	293	178
Finished goods	37,147	33,831

	51,242	47,286
Less: Reserves	(1,985)	(1,752)

	$49,257	$45,534

4. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

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

Borrowings Following the Spin-Off

On October 19, 2007, we executed a revolving credit facility and a receivables facility in anticipation of the spin-off, and the significant terms of each of those facilities are discussed below. We drew $62.5 million from that revolving credit facility on October 31, 2007, and these proceeds were immediately distributed to Acuity Brands. Additionally, we assumed a $7.2 million industrial revenue bond due in 2018 as well as approximately $0.3 million of other debt following the spin-off. Further detail regarding each of these debt instruments including amounts outstanding under each as of February 29, 2008 is provided below.

Revolving Credit Facility

On October 19, 2007, we entered into a $100 million unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”). These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, inaccurate or false representations or warranties, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events, and judgment defaults. We were in compliance with all related financial covenants at February 29, 2008.

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

As of February 29, 2008, borrowings under the Revolving Credit Facility totaled $66.6 million. Of that total outstanding amount, $4.1 million has been classified as Short-term debt on our Consolidated and Combined Balance Sheets in accordance with the maturity date associated with those borrowings. Our Consolidated and Combined Balance Sheets include approximately $10.0 million of borrowings made under this agreement that have been classified as Current maturities of long-term debt reflecting our intention to settle that amount during fiscal year 2008. The remaining $52.5 million has been reported within Long-term debt, less current maturities. The base interest rate associated with borrowings made under the Revolving Credit Facility subsequent to the spin-off approximated 4.3%. As of February 29, 2008, we had additional borrowing capacity under the Revolving Credit Facility of $31.1 million, which represents the full amount of the Revolving Credit Facility less the aforementioned borrowings as well as the outstanding letters of credit of $2.3 million that were issued under the Revolving Credit Facility and are discussed below.

Receivables Facility

On October 19, 2007, we entered into a Credit and Security Agreement (“Receivables Facility”) that allows us to borrow, on an ongoing basis, up to $40 million secured by undivided interests in a defined pool of trade accounts receivable of the Company. Interest rates under the Receivables Facility vary with asset-backed commercial paper rates plus an applicable margin of 0.325%. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $32.9 million at February 29, 2008, and there were no outstanding borrowings under the Receivables Facility as of that date. The Receivables Facility contains customary reporting and compliance covenants as well as a cross-default provision whereby we would be in default should an occurrence of a default or an event of a default result under any other financing arrangement where we are a debtor or an obligor to debt in excess of $25 million. We were in compliance with all related financial covenants at February 29, 2008.

Industrial Revenue Bonds

The industrial revenue bonds due 2018 were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in that city. We are required to make principal and interest payments on the bonds. We will fulfill these requirements by making interest payments on a quarterly basis, and by settling the associated principal obligation in 2018 upon maturity. The payment of principal and interest on the bonds is secured by an irrevocable letter of credit issued by Wachovia Bank, National Association. The bonds currently bear interest at a weekly rate. The interest rate during the six months ended February 29, 2008 and February 28, 2007 averaged 3.2% and 3.6%, respectively. Pursuant to certain cross-default provisions relating to our industrial revenue bonds, a breach of financial covenants set forth in our Revolving Credit Facility Agreement constituting an event of default under the Revolving Credit Facility Agreement would also constitute an event of default under our industrial revenue bonds.

Letters of Credit

Subsequent to August 31, 2007 and in connection with the spin-off, we issued outstanding letters of credit totaling $9.8 million primarily for the purpose of securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bonds. At February 29, 2008, a total of $2.3 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

Interest expense, net

Interest expense, net, is composed primarily of interest expense on long-term debt, revolving credit facility borrowings, and short-term borrowings, partially offset by interest income on cash and cash equivalents. As discussed above, outstanding debt in the amount of $75.0 million has been assumed to have been outstanding in all periods preceding the Distribution Date. Accordingly, we have reflected interest expense associated with these assumed borrowings within the Consolidated and Combined Statements of Income as though the $75.0 million in total borrowings had been outstanding during all periods preceding the Distribution Date. Net interest expense subsequent to the Distribution Date has been calculated in accordance with actual borrowings.

The following table summarizes the components of interest expense, net:

	Three Months Ended February 29 and 28		Six Months Ended February 29 and 28
	2008	2007	2008	2007
Interest expense	$833	$1,254	$1,908	$2,509
Interest income	(13)	(52)	(28)	(116)

Interest expense, net	$820	$1,202	$1,880	$2,393

5. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various legal claims arising in the normal course of business. We, as part of programs entered into by Acuity Brands, are self-insured up to specified limits for certain types of claims, including product liability, and we are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement as part of the distribution agreement with Acuity Brands. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the results of operations, financial position, or cash flows of Zep. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on our future results of operations, financial position, or cash flows. Zep establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

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

We are currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by Zep have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which Zep has been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party, (1) Zep is one of many other identified generators who have reached an agreement on the allocation of costs for cleanup among the various generators and Zep’s potential liability is not material; or (2) Zep has been identified as a potential generator and the sites have been remediated by the EPA or by a state for a cost that is not material; or (3) other generators have cleaned up the site and have not pursued a claim against Zep and Zep’s liability, if any, would not be material.

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

Based on the results to date of the above-mentioned studies, we plan to conduct voluntary subsurface remediation of the site. Our current estimate is that over approximately the next five years we will expend an amount that could range up to $7.5 million for the voluntary subsurface remediation, primarily to remove contaminants from soil underlying one of our manufacturing buildings, and in May 2007 we accrued a pretax liability of $5.0 million representing our best estimate of costs associated with remediation and other related environmental issues. Further sampling and engineering studies could cause us to revise the current estimate. We believe that additional expenditures after five years of remediation may be necessary and that those expenditures could range up to an additional $10.0 million during the subsequent twenty-five year period. It may be appropriate to capitalize certain of the expenditures that might be incurred in this twenty-five year period. We arrived at the current estimates on the basis of preliminary studies prepared by two, independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the Georgia Environmental Protection Division of the State of Georgia.

The U.S. Environmental Protection Agency (EPA) has issued a Notice of Violation (“NOV”) and document request regarding the use and management of certain trench drains at the Seaboard production facility as well as assorted minor waste labeling issues. The Company has responded to the request, is in discussions with the EPA concerning the basis for the NOV as it relates to the trench drains, and is cooperating with the agency to bring the matter to a conclusion.

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

6. RESTRUCTURING CHARGES

During the first quarter of fiscal year 2008, Zep’s management announced its intention to pursue a strategic plan focused upon achieving the Company’s long-term financial objectives. As part of this program, we recorded a pretax charge of $1.1 million during February 2008. This charge was primarily composed of severance related costs associated with the elimination of 23 salaried positions. The Company is in the early stages of implementing its broader restructuring initiatives, and while the full extent of these initiatives is not yet known, we anticipate they will include reducing the complexity currently associated with our product and customer portfolio, realignment of our manufacturing and distribution operations to better serve our customers, exiting certain leased properties, and further actions necessary to streamline the business. The ultimate cost of this restructuring effort is also unknown, but we believe related expenses could approximate $8.0 million in this fiscal year.

On February 22, 2005, Acuity Brands announced certain actions to accelerate its efforts to streamline and improve the effectiveness of its operations. As part of this program, Zep recorded a pretax charge of $4.5 million during fiscal year 2005 to reflect the costs associated with the elimination of approximately 70 salaried positions worldwide. This streamlining effort included facility consolidations and process improvement initiatives. At the close of the first fiscal quarter of 2008, Zep’s restructuring reserve included approximately $0.4 million of the initial $4.5 million charge recorded in February 2005. During the second quarter of fiscal 2008, and as part of the overall strategic planning effort, Zep’s management evaluated restructuring initiatives set forth by previous management teams. The Company no longer intends to support those restructuring programs enacted prior to the spin-off, and, therefore, the remaining $0.4 million associated with those programs was reversed during the second quarter of fiscal 2008. The net pretax restructuring charge recognized in the second quarter of fiscal 2008 totaled $0.8 million. The fiscal 2008 changes to the restructuring charge reserve (included within Accrued compensation on the Consolidated and Combined Balance Sheets) during the six months ended February 29, 2008 are summarized as follows:

Balance as of August 31, 2007	$812
Restructuring liabilities assumed by Acuity Brands upon Distribution	(455)
Discontinuation of 2005 restructuring program	(357)
Restructuring charge recorded during fiscal 2008	1,110
Payments made from 2008 restructuring charge	(186)

Balance as of February 29, 2008	$924

7. EARNINGS PER SHARE

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

The following table calculates basic and diluted earnings per common share for the three and six months ended February 29, 2008 and February 28, 2007:

	Three Months Ended February 29 and 28		Six Months Ended February 29 and 28
	2008	2007	2008	2007
Basic earnings per share:
Net income	$1,907	$910	$8,187	$3,342
Basic weighted average shares outstanding	20,845	20,811	20,831	20,811

Basic earnings per share	$0.09	$0.04	$0.39	$0.16

Diluted earnings per share:
Net income	$1,907	$910	$8,187	$3,342
Basic weighted average shares outstanding	20,845	20,811	20,831	20,811
Common stock equivalents (stock options and restricted stock)	425	—	281	—

Diluted weighted average shares outstanding	21,270	20,811	21,112	20,811

Diluted earnings per share	$0.09	$0.04	$0.39	$0.16

8. SHARE-BASED PAYMENTS

On September 1, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for share-based payment awards. We recorded $0.8 million of share-based expense for the three months ended February 29, 2008 and February 28, 2007, respectively. The Company recorded $1.7 million and $1.6 million of share-based expense for the six months ended February 29, 2008 and 2007, respectively.

Prior to the October 31, 2007 spin-off, Zep participated in Acuity Brands’ long-term incentive programs that provided qualified and non-qualified equity awards to officers and employees of Acuity Brands and its wholly owned subsidiaries. In connection with the spin-off, we established the Zep Inc. Long-Term Incentive Plan (“Zep LTIP”). The purposes of the Zep LTIP are to provide additional incentives to our officers, key executives and directors whose substantial contributions are essential to our continued success. To accomplish these purposes, the Zep LTIP provides that the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and performance shares to key personnel and directors. A total of 4.3 million shares of Zep’s common stock have been reserved for issuance under the Zep LTIP. Generally, stock options awarded pursuant to the Zep LTIP will be issued with exercise prices equal to the fair market value of our common stock on the date of the grant, will vest proportionately over a four-year period, and will be exercisable for ten years from the grant date. Compensation expense related to these option grants will be recognized over the requisite service period. Restricted shares of Zep’s common stock awarded under the Zep LTIP will generally vest proportionally over a four-year period. The fair value of restricted stock awards will be measured based on their date of grant fair market value, and the related compensation expense will be recognized over a requisite service period equal to the award’s vesting period.

At the time of the spin-off, each of Acuity Brands and Zep’s current and former employees holding unvested shares of restricted stock of Acuity Brands received a dividend of one share of Zep restricted stock for each two shares of Acuity Brands unvested restricted stock held. The shares of Zep stock received as a dividend are subject to the same restrictions and terms as the Acuity Brands restricted stock. The shares of Zep common stock will be fully paid and non-assessable, and the holders thereof will not be entitled to preemptive rights. Restricted shares outstanding under the Zep LTIP totaled 0.4 million shares as a result of the October 31, 2007 dividend distribution.

At the time of the spin-off, Acuity Brands stock options held by Zep’s current employees (but not former employees) were generally converted to, and replaced by, Zep stock options in accordance with a conversion ratio such that the intrinsic value of the underlying awards remained unaffected by the spin-off. Also, Acuity Brands stock options held by current and former Acuity Brands employees and former Zep employees were adjusted with regard to the exercise price and number of Acuity Brands shares underlying the Acuity Brands stock options to maintain the intrinsic value of the options, pursuant to the applicable Acuity Brands long-term incentive plan. Options subjected to this conversion totaled 0.4 million. The exercise prices associated with converted options ranged from $4.62 to $10.71.

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

9. INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. We adopted FIN 48 effective September 1, 2007. Federal and state income tax liabilities relating to periods prior to the spin-off remain the responsibility of Acuity Brands pursuant to the tax disaffiliation agreement, and, therefore, the adoption of this pronouncement had a de minimus impact on our results from operations and financial position during the six months ended February 29, 2008. As of the adoption date, we had gross tax-effected unrecognized tax benefits (including interest and penalties) of $1.1 million, none of which, if recognized, would affect our effective tax rate due to the offsetting receivable from Acuity Brands provided for in the tax disaffiliation agreement.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the six months ended February 29, 2008, there were no material changes to the amount of gross tax-effected unrecognized tax benefits or interest and penalties recorded by the Company.

We conduct business globally, and as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including various jurisdictions in Europe, Canada and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2004, or non-U.S. income tax examinations for years before 2001.

10. COMPREHENSIVE INCOME

We account for comprehensive income as prescribed by SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”). SFAS No. 130 requires the reporting of a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income includes foreign currency translation adjustments. We currently intend to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, thus the foreign currency translation adjustments presented in the below listed tabular disclosure as well as within our Consolidated and Combined Statements of Stockholders’ Equity and Comprehensive Income are not affected by domestic income taxes. The calculation of comprehensive income is as follows:

	Three Months Ended February 29 and 28		Six Months Ended February 29 and 28
	2008	2007	2008	2007
Net income	$1,907	$910	$8,187	$3,342
Foreign currency translation adjustments	1,331	(1,471)	4,551	(2,523)

Comprehensive income	$3,238	$(561)	$12,738	$819

Foreign currency translation adjustments for the three and six months ended February 29, 2008 resulted primarily from the weakening of the U.S. Dollar against certain currencies, particularly the Canadian Dollar and the Euro.

11. SUBSEQUENT EVENT FOOTNOTE

The distribution agreement entered into between Zep and Acuity Brands provided for a cash settlement. This cash settlement is determinable upon a calculation involving the combined result of our cash flow during fiscal year 2007, plus or minus our actual cash flow during the period from September 1, 2007 until the distribution date (less any cash held by us on the distribution date). The calculation was finalized on April 11, 2008, and Acuity Brands will remit approximately $4.0 million, plus interest to Zep in accordance with the cash settlement stipulated within the distribution agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated and Combined Financial Statements and related notes thereto. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Zep for the three and six months ended February 29, 2008 and February 28, 2007. For a more complete understanding of this discussion, please read the Notes to Consolidated and Combined Financial Statements included in this report. Also, please refer to our Annual Report on Form 10-K for the fiscal year ended August 31, 2007, filed with the Securities and Exchange Commission on November 29, 2007, for additional information regarding us including the audited combined financial statements of Zep as of and for the three years ended August 31, 2007 and the related notes thereto.

Overview

Company

We are a leading producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. Our product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, and pest and weed control products. We continually expand our product portfolio and service offerings through the introduction of new products and formulations as well as new services to meet the demands of the industry and our customers. We market these products and services under well recognized and established brand names, such as Zep®, Zep Commercial®, Enforcer®, and Selig™, some of which have been in existence for more than 70 years. We reach our customers through an experienced international organization of sales representatives, supported by highly skilled research and development and technical services teams, who collectively provide creative solutions for our customers’ diverse cleaning and maintenance needs by utilizing their extensive product expertise and providing customized value added services that we believe distinguish us among our competitors. Due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarter of our fiscal year have historically outpaced those generated in the first six months of the fiscal year. While these factors will continue to influence the Company’s business in the latter portion of fiscal 2008, some weakness in volume may occur in the remainder of the fiscal year as the Company manages through a difficult economy that is believed to be negatively impacting some of the industries the Company serves. Additionally, as some of the Company’s strategic initiatives are being implemented, particularly those related to demand shaping and entry into industrial distribution, the Company’s revenue may be negatively affected. These initiatives are designed to position the Company for future revenue and earnings growth.

The Separation of Zep Inc. from Acuity Brands, Inc.

The spin-off of Zep by Acuity Brands became effective on October 31, 2007 through a distribution of 100% of the common stock of Zep to Acuity Brands’ stockholders (the “Distribution”). The stock dividend of one share of Zep common stock for every two shares of Acuity Brands common stock was distributed on a pro rata basis to holders of record of Acuity Brands common stock at the close of business on October 17, 2007, which was the record date for the Distribution. No fractional shares of Zep common stock were distributed. Instead of fractional shares, Zep stockholders received cash. Following the Distribution, Acuity Brands does not own any shares of Zep as the spin-off rendered Zep an independent public company. In conjunction with the separation of their businesses, Zep and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the Agreement of Plan of Distribution, which we refer to as the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement. The Internal Revenue Service has issued a private letter ruling supporting the spin-off’s tax-free status, and Zep continues to conduct its operations in a manner that is compliant with the conditions set forth by that ruling. Zep and Acuity Brands have also received an opinion from their external counsel supporting the spin-off’s tax-free status. The stock of Zep is listed on the New York Stock Exchange under the ticker symbol “ZEP”.

Liquidity and Capital Resources

Our principal sources of liquidity are operating cash flows generated primarily from operating activities and various sources of borrowings. Our ability to generate sufficient cash flow from operations and to access certain capital markets, including banks, is necessary for us to fund our operations, to pay dividends, to meet obligations as they become due, and to maintain compliance with covenants contained within our financing agreements. Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, compliance with covenants contained in certain of our financing agreements, and the ability to access capital markets. Based on our current cash on hand, current financing arrangements, and current projections of cash flow from operations, management believes that the Company will be able to meet its liquidity needs over the next twelve months.

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

The Company’s operating activities consumed a net $2.1 million during the first six months of fiscal 2008 compared with $8.7 million used in the prior-year period. Cash flow used for operating activities improved $6.6 million due primarily to increased net income, improved collections on accounts receivable, and the favorable impact of currency appreciation on foreign denominated assets.

Operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) increased by approximately $0.5 million to $101.8 million at February 29, 2008 from $101.4 million at August 31, 2007. The increase in operating working capital was due to increased inventory as a result of replenishing our stock position and decreased accounts payable due to the timing of payments to suppliers partially offset by the improvements in accounts receivable noted above.

Management believes that investing in assets and programs that will over time increase the overall return on our invested capital is a key factor in driving stockholder value. We invested $3.1 million in the first six months of fiscal 2008 primarily for machinery, equipment, and information technology. We expect our investment in such assets and programs to approximate between $8.0 million to $10.0 million in fiscal 2008.

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

Borrowings Following the Spin-Off

On October 19, 2007, we executed a receivables facility and a revolving credit facility in anticipation of the spin-off, and the significant terms of each of those facilities are discussed below. We drew $62.5 million from that revolving credit facility on October 31, 2007, and these proceeds were immediately distributed to Acuity Brands. Additionally, we assumed a $7.2 million industrial revenue bond due in 2018 and approximately $0.3 million of other debt following the spin-off. Further detail regarding each of these debt instruments including amounts outstanding under each as of February 29, 2008 is provided below.

Revolving Credit Facility

On October 19, 2007, we entered into a $100 million unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense) as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”). These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, inaccurate or false representations or warranties, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events, and judgment defaults. We were in compliance with all related financial covenants at February 29, 2008.

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

As of February 29, 2008, borrowings under the Revolving Credit Facility totaled $66.6 million. Of that total outstanding amount, $4.1 million has been classified as Short-term debt on our Consolidated and Combined Balance Sheets in accordance with the maturity date associated with those borrowings. Our Consolidated and Combined Balance Sheets include approximately $10.0 million of borrowings made under this agreement that have been classified as Current maturities of long-term debt reflecting our intention to settle that amount during fiscal year 2008. The remaining $52.5 million has been reported within Long-term debt, less current maturities. The base interest rate associated with borrowings made under the Revolving Credit Facility subsequent to the spin-off approximated 4.3%. As of February 29, 2008, we had additional borrowing capacity under the Revolving Credit Facility of $31.1 million, which represents the full amount of the Revolving Credit Facility less the aforementioned borrowings as well as the outstanding letters of credit of $2.3 million that were issued under the Revolving Credit Facility and are discussed below.

Receivables Facility

On October 19, 2007, we entered into a Credit and Security Agreement (“Receivables Facility”) that allows us to borrow, on an ongoing basis, up to $40 million secured by undivided interests in a defined pool of trade accounts receivable of the Company. Interest rates under the Receivables Facility vary with asset-backed commercial paper rates plus an applicable margin of 0.325%. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $32.9 million at February 29, 2008, and there were no outstanding borrowings under the Receivables Facility as of that date. The Receivables Facility contains customary reporting and compliance covenants as well as a cross-default provision whereby we would be in default should an occurrence of a default or an event of a default result under any other financing arrangement where we are a debtor or an obligor to debt in excess of $25 million. We were in compliance with all related financial covenants at February 29, 2008.

Industrial Revenue Bonds

The industrial revenue bonds due 2018 were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in that city. We are required to make principal and interest payments on the bonds. We will fulfill these requirements by making interest payments on a quarterly basis, and by settling the associated principal obligation in 2018 upon maturity. The payment of principal and interest on the bonds is secured by an irrevocable letter of credit issued by Wachovia Bank, National Association. The bonds currently bear interest at a weekly rate. The interest rate during the six months ended February 29, 2008 and February 28, 2007 averaged 3.2% and 3.6%, respectively. Pursuant to certain cross-default provisions relating to our industrial revenue bonds, a breach of financial covenants set forth in our Revolving Credit Facility Agreement constituting an event of default under the Revolving Credit Facility Agreement would also constitute an event of default under our industrial revenue bonds.

Letters of Credit

Subsequent to August 31, 2007 and in connection with the spin-off, we issued outstanding letters of credit totaling $9.8 million primarily for the purpose of securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bonds. At February 29, 2008, a total of $2.3 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

Dividends

We paid cash dividends on common stock of $0.8 million or $0.04 per share during the six months ended February 29, 2008. On March 27, 2008, our Board of Directors declared a quarterly dividend of $0.04 per share. We expect to pay a regular quarterly dividend at an initial annual rate of $0.16 per share. Our ability to fund a regular quarterly dividend is impacted by our financial results and the availability of surplus funds. Delaware law prohibits the payment of dividends or otherwise distributing funds to our stockholders absent a legally available surplus. Our ability to generate positive cash flows from operating activities directly affects our ability to make dividend payments. Also, restrictions under the instruments governing our indebtedness could impair our ability to make such payments. Effective as of the date of the spin-off, payments on our indebtedness and the quarterly dividend are expected to account for the majority of our financing activities.

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

Cash Settlement with Acuity Brands

The distribution agreement entered into between Zep and Acuity Brands provided for a cash settlement. This cash settlement is determinable upon a calculation involving the combined result of our cash flow during fiscal year 2007, plus or minus our actual cash flow during the period from September 1, 2007 until the distribution date (less any cash held by us on the distribution date). The calculation was finalized on April 11, 2008, and Acuity Brands will remit approximately $4.0 million, plus interest to Zep in accordance with the cash settlement stipulated within the distribution agreement.

Results of Operations

Second Quarter of Fiscal 2008 Compared with Second Quarter of Fiscal 2007

The following table sets forth information comparing the components of net income for the three months ended February 29, 2008 with the three months ended February 28, 2007:

	Three Months Ended February 29 and 28		Percent
(Dollars in millions)	2008	2007	Change
Net Sales	$133.2	$131.1	1.6%
Gross Profit	74.4	74.5	(0.2)%
Percent of net sales	55.9%	56.9%
Operating Profit	3.9	3.8	1.3%
Percent of net sales	2.9%	2.9%
Income before Provision for Taxes	3.0	2.6	14.4%
Percent of net sales	2.2%	2.0%
Net Income	$1.9	$0.9	109.6%

Net Sales

Net sales were $133.2 million in the second quarter of fiscal 2008 compared with $131.1 million in the year-ago period, representing an increase of $2.1 million or 1.6%. The increase in net sales was due primarily to the favorable effect of foreign currency translation on international sales as well as to higher selling prices captured primarily within our domestic markets. Foreign currency fluctuation and higher selling prices favorably impacted net sales in the second quarter of fiscal 2008 by approximately $3.6 million and $2.4 million, respectively.

The favorable impact of fluctuation in foreign currencies and higher selling prices was partially offset by volume declines in our domestic markets. More specifically, unit volume was adversely impacted by the softening retail marketplace within which we participate. Additionally, volume generated by sales to customers within the transportation industry declined during the three months ended February 29, 2008. Partially offsetting the aforementioned volume declines was the improved demand seen in our European markets as well as from customers served in the government and food processing industries.

Gross Profit

	Three Months Ended February 29 and 28		Increase	Percent
(Dollars in millions)	2008	2007	(Decrease)	Change
Net Sales	$133.2	$131.1	$2.1	1.6%
Cost of Products Sold	58.8	56.5	2.2	4.0%
Percent of net sales	44.1%	43.1%
Gross Profit	$74.4	$74.5	$(0.1)	(0.2)%
Percent of net sales	55.9%	56.9%

Gross profit decreased $0.1 million, or 0.2%, to $74.4 million in the second quarter of fiscal 2008 compared with $74.5 million in the second quarter of fiscal 2007. Gross profit margin of 55.9% in the second quarter of fiscal 2008 declined 100 basis points from that of the prior year’s second fiscal quarter. Gross profit was favorably impacted by the aforementioned foreign currency fluctuation and higher selling prices that resulted in increased net sales. However, this improvement was partially offset by unfavorable trends affecting our raw material costs, particularly those commodities affected by energy inputs. Also, manufacturing related costs during the three months ended February 29, 2008 were higher compared with the same year-ago period due in part to investments made to increase future productivity. We incurred increased raw material and manufacturing related costs of approximately $2.3 million during the three months ended February 29, 2008 compared with the second quarter of fiscal 2007. Increased pricing that only recovers rising costs in dollars results in the dilution of gross profit margin.

Operating Profit

	Three Months Ended February 29 and 28
(Dollars in millions)	2008	2007	Increase (Decrease)	Percent Change
Gross Profit	$74.4	$74.5	$(0.1)	(0.2)%
Percent of net sales	55.9%	56.9%
Selling, Distribution, and Administrative Expenses	69.8	70.7	(0.9)	(1.3)%
Restructuring Charge	0.8	—	0.8	100.0%
Operating Profit	$3.9	$3.8	$—	1.3%
Percent of net sales	2.9%	2.9%

Operating profit generated during the three months ended February 29, 2008 totaled $3.9 million compared with $3.8 million earned during the three months ended February 28, 2007. Operating profit margins remained consistent at 2.9% during those periods. Foreign currency translation had an overall favorable impact on operating profit of approximately $0.3 million.

The Company reduced its selling, distribution, and administrative (“SD&A”) expenses by an aggregate $0.9 million during the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007. The Company’s SD&A expenses during the second quarter of fiscal 2007 were adversely impacted by the $1.8 million charge recorded in connection with the settlement of an investigation into certain past environmental practices. Related legal fees incurred during the second quarter of fiscal 2007 totaled $1.2 million. Also, in the second quarter of fiscal 2008 we incurred approximately $0.5 million less in expenses due to the disciplined control of certain sales related costs. Partially offsetting these savings was the $2.0 million negative impact of foreign currency translation on total SD&A expenses. Also, the Company made $0.5 million in investments in the second quarter of fiscal 2008 to support certain strategic initiatives.

Operating results for our second fiscal quarter of 2007 reflect an allocation of certain administrative costs associated with functions that were historically managed by our parent on our behalf prior to the spin-off. These functions include treasury, tax, executive and employee benefits, financial reporting, risk management, legal, corporate secretary and investor relations. Also included in these administrative costs were expenses associated with our equity award programs designed to incentivize and reward positive performance of our employees. During the second quarter of 2008, as anticipated, the actual costs of these administrative functions outpaced prior year’s allocated costs by approximately $0.4 million.

Earlier in the fiscal year, management announced its intention to pursue a strategic plan focused upon achieving the Company’s long-term financial objectives. As part of this program, we recorded a net pretax restructuring charge of $0.8 million during February 2008 primarily reflecting costs associated with the elimination of 23 salaried positions.

Income before Provision for Taxes

	Three Months Ended February 29 and 28
(Dollars in millions)	2008	2007	Increase (Decrease)	Percent Change
Operating Profit	$3.9	$3.8	$—	1.3%
Percent of net sales	2.9%	2.9%
Other Expense (Income)
Interest Expense, net	0.8	1.2	(0.4)	(31.8)%
Miscellaneous Expense	0.1	—	—	236.0%
Total Other Expense	0.9	1.3	(0.3)	(26.3)%
Income before Provision for Taxes	$3.0	$2.6	$0.4	14.4%
Percent of net sales	2.2%	2.0%

Other expense remained consistent with that of the prior year period and is composed primarily of interest expense associated with our outstanding debt obligations. Interest expense, net, was $0.8 million and $1.2 million during the second quarters of fiscal years 2008 and 2007, respectively. The interest rates associated with actual borrowings during the second quarter of fiscal 2008 were lower than the estimated interest rates that were applied to borrowings reported during the three months ended February 28, 2007.

Provision for Taxes and Net Income

	Three Months Ended February 29 and 28
(Dollars in millions)	2008	2007	Increase (Decrease)	Percent Change
Income before Provision for Income Taxes	$3.0	$2.6	$0.4	14.4%
Percent of net sales	2.2%	2.0%
Provision for Income Taxes	1.0	1.7	(0.6)	(37.5)%
Effective tax rate	35.4%	64.7%
Net Income	$1.9	$0.9	$1.0	109.6%

Net income for the second quarter of fiscal 2008 increased $1.0 million, or 109.6%, to $1.9 million from $0.9 million reported in the second quarter of fiscal 2007. The increase in net income resulted primarily from the increase in operating profit noted above as well as a decrease in our effective tax rate.

The effective tax rate for the second quarter of fiscal 2008 was 35.4%, compared with 64.7% in the same year-ago period. As previously disclosed, the fiscal 2007 tax rate was adversely affected by the non-deductible fine that was paid in fiscal 2007 to resolve an environmental legal contingency.

Diluted earnings per share increased $0.05 or 125.0% to $0.09 per diluted share in the second quarter of fiscal 2008 from the $0.04 per diluted share earned in the second quarter of fiscal 2007. Earnings in the second quarter of fiscal 2007 were negatively impacted by $0.12 per diluted share due to the non-deductible environmental related charge recorded during that quarter. Earnings in the three months ended February 29, 2008 were negatively impacted by $0.02 per diluted share as a result of the restructuring charge recorded in that period.

Six Months of Fiscal 2008 Compared with Six Months of Fiscal 2007

The following table sets forth information comparing the components of net income for the six months ended February 29, 2008 with the six months ended February 28, 2007:

	Six Months Ended February 29 and 28
(Dollars in millions)	2008	2007	Percent Change
Net Sales	$276.7	$267.9	3.3%
Gross Profit	157.8	153.1	3.0%
Percent of net sales	57.0%	57.2%
Operating Profit	14.6	9.0	62.8%
Percent of net sales	5.3%	3.4%
Income before Provision for Taxes	12.7	6.5	96.4%
Percent of net sales	4.6%	2.4%
Net Income	$8.2	$3.3	145.0%

Net Sales

Net sales were $276.7 million in the six months ended February 29, 2008 compared with $267.9 million generated in the first six months of fiscal 2007, representing an increase of $8.8 million or 3.3%. The increase in net sales was due primarily to the favorable effect of foreign currency translation on international sales as well as to higher selling prices captured primarily within our domestic markets. Foreign currency fluctuation and higher selling prices favorably impacted net sales in the first half of fiscal 2008 by approximately $7.5 million and $5.2 million, respectively.

The favorable impact of fluctuation in foreign currencies and higher selling prices was partially offset by volume declines in our domestic markets. Overall unit volume was adversely impacted by the softening retail marketplace within which we participate. Additionally, volume generated by sales to customers within certain industries including transportation declined during the six months ended February 29, 2008. Partially offsetting those volume declines was the improved demand seen in our European markets as well as from customers served in the government and food processing industries.

Gross Profit

	Six Months Ended February 29 and 28
(Dollars in millions)	2008	2007	Increase (Decrease)	Percent Change
Net Sales	$276.7	$267.9	$8.8	3.3%
Cost of Products Sold	118.9	114.8	4.2	3.6%
Percent of net sales	43.0%	42.8%
Gross Profit	$157.8	$153.1	$4.7	3.0%
Percent of net sales	57.0%	57.2%

Gross profit increased $4.7 million, or 3.0% to $157.8 million in the first half of fiscal 2008 compared with $153.1 million in the first half of fiscal 2007. Gross profit margin of 57.0% in the first half of fiscal 2008 declined 20 basis points from that generated during the first half of the prior fiscal year. Improvement in gross profit was driven primarily by the aforementioned foreign currency fluctuation and higher selling prices. This improvement was partially offset by volume declines as well as the increased cost of raw materials, particularly those affected by energy inputs. Also, manufacturing related costs during the six months ended February 29, 2008 were higher compared with the same year-ago period due in part to investments made to increase future productivity. On a year-to-date basis, the increase in raw material and manufacturing costs of $2.5 million were more than offset by higher selling prices. Additionally, our costs of products sold during the six months ended February 29, 2008 were negatively impacted by approximately $3.0 million due to foreign currency translation.

Operating Profit

	Six Months Ended February 29 and 28
(Dollars in millions)	2008	2007	Increase (Decrease)	Percent Change
Gross Profit	$157.8	$153.1	$4.7	3.0%
Percent of net sales	57.0%	57.2%
Selling, Distribution, and Administrative Expenses	142.4	144.0	(1.5)	(1.1)%
Restructuring Charge	0.8	—	0.8	100%
Loss on Sale of Fixed Assets	—	0.2	(0.2)	(100.0)%
Operating Profit	$14.6	$9.0	$5.6	62.8%
Percent of net sales	5.3%	3.4%

Operating profit increased $5.6 million, or 62.8%, in the first half of fiscal 2008 to $14.6 million from $9.0 million reported in the first half of fiscal 2007. Operating profit margins generated during the first six months of fiscal 2008 were 5.3% compared with 3.4% in the prior year period. Foreign currency translation has had an overall favorable impact on year-to-date operating profit of approximately $0.7 million.

In addition to the favorable impact from improved gross profit discussed above, we reduced SD&A expenses by an aggregate $1.5 million during the first half of fiscal 2008. The non-recurrence of certain costs associated with legal matters resolved during the prior year contributed to the reduction of SD&A expenses. During the second quarter of fiscal 2007 the Company recorded a $1.8 million charge in connection with the settlement of an investigation into certain past environmental practices. Related legal fees incurred during the first half of fiscal 2007 totaled $1.5 million. We incurred approximately $2.0 million less in expenses during the first half of fiscal 2008 due to the disciplined control of certain sales related costs. Additionally, expenses associated with our insurance programs as well as non-restructuring related severances costs declined approximately $1.2 million compared with the same year-ago period. Partially offsetting these savings was the $3.8 million negative impact from foreign currency translation on total SD&A expenses. Also, the Company incurred incremental costs compared with the first half of the prior fiscal year of approximately $0.8 million due to investments made to support our strategic initiatives.

Operating results for second half of fiscal 2007 reflect an allocation of certain administrative costs associated with functions that were historically managed by our parent on our behalf prior to the spin-off. These functions include treasury, tax, executive and employee benefits, financial reporting, risk management, legal, corporate secretary and investor relations. Also included in these administrative costs were expenses associated with our equity award programs designed to incentivize and reward positive performance of our employees. During the first six months of 2008, as anticipated, the actual costs of these administrative functions outpaced the prior year’s allocated costs by approximately $0.8 million.

In the first half of fiscal 2008, management announced its intention to pursue a strategic plan focused upon achieving the Company’s long-term financial objectives. As part of this program, we recorded a net pretax restructuring charge of $0.8 million during February 2008 primarily reflecting costs associated with the elimination of 23 salaried positions.

Income before Provision for Taxes

	Six Months Ended February 29 and 28
(Dollars in millions)	2008	2007	Increase (Decrease)	Percent Change
Operating Profit	$14.6	$9.0	$5.6	62.8%
Percent of net sales	5.3%	3.4%
Other Expense (Income)
Interest Expense, net	1.9	2.4	(0.5)	(21.4)%
Miscellaneous (Income) Expense	—	0.1	(0.1)	(97.0)%
Total Other Expense	1.9	2.5	(0.6)	(24.5)%
Income before Provision for Taxes	$12.7	$6.5	$6.2	96.4%
Percent of net sales	4.6%	2.4%

Other expense remained consistent with that of the prior year period and is composed primarily of interest expense associated with our outstanding debt obligations. Interest expense, net, was $1.9 million and $2.4 million during the first half of fiscal years 2008 and 2007, respectively. The interest rates associated with actual borrowings during the second half of fiscal 2008 were lower than the estimated interest rates that were applied to borrowings reported during the six months ended February 28, 2007.

Provision for Taxes and Net Income

	Six Months Ended February 29 and 28
(Dollars in millions)	2008	2007	Increase (Decrease)	Percent Change
Income before Provision for Income Taxes	$12.7	$6.5	$6.2	96.4%
Percent of net sales	4.6%	2.4%
Provision for Income Taxes	4.5	3.1	1.4	44.7%
Effective tax rate	35.7%	48.5%
Net Income	$8.2	$3.3	$4.8	145.0%

Net income for the first half of fiscal 2008 increased $4.8 million, or 145.0%, to $8.2 million from $3.3 million reported in the first half of fiscal 2007. The increase in net income resulted primarily from the increase in operating profit noted above as well as a decrease in our effective tax rate.

The effective tax rate for the first half of fiscal 2008 was 35.7%, compared with 48.5% in the year-ago period. As previously disclosed, the fiscal 2007 tax rate was adversely affected by the non-deductible fine that was paid in fiscal 2007 to resolve an environmental legal contingency. Our effective tax rate is anticipated to approximate 36% in fiscal 2008 under our current business model.

Diluted earnings per share generated during the first six months of fiscal year 2008 of $0.39 increased $0.23 per diluted share or 143.8% from the $0.16 per diluted share earned in the prior year period. Earnings in the second half of fiscal 2007 were negatively impacted by $0.12 per diluted share due to non-deductible environmental related charge recorded during that quarter. Earnings in the six months ended February 29, 2008 were negatively impacted by $0.02 per diluted share as a result of the restructuring charge recorded during February 2008.

Outlook and Strategy

Previously, as a wholly-owned subsidiary of a public company, Zep’s role was that of a cash generating, low risk and relatively slow growth entity. Now that we are a stand-alone business, Zep’s focus and mission have dramatically changed. The Company is now positioned to transform itself into a dynamic, market-driven enterprise that not only delivers superior products and customer service, but that also continuously strengthens its top and bottom line financial performance.

We are led by an experienced executive management team having extensive business development, transformation and growth expertise. Drawing upon this knowledge, we devised a strategic plan that we expect will produce near and long-term results and support strong financial growth — particularly in sales, margins and return on invested capital — producing significant shareholder value.

We believe our strategy has several levers to increase profitability and cash flows. During the next three years of our transformational plans we intend to improve margins and working capital turns through the utilization of Lean methodologies, demand shaping activities, and our North American Manufacturing and Distribution Strategy (NAMADS). Lean focuses on eliminating waste from all processes and improving customer service. Demand shaping concentrates on reducing the complexity of our product and customer portfolio and, subsequently, dedicating valuable resources only to our more important and profitable products and customers.

During fiscal year 2008, we intend to initiate NAMADS which will deploy regional manufacturing plants to proximities closer to our customers, evaluate competitive outsourcing further, and realign our current inventory stocking locations. We anticipate these efforts will increase profitability and better service our customers.

Efforts are underway to continue growing our business in the industrial and institutional cleaning and maintenance chemicals market by focusing on new product vitality, expansion of existing channels and the leveraging of the Zep Sales & Service organization.

We anticipate that significant revenue growth can be achieved as we execute on our long-term strategy of entering and penetrating the $6.4 billion industrial distribution channel. These efforts, we anticipate, could produce 10-15% of total Company revenues within three years. We plan to accomplish growth into these channels organically and through targeted acquisitions. Initially, certain of our initiatives may cause us to experience a decline in sales. However, in the long-term we believe our margins will improve as we eliminate unprofitable business and continue to right-size the organization.

Long-Term Financial Objectives

We are focused on creating a stronger, more effective organization capable of increasing stockholder value. To this end, we have established the following long-term financial objectives:

•

Revenue growth in excess of market growth rates on an annualized basis, which in the United States has approximated Gross Domestic Product, in the past. We plan on realizing these results without any benefits gained through significant acquisitions;

•	Annualized EBIT margin improvement of 50 basis points per year;

•	Earnings per share increases of 11 – 13% per year; and

•	Returns on invested capital of greater than 15%.

While these long-term financial objectives are expressed in terms of annualized improvement, we are in the beginning stages of implementing our three-pronged strategic plan. We consider fiscal 2008 a transformational year that is focused on the execution of our long-term strategies and the positioning of the Company for future profitable growth. Initially, we anticipate inconsistent results as we undertake various restructuring initiatives. While the ultimate cost of this restructuring effort is undetermined at this time, related expenses could approximate $8 million in this fiscal year.

Challenges exist that must be addressed and managed in order to accomplish our key strategic initiatives, including the continuing rapid increase of commodity costs which may require us to raise prices more frequently; that historically has had a negative impact on unit volumes. We will continue to monitor economic variables such as costs for energy and raw materials, potential economic repercussions that could result from instability caused by worldwide political events, and the potential for changes in competition, including pricing. Other economic factors could negatively influence our performance in certain channels or industries such as retail and transportation. Due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarter of our fiscal year have historically outpaced those generated in the first six months of the fiscal year. While these factors will continue to influence the Company’s business in the latter portion of fiscal 2008, some weakness in volume may occur in the remainder of the fiscal year as the Company manages through a difficult economy that is believed to be negatively impacting some of the industries the Company serves. Additionally, as some of the Company’s strategic initiatives are being implemented, particularly those related to demand shaping and entry into industrial distribution, the Company’s revenue may be negatively affected. These initiatives are designed to position the Company for future revenue and earnings growth. Most importantly, management anticipates that the Company will remain a business that consistently produces solid cash flow on an annual basis regardless of economic conditions.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains, and other written or oral statements made by or on behalf of us may include, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we, or the executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Specifically, forward-looking statements may include, but are not limited to:

•	statements relating to our future economic performance, business prospects, revenue, income, and financial condition; and

•	statements relating to the tax-free nature of the distribution of Zep common stock to stockholders of Acuity Brands in the spin-off; and

•	statements preceded by, followed by, or that include the words “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the company.

Examples of forward-looking statements made in this report include, without limitation, statements made relating to: (a) our belief that the probability the Distribution will be deemed a taxable event is remote; (b) our expectations regarding liquidity based on cash on hand, availability under existing financing arrangements, and current projections of net cash provided by operating activities; (c) our expectation that during fiscal year 2008 we will invest approximately $8.0 million to $10.0 million for machinery, equipment, and information technology, and our belief that these investments will improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities during fiscal year 2008; (d) the Company’s belief that it is positioned to transform itself into a dynamic, market-driven enterprise that is poised for sustainable profitable growth now that it is conducting operations as a stand-alone business; (e) the expectation that our strategic plan will produce long-term results supporting strong financial growth; (f) the intention to initiate our North American Manufacturing and Distribution Strategy during fiscal 2008 as well as the benefits that may result from the initiation of this strategy; (g) any anticipated benefits from demand shaping efforts and the impact on products or customers; (h) any anticipated effects that entrance into the $6.4 billion industrial distribution channel might have on our revenues over the coming years; (i) the plan to accomplish growth in the industrial distribution channel through both organic growth and targeted acquisitions; (j) our view that fiscal 2008 is a transformational year and our anticipation that initial operating results will be inconsistent as we progress towards attaining our long-term financial objectives; (k) estimates of the cost of our restructuring initiatives; (l) the expectation that our strategic initiatives will be implemented with aggressive, but focused direction, careful deliberation and skill, and that we intend to make meaningful progress in the execution of our strategic initiatives in the coming year; (m) the impact that managing through current economic conditions may have on our customers and ultimately our own sales volumes; and (n) the short-term impact that the implementation of certain of our strategic initiatives might have on net sales.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 29, 2008. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of February 29, 2008. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement as part of the distribution agreement with Acuity Brands. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on our results of income, financial position, or cash flows in future periods. We establish reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved. See “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Item 1a.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Item 6.	Exhibits

Exhibits are listed on the Index to Exhibits (page 31).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zep Inc. REGISTRANT

DATE: April 14, 2008	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: April 14, 2008	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3.	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.