Form 10-Q
period 2008-05-31
Zep Inc.
filed 2008-07-09
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Common Stock – $0.01 Par Value – 20,930,361 shares as of July 7, 2008.

Zep Inc.

INDEX

		Page No.
PART I. FINANCIAL INFORMATION		3

ITEM 1.	CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS	3

	CONSOLIDATED AND COMBINED BALANCE SHEETS – MAY 31, 2008 (Unaudited) AND AUGUST 31, 2007	3

	CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (Unaudited) – THREE AND NINE MONTHS ENDED MAY 31, 2008 AND MAY 31, 2007	4

	CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited) – THREE AND NINE MONTHS ENDED MAY 31, 2008 AND MAY 31, 2007	5

	CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME – FOR THE YEAR ENDED AUGUST 31, 2007 AND NINE MONTHS ENDED MAY 31, 2008 (Unaudited)	6

	NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4.	CONTROLS AND PROCEDURES	27

PART II. OTHER INFORMATION		29

ITEM 1.	LEGAL PROCEEDINGS	29

ITEM 1a.	RISK FACTORS	29

ITEM 6.	EXHIBITS	29

SIGNATURES		30

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Zep Inc.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except share and per-share data)

	MAY 31, 2008	AUGUST 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,056	$9,142
Accounts receivable, less reserve for doubtful accounts of $3,950 at May 31, 2008 and $3,503 at August 31, 2007	96,866	93,102
Inventories	48,183	45,534
Deferred income taxes	10,270	6,283
Prepayments and other current assets	7,504	4,902

Total Current Assets	173,879	158,963

Property, Plant, and Equipment, at cost:
Land	3,310	3,276
Buildings and leasehold improvements	52,760	51,293
Machinery and equipment	82,685	78,329

Total Property, Plant, and Equipment	138,755	132,898
Less - Accumulated depreciation and amortization	86,139	81,215

Property, Plant, and Equipment, net	52,616	51,683

Other Assets:
Goodwill	32,435	31,864
Intangible assets	97	118
Deferred income taxes	7,039	6,725
Other long-term assets	1,864	120

Total Other Assets	41,435	38,827

Total Assets	$267,930	$249,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$10,000	$296
Short-term debt	6,000	—
Accounts payable	38,391	37,279
Accrued compensation	22,129	17,830
Other accrued liabilities	26,757	31,744

Total Current Liabilities	103,277	87,149
Long-Term Debt, less current maturities	49,650	74,704

Deferred Income Taxes	343	413

Self-Insurance Reserves, less current portion	8,439	7,747

Other Long-Term Liabilities	11,657	4,626

Commitments and Contingencies (see Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 20,913,594 issued and outstanding at May 31, 2008	209	—
Acuity Brands, Inc. investment	—	61,518
Paid-in capital	73,928	—
Retained earnings	2,141	—
Accumulated other comprehensive income items	18,286	13,316

Total Stockholders’ Equity	94,564	74,834

Total Liabilities and Stockholders’ Equity	$267,930	$249,473

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED MAY 31		NINE MONTHS ENDED MAY 31
	2008	2007	2008	2007
Net Sales	$145,202	$145,397	$421,941	$413,318
Cost of Products Sold	64,728	60,482	183,652	175,254

Gross Profit	80,474	84,915	238,289	238,064
Selling, Distribution, and Administrative Expenses	71,767	77,456	214,213	221,434
Restructuring Charge	7,774	—	8,527	—
Loss on Sale of Fixed Assets	—	—	—	193

Operating Profit	933	7,459	15,549	16,437
Other Expense:
Interest expense, net	489	1,291	2,369	3,684
Miscellaneous income, net	34	193	31	92

Total Other Expense	455	1,098	2,338	3,592

Income before Provision for Income Taxes	478	6,361	13,211	12,845
Provision for Income Taxes	310	2,811	4,856	5,953

Net Income	$168	$3,550	$8,355	$6,892

Earnings Per Share:
Basic Earnings per Share	$0.01	$0.17	$0.40	$0.33

Basic Weighted Average Number of Shares Outstanding	20,877	20,811	20,846	20,811

Diluted Earnings per Share	$0.01	$0.17	$0.39	$0.33

Diluted Weighted Average Number of Shares Outstanding	21,323	20,811	21,197	20,811

Dividends Declared per Share	$0.04	$—	$0.08	$—

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	NINE MONTHS ENDED MAY 31
	2008	2007
Cash Provided by (Used for) Operating Activities:
Net income	$8,355	$6,892
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	5,089	5,276
Loss on the sale or disposal of property, plant, and equipment	—	193
Deferred income taxes	(835)	(1,119)
Excess tax benefits from share-based payments	(582)	—
Other non-cash charges	1,611	1,537
Change in assets and liabilities -
Accounts receivable	(767)	(1,125)
Inventories	(1,496)	(3,251)
Prepayments and other current assets	(2,266)	(2,361)
Accounts payable	403	(3,324)
Accrued compensation and other current liabilities	972	3,704
Self-insurance and other long-term liabilities	1,775	1,824
Other assets	(1,745)	2,284

Net Cash Provided by Operating Activities	10,514	10,530

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(5,066)	(3,395)
Other investing activities	116	215

Net Cash Used for Investing Activities	(4,950)	(3,180)

Cash Provided by (Used for) Financing Activities:
Proceeds from revolving credit facility	84,100	—
Payment to Acuity Brands, Inc. upon separation	(62,500)	—
Repayments of borrowings from revolving credit facility	(20,631)	—
Proceeds from issuances of other long-term debt	—	332
Stock issuances	145	—
Excess tax benefit from share-based payments	582	—
Dividends	(1,752)	—
Repayments of long-term debt	(10,325)	(332)
Net activity with Acuity Brands, Inc. prior to separation	5,683	(11,140)

Net Cash Used for Financing Activities	(4,698)	(11,140)

Effect of Exchange Rate Changes on Cash	1,048	451

Net Change in Cash and Cash Equivalents	1,914	(3,339)
Cash and Cash Equivalents at Beginning of Period	9,142	8,128

Cash and Cash Equivalents at End of Period	$11,056	$4,789

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

	Comprehensive Income	Parent’s Equity	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance at August 31, 2007		$61,518	—	—	—	—	$13,316	$74,834

Comprehensive Income:
Net income earned prior to October 31, 2007 spin-off	$4,462	4,462						4,462
Net income earned subsequent to October 31, 2007	3,893					3,893		3,893
Foreign currency translation adjustment	4,970						4,970	4,970

Comprehensive Income:	$13,325

Net transaction with Acuity Brands, Inc.		5,683						5,683
Consummation of spin-off transaction on October 31, 2007, including distribution of Zep Inc. common stock by Acuity Brands, Inc.		(71,663)	20,816	208	71,455			—
Amortization, issuance, and forfeitures of restricted stock grants and stock options			86	1	1,141			1,142
Employee stock purchase plan			9	—	133			133
Stock option exercises			2	—	12			12
Tax effect on restricted stock grants and stock options					582			582
Deferred compensation program			1		605			605
Dividend payments						(1,752)		(1,752)

Balance at May 31, 2008 (unaudited)		$—	20,914	$209	$73,928	$2,141	$18,286	$94,564

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS, DISTRIBUTION, AND BASIS OF PRESENTATION

Description of the Business and Distribution

Zep Inc. (“Zep” or the “Company”) is a producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. The stock of Zep is listed on the New York Stock Exchange under the ticker symbol “ZEP”. Zep’s product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor care, sanitizers, and pest and weed control products. As of May 31, 2008, utilizing a base of more than 2,300 unique formulations, Zep sells over 10,250 products through its salaried and commissioned direct sales force, operates six plants, and serves approximately 317,000 customers through a network of distribution centers and warehouses.

The spin-off of Zep by Acuity Brands, Inc. (“Acuity Brands”) became effective on October 31, 2007 (the “Distribution Date”) through a distribution of 100% of the common stock of Zep to Acuity Brands’ stockholders (the “Distribution”). The stock dividend of one share of Zep common stock for every two shares of Acuity Brands common stock was distributed on a pro rata basis to holders of record of Acuity Brands common stock at the close of business on October 17, 2007, which was the record date for the Distribution. No fractional shares of Zep common stock were distributed. Instead of fractional shares, Zep stockholders received cash. Following the Distribution, Acuity Brands does not own any shares of Zep as the spin-off rendered Zep an independent public company. In conjunction with the separation of their businesses, Zep and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the Agreement of Plan of Distribution, which we refer to as the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement. The Internal Revenue Service has issued a private letter ruling supporting the spin-off’s tax-free status, and Zep continues to conduct its operations in a manner that is compliant with the conditions set forth by that ruling. Zep and Acuity Brands have also received an opinion from their external counsel supporting the spin-off’s tax-free status.

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

The unaudited interim Consolidated and Combined Financial Statements included herein have been prepared by us in accordance with U.S. generally accepted accounting principles and present our financial position, results of operations, and cash flows. These consolidated and combined financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated and combined results for the interim periods presented. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited combined financial statements as of and for the three years ended August 31, 2007 and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 29, 2007 (File No. 001- 33633).

The results of operations for the three and nine months ended May 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year, and because of the continued uncertainty of general economic conditions impacting the key end markets in which we participate.

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

Accounting Standards Yet to be Adopted

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149 (“SFAS No. 133”) and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, and is therefore effective for us beginning in fiscal year 2010. We are currently assessing the potential impact that the adoption of FAS 161 may have on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(revised 2007), Business Combinations (“SFAS No.141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations transacted subsequent to a company’s first annual reporting period beginning after December 15, 2008, and is therefore effective for us beginning in fiscal year 2010. The impact that SFAS No. 141(R) might have our results of operation and financial position will depend upon the nature, terms and size of any acquisitions that we may consummate after the effective date.

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

3. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	May 31, 2008	August 31, 2007
Raw materials and supplies	$14,884	$13,277
Work in process	342	178
Finished goods	35,995	33,831

	51,221	47,286
Less: Reserves	(3,038)	(1,752)

	$48,183	$45,534

4. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Borrowings Preceding the Spin-Off

The debt levels and associated interest costs reflected within the historical combined financial statements prior to the Distribution Date reflect assumptions regarding prospective debt issuances based upon our anticipated financial condition on or about the time of the spin-off. Debt in the amount of $75.0 million was assumed to have been outstanding during all periods preceding the Distribution Date. Accordingly, Zep has reflected the interest expense associated with these borrowings within our historical results of operations as though $75.0 million in total borrowings had been outstanding during all periods presented therein.

Borrowings Following the Spin-Off

On October 19, 2007, we executed a revolving credit facility and a receivables facility in anticipation of the spin-off, and the significant terms of each of those facilities are discussed below. We drew $62.5 million from that revolving credit facility on October 31, 2007, and these proceeds were immediately distributed to Acuity Brands. Additionally, we assumed a $7.2 million industrial revenue bond due in 2018 as well as approximately $0.3 million of other debt following the spin-off. Further detail regarding each of these debt instruments including amounts outstanding under each as of May 31, 2008 is provided below.

Revolving Credit Facility

On October 19, 2007, we entered into a $100 million unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”). These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, inaccurate or false representations or warranties, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events, and judgment defaults. We were in compliance with all related financial covenants at May 31, 2008.

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

As of May 31, 2008, borrowings under the Revolving Credit Facility totaled $58.5 million. Of that total outstanding amount, $6.0 million has been classified as Short-term debt on our Consolidated and Combined Balance Sheets in accordance with the maturity date associated with those borrowings. Our Consolidated and Combined Balance Sheets include $10.0 million of borrowings made under this agreement that have been classified as Current maturities of long-term debt reflecting our intention to settle that amount during fiscal year 2008. The remaining $42.5 million has been reported within Long-term debt, less current maturities. The base interest rate associated with borrowings made under the Revolving Credit Facility subsequent to the spin-off has approximated 3.8% during the nine months ended May 31, 2008. As of May 31, 2008, we had additional borrowing capacity under the Revolving Credit Facility of $39.2 million, which represents the full amount of the Revolving Credit Facility less the aforementioned borrowings as well as the outstanding letters of credit of $2.3 million that were issued under the Revolving Credit Facility and are discussed below.

Receivables Facility

On October 19, 2007, we entered into a one-year Credit and Security Agreement (“Receivables Facility”) that allows us to borrow, on an ongoing basis, up to $40 million secured by undivided interests in a defined pool of trade accounts receivable of the Company. Interest rates under the Receivables Facility vary with asset-backed commercial paper rates plus an applicable margin of 0.325%. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $38.2 million at May 31, 2008, and there were no outstanding borrowings under the Receivables Facility as of that date. The Receivables Facility contains customary reporting and compliance covenants as well as a cross-default provision whereby we would be in default should an occurrence of a default or an event of a default result under any other financing arrangement where we are a debtor or an obligor to debt in excess of $25 million. We were in compliance with all related financial covenants at May 31, 2008.

Industrial Revenue Bonds

The industrial revenue bonds due 2018 were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in that city. We are required to make principal and interest payments on the bonds. We will fulfill these requirements by making interest payments on a quarterly basis, and by settling the associated principal obligation in 2018 upon maturity. The payment of principal and interest on the bonds is secured by an irrevocable letter of credit issued by Wachovia Bank, National Association. The bonds currently bear interest at a weekly rate. The interest rate during the nine months ended May 31, 2008 and May 31, 2007 averaged 2.9% and 3.6%, respectively. Pursuant to certain cross-default provisions relating to our industrial revenue bonds, a breach of financial covenants set forth in our Revolving Credit Facility Agreement constituting an event of default under the Revolving Credit Facility Agreement would also constitute an event of default under our industrial revenue bonds.

Letters of Credit

Subsequent to August 31, 2007 and in connection with the spin-off, we issued outstanding letters of credit totaling $9.8 million primarily for the purpose of securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bonds. At May 31, 2008, a total of $2.3 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

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

The following table summarizes the components of interest expense, net:

	Three Months Ended May 31		Nine Months Ended May 31
	2008	2007	2008	2007
Interest expense	$606	$1,347	$2,515	$3,856
Interest income	(117)	(56)	(146)	(172)

Interest expense, net	$489	$1,291	$2,369	$3,684

5. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and we are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the results of operations, financial position, or cash flows of Zep. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on our future results of operations, financial position, or cash flows. Zep establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

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

In June 2007, we reached a final resolution of the investigation by the United States Department of Justice (the “DOJ”) of certain environmental issues at our primary manufacturing facility, located in Atlanta, Georgia. In connection with this resolution we are subject to a three-year probation period that incorporates a compliance agreement with the United States Environmental Protection Agency (the “EPA”). Under the compliance agreement, we will be required to maintain an enhanced compliance program. The resolution of this matter is not expected to lead to a material loss of business, any disruption of production, or materially higher operating costs. However, in the event of our material breach of the compliance agreement, those consequences could occur.

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

With respect to the only active site involving property which we own and where we have been named as a potentially responsible party—our property on Seaboard Industrial Boulevard in Atlanta, Georgia—we and the current and former owners of adjoining properties had reached agreement to share the expected costs and responsibilities of implementing an approved corrective action plan under the Georgia Hazardous Response Act (“HSRA”) to periodically monitor property along a nearby stream for a period of five years ending in 2009. Subsequently, in connection with the DOJ investigation, we and the EPA each analyzed samples taken from certain sumps at the Seaboard facility. The sample results from some of the sump tests indicated the presence of certain hazardous substances. As a result, we notified the Georgia Environmental Protection Division (the “EPD”) and are conducting additional soil and groundwater studies pursuant to HSRA.

Based on the results to date of the above-mentioned studies, we are conducting voluntary subsurface remediation of the site. In May 2007 we accrued a pretax liability of $5.0 million representing our best estimate of costs associated with voluntary sub-surface remediation, primarily to remove contaminants from soil underlying one of our manufacturing facilities, and other related environmental issues. While over approximately the next four years we could expend an amount ranging up to $7.5 million on these efforts, our best estimate of voluntary remediation costs continues to be $5.0 million. To date we have expended approximately $0.6 million of the $5.0 million reserve established in May 2007. Further sampling and engineering studies as well as regulatory requirements could cause us to revise the current estimate. We believe that additional expenditures after four years of remediation may be necessary and that those expenditures, based on currently available information, could range up to an additional $10.0 million during the subsequent twenty-five year period. It may be appropriate to capitalize certain of the expenditures that might be incurred in this twenty-five year period. We arrived at the current estimates on the basis of preliminary studies prepared by two, independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

The EPA has issued a Notice of Violation (“NOV”) and document request regarding the use and management of certain trench drains at the Seaboard production facility as well as assorted minor waste labeling issues. The Company has responded to the request, is in discussions with the EPA concerning the basis for the NOV as it relates to the trench drains, and is cooperating with the agency to bring the matter to a conclusion.

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

6. RESTRUCTURING CHARGES

During the first quarter of fiscal year 2008, Zep’s management announced its intention to pursue a strategic plan focused upon achieving the Company’s long-term financial objectives. As part of this program, we recorded a pretax charge of $9.3 million reflecting the cost of restructuring and other special items during the three months ended May 31, 2008. These third quarter charges are composed of severance related costs totaling approximately $4.5 million, product line simplification costs of $1.5 million (approximately $1.2 million of which is related to inventory disposal and is required to be reported within Cost of Products Sold), and facility lease contract termination costs of approximately $3.3 million. The Company recorded a net pretax charge for severances of $0.8 million in the second quarter of fiscal 2008 under this strategic plan. The Company’s employee severance programs are currently expected to affect a total of 161 employees. The Company is in the early stages of implementing its broader restructuring initiatives, and while the full extent of these initiatives is not yet known, we anticipate that, beyond 2008, we will incur additional expenses as we reduce the complexity currently associated with our product and customer portfolio, realign our manufacturing and distribution operations to better serve our customers, exit certain leased properties, and take further actions necessary to streamline the business.

On February 22, 2005, Acuity Brands announced certain actions to accelerate its efforts to streamline and improve the effectiveness of its operations. As part of this program, Zep recorded a pretax charge of $4.5 million during fiscal year 2005 to reflect the costs associated with the elimination of approximately 70 salaried positions worldwide. This streamlining effort included facility consolidations and process improvement initiatives. At the close of the first fiscal quarter of 2008, Zep’s restructuring reserve included approximately $0.4 million of the initial $4.5 million charge recorded in February 2005. During the second quarter of fiscal 2008, and as part of the overall strategic planning effort, Zep’s management evaluated restructuring initiatives set forth by previous management teams. The Company no longer intends to support those restructuring programs enacted prior to the spin-off, and, therefore, the remaining $0.4 million associated with those programs was reversed during the second quarter of fiscal 2008. The net pretax restructuring charge recognized in the second and third quarters of fiscal 2008 totaled $8.5 million. The fiscal 2008 changes to the restructuring charge reserve (included within Accrued compensation and Other accrued liabilities on the Consolidated and Combined Balance Sheets) during the nine months ended May 31, 2008 are summarized as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2007	$812	$—
Restructuring liabilities assumed by Acuity Brands upon Distribution	(455)	—
Discontinuation of 2005 restructuring program	(357)	—
Restructuring charge recorded during fiscal 2008	5,272	3,255
Payments made from 2008 restructuring charge	(538)	—

Balance as of May 31, 2008	$4,734	$3,255

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

The following table calculates basic and diluted earnings per common share for the three and nine months ended May 31, 2008 and May 31, 2007:

	Three Months Ended May 31		Nine Months Ended May 31
	2008	2007	2008	2007
Basic earnings per share:
Net income	$168	$3,550	$8,355	$6,892
Basic weighted average shares outstanding	20,877	20,811	20,846	20,811

Basic earnings per share	$0.01	$0.17	$0.40	$0.33

Diluted earnings per share:
Net income	$168	$3,550	$8,355	$6,892
Basic weighted average shares outstanding	20,877	20,811	20,846	20,811
Common stock equivalents (stock options and restricted stock)	446	—	351	—

Diluted weighted average shares outstanding	21,323	20,811	21,197	20,811

Diluted earnings per share	$0.01	$0.17	$0.39	$0.33

8. SHARE-BASED PAYMENTS

On September 1, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for share-based payment awards. We recorded $1.2 million and $0.8 million of share-based expense for the three months ended May 31, 2008 and 2007, respectively. The Company recorded $2.8 million and $2.4 million of share-based expense for the nine months ended May 31, 2008 and 2007, respectively.

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

9. INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. We adopted FIN 48 effective September 1, 2007. Federal and state income tax liabilities relating to periods prior to the spin-off remain the responsibility of Acuity Brands pursuant to the tax disaffiliation agreement, and, therefore, the adoption of this pronouncement had a de minimus impact on our results from operations and financial position during the nine months ended May 31, 2008. As of the adoption date, we had gross tax-effected unrecognized tax benefits (including interest and penalties) of $1.1 million, none of which, if recognized, would affect our effective tax rate due to the offsetting receivable from Acuity Brands provided for in the tax disaffiliation agreement.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of May 31, 2008, we had gross tax-effected unrecognized tax benefits (including interest and penalties) of $1.9 million. Only $0.1 million of this $1.9 million, if recognized, would affect our effective tax rate due to the offsetting receivable from Acuity Brands. We recorded approximately $0.6 million of gross tax-effected unrecognized tax benefits related to tax positions taken during prior periods in the three months ended May 31, 2008, the offset of which was recorded as an increase in the receivable from Acuity Brands. During the nine months ended May 31, 2008, there were no material changes included in the statement of operations as a result of interest and penalties recorded by the Company.

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

10. COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. We currently intend to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, thus the foreign currency translation adjustments presented in the below listed tabular disclosure as well as within our Consolidated and Combined Statements of Stockholders’ Equity and Comprehensive Income are not affected by domestic income taxes. The calculation of comprehensive income is as follows:

	Three Months Ended May 31		Nine Months Ended May 31
	2008	2007	2008	2007
Net income	$168	$3,550	$8,355	$6,892
Foreign currency translation adjustments	420	5,486	4,970	3,179

Comprehensive income	$588	$9,036	$13,325	$10,071

Foreign currency translation adjustments for the three and nine months ended May 31, 2008 resulted primarily from the weakening of the U.S. Dollar against certain currencies, particularly the Canadian Dollar and the Euro.

11. SUBSEQUENT EVENT FOOTNOTE

As stated in Note 4 of Notes to Consolidated and Combined Financial Statements, our outstanding long-term debt is attributable to credit facilities having variable interest rates. On June 3, 2008, the Company entered into two, $5.0 million interest rate swap arrangements which effectively converted $10 million of our variable-rate debt based on one-month LIBOR to a fixed rate of 3.20%. These swaps mature on June 7, 2010. Additionally, on June 26, 2008, the Company entered into two, $5.0 million interest rate swap arrangements. The first of these arrangements effectively converted $5.0 million of our variable-rate debt based on one-month LIBOR to a fixed rate of 3.49%. The second of these arrangements effectively converted $5.0 million of our variable-rate debt based on one-month LIBOR to a fixed rate of 3.50%. The swaps executed on June 26, 2008 each mature on June 30, 2010. As permitted by SFAS No. 133, we have designated these swaps as cash flow hedges. The objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated and Combined Financial Statements and related notes thereto. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Zep for the three and nine months ended May 31, 2008 and May 31, 2007. For a more complete understanding of this discussion, please read the Notes to Consolidated and Combined Financial Statements included in this report. Also, please refer to our Annual Report on Form 10-K for the fiscal year ended August 31, 2007, filed with the Securities and Exchange Commission on November 29, 2007, for additional information regarding us including the audited combined financial statements of Zep as of and for the three years ended August 31, 2007 and the related notes thereto.

Overview

Company

We are a leading producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. The stock of Zep is listed on the New York Stock Exchange under the ticker symbol “ZEP”. Our product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, and pest and weed control products. We continually expand our product portfolio and service offerings through the introduction of new products and formulations as well as new services to meet the demands of the industry and our customers. We market these products and services under well recognized and established brand names, such as Zep®, Zep Commercial®, Enforcer®, and Selig™, some of which have been in existence for more than 70 years. We reach our customers through an experienced international organization of sales representatives, supported by highly skilled research and development and technical services teams, who collectively provide creative solutions for our customers’ diverse cleaning and maintenance needs by utilizing their extensive product expertise and providing customized value added services that we believe distinguish us among our competitors. Due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarter of our fiscal year have historically outpaced those generated in the first six months of the fiscal year. While these factors will continue to influence the Company’s business in the latter portion of fiscal 2008, some weakness in volume may occur in the remainder of the fiscal year as the Company manages through a difficult economy that is believed to be negatively impacting some of the industries the Company serves. Additionally, as some of the Company’s strategic initiatives are being implemented, particularly those related to demand shaping, the Company’s revenue may be negatively affected. These initiatives are designed to position the Company for future revenue and earnings growth.

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

Liquidity and Capital Resources

Our principal sources of liquidity are operating cash flows generated primarily from operating activities and various sources of borrowings. Our ability to generate sufficient cash flow from operations and to access certain capital markets, including banks, is necessary for us to fund our operations, to pay dividends, to meet obligations as they become due, and to maintain compliance with covenants contained within our financing agreements. Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, compliance with covenants contained in certain of our financing agreements, and our ability to access capital markets. Based on our current cash on hand, current financing arrangements, and current projections of cash flow from operations, management believes that the Company will be able to meet its liquidity needs over the next twelve months.

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

The Company’s operating activities provided $10.5 million of cash during the nine months ended May 31, 2008 and 2007. Higher net income and improved cash flow from working capital during the nine months ending May 31, 2008 was partially offset by a non-recurring benefit from accrued marketing programs during the same period in the previous year.

Operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) increased by approximately $5.3 million to $106.7 million at May 31, 2008 from $101.4 million at August 31, 2007. The increase in operating working capital was due to increased inventory as a result of replenishing our stock position and the impact of currency appreciation on foreign denominated assets partially offset by improvement in accounts payable resulting from the timing of payments to suppliers.

Management believes that investing in assets and programs that will over time increase the overall return on our invested capital is a key factor in driving stockholder value. We invested $5.1 million in the first nine months of fiscal 2008 primarily for machinery, equipment, leasehold improvements, and information technology. We expect our investment in such assets and programs to approximate $7 million to $8 million in fiscal 2008.

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

Borrowings Following the Spin-Off

On October 19, 2007, we executed a receivables facility and a revolving credit facility in anticipation of the spin-off, and the significant terms of each of those facilities are discussed below. We drew $62.5 million from that revolving credit facility on October 31, 2007, and these proceeds were immediately distributed to Acuity Brands. Additionally, we assumed a $7.2 million industrial revenue bond due in 2018 and approximately $0.3 million of other debt following the spin-off. Further detail regarding each of these debt instruments including amounts outstanding under each as of May 31, 2008 is provided below.

Revolving Credit Facility

On October 19, 2007, we entered into a $100 million unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense) as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”). These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, inaccurate or false representations or warranties, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events, and judgment defaults. We were in compliance with all related financial covenants at May 31, 2008.

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

On June 3, 2008, the Company entered into two, $5.0 million interest rate swap arrangements which effectively converted $10 million of our variable-rate debt based on one-month LIBOR to a fixed rate of 3.20%. The swaps mature on June 7, 2010. Additionally, on June 26, 2008, the Company entered into two, $5.0 million interest rate swap arrangements. The first of these arrangements effectively converted $5.0 million of our variable-rate debt based on one-month LIBOR to a fixed rate of 3.49%. The second of these arrangements effectively converted $5.0 million of our variable-rate debt based on one-month LIBOR to a fixed rate of 3.5%. The swaps executed on June 26, 2008 each mature on June 30, 2010. As permitted by SFAS No. 133, we have designated these swaps as cash flow hedges. The objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

As of May 31, 2008, borrowings under the Revolving Credit Facility totaled $58.5 million. Of that total outstanding amount, $6.0 million has been classified as Short-term debt on our Consolidated and Combined Balance Sheets in accordance with the maturity date associated with those borrowings. Our Consolidated and Combined Balance Sheets include approximately $10.0 million of borrowings made under this agreement that have been classified as Current maturities of long-term debt reflecting our intention to settle that amount during fiscal year 2008. The remaining $42.5 million has been reported within Long-term debt, less current maturities. The base interest rate associated with borrowings made under the Revolving Credit Facility subsequent to the spin-off has approximated 3.8% during the nine months ended May 31, 2008. As of May 31, 2008, we had additional borrowing capacity under the Revolving Credit Facility of $39.2 million, which represents the full amount of the Revolving Credit Facility less the aforementioned borrowings as well as the outstanding letters of credit of $2.3 million that were issued under the Revolving Credit Facility and are discussed below.

Receivables Facility

On October 19, 2007, we entered into a one-year Credit and Security Agreement (“Receivables Facility”) that allows us to borrow, on an ongoing basis, up to $40 million secured by undivided interests in a defined pool of trade accounts receivable of the Company. Interest rates under the Receivables Facility vary with asset-backed commercial paper rates plus an applicable margin of 0.325%. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $38.2 million at May 31, 2008, and there were no outstanding borrowings under the Receivables Facility as of that date. The Receivables Facility contains customary reporting and compliance covenants as well as a cross-default provision whereby we would be in default should an occurrence of a default or an event of a default result under any other financing arrangement where we are a debtor or an obligor to debt in excess of $25 million. We were in compliance with all related financial covenants at May 31, 2008.

Industrial Revenue Bonds

The industrial revenue bonds due 2018 were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in that city. We are required to make principal and interest payments on the bonds. We will fulfill these requirements by making interest payments on a quarterly basis, and by settling the associated principal obligation in 2018 upon maturity. The payment of principal and interest on the bonds is secured by an irrevocable letter of credit issued by Wachovia Bank, National Association. The bonds currently bear interest at a weekly rate. The interest rate during the nine months ended May 31, 2008 and May 31, 2007 averaged 2.9% and 3.6%, respectively. Pursuant to certain cross-default provisions relating to our industrial revenue bonds, a breach of financial covenants set forth in our Revolving Credit Facility Agreement constituting an event of default under the Revolving Credit Facility Agreement would also constitute an event of default under our industrial revenue bonds.

Letters of Credit

Subsequent to August 31, 2007 and in connection with the spin-off, we issued outstanding letters of credit totaling $9.8 million primarily for the purpose of securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bonds. At May 31, 2008, a total of $2.3 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

Dividends

We paid cash dividends on common stock of $1.8 million or $0.08 per share during the nine months ended May 31, 2008. On June 25, 2008, our Board of Directors declared a quarterly dividend of $0.04 per share. We expect to pay a regular quarterly dividend at an initial annual rate of $0.16 per share. Our ability to fund a regular quarterly dividend is impacted by our financial results and the availability of surplus funds. Delaware law prohibits the payment of dividends or otherwise distributing funds to our stockholders absent a legally available surplus. Our ability to generate positive cash flows from operating activities directly affects our ability to make dividend payments. Also, restrictions under the instruments governing our indebtedness could impair our ability to make such payments. Effective as of the date of the spin-off, payments on our indebtedness and the quarterly dividend are expected to account for the majority of our financing activities.

All decisions regarding the declaration and payment of dividends are at the discretion of our Board of Directors and are evaluated periodically in consideration of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors our Board of Directors deems relevant. We do not currently have plans to change our annual dividend rate.

Cash Settlement with Acuity Brands

The distribution agreement entered into between Zep and Acuity Brands provided for a cash settlement. This cash settlement is determinable upon a calculation involving the combined result of our cash flow during fiscal year 2007, plus or minus our actual cash flow during the period from September 1, 2007 until the distribution date (less any cash held by us on the distribution date). The calculation was finalized on April 11, 2008, and Acuity Brands has remitted approximately $4.0 million, plus interest, to Zep in accordance with the cash settlement stipulated within the distribution agreement. The proceeds from this receipt were used to reduce our outstanding debt obligations.

Results of Operations

Third Quarter of Fiscal 2008 Compared with Third Quarter of Fiscal 2007

The following table sets forth information comparing the components of net income for the three months ended May 31, 2008 with the three months ended May 31, 2007:

	Three Months Ended May 31		Percent Change
(Dollars in millions)	2008	2007
Net Sales	$145.2	$145.4	(0.1)%
Gross Profit	80.5	84.9	(5.2)%
Percent of net sales	55.4%	58.4%
Operating Profit	0.9	7.5	(87.5)%
Percent of net sales	0.6%	5.1%
Income before Provision for Taxes	0.5	6.4	(92.5)%
Percent of net sales	0.3%	4.4%
Net Income	$0.2	$3.6	(95.3)%

Net Sales

Net sales were $145.2 million in the third quarter of fiscal 2008 compared with $145.4 million in the year-ago period, representing a decrease of $0.2 million or 0.1%. Sales were favorably influenced by the positive $4.3 million impact of foreign currency translation on international sales as well as by $2.1 million resulting from higher selling prices captured primarily within our domestic markets. However, the benefit from foreign currency translation and higher selling prices was more than offset by a $6.6 million decline in volume. The Company operated during the three months ended May 31, 2008 with less selling capacity compared with the third quarter of fiscal year 2007. In addition to normal attrition, this reduction in capacity was attributable to modifications in sales force hiring practices and stricter enforcement of sales performance standards designed to increase productivity and set the stage for growth consistent with our strategic plans. Also, we experienced softness in demand from transportation-related and home improvement customers. Finally, the third quarter of fiscal 2008 contained one less selling day than the comparative year-ago period.

Gross Profit

	Three Months Ended May 31		Increase (Decrease)	Percent Change
(Dollars in millions)	2008	2007
Net Sales	$145.2	$145.4	$(0.2)	(0.1)%
Cost of Products Sold	64.7	60.5	4.2	7.0%
Percent of net sales	44.6%	41.6%
Gross Profit	$80.5	$84.9	$(4.4)	(5.2)%
Percent of net sales	55.4%	58.4%

Gross profit decreased $4.4 million, or 5.2%, to $80.5 million in the third quarter of fiscal 2008 compared with $84.9 million in the third quarter of fiscal 2007. Gross profit margin of 55.4% in the third quarter of fiscal 2008 declined 298 basis points from that of the prior year’s third fiscal quarter. Gross profit and gross profit margin were impacted by unfavorable trends affecting our raw material costs, particularly those commodities affected by energy inputs. We incurred increased raw material costs of approximately $4.3 million during the three months ended May 31, 2008 compared with the third quarter of fiscal 2007. Also, cost of products sold in the third quarter of fiscal 2008 included a $1.2 million charge related to the establishment of a reserve for discontinued inventory made necessary by the Company’s product line simplification efforts. These costs were partially offset by the aforementioned foreign currency fluctuation and higher selling prices affecting net sales.

Operating Profit

	Three Months Ended May 31		Increase (Decrease)	Percent Change
(Dollars in millions)	2008	2007
Gross Profit	$80.5	$84.9	$(4.4)	(5.2)%
Percent of net sales	55.4%	58.4%
Selling, Distribution, and Administrative Expenses	71.8	77.5	(5.7)	(7.3)%
Restructuring Charge	7.8	—	7.8	—
Operating Profit	$0.9	$7.5	$(6.5)	(87.5)%
Percent of net sales	0.6%	5.1%

Operating profit generated during the three months ended May 31, 2008 totaled $0.9 million compared with $7.5 million earned during the three months ended May 31, 2007. Operating profit margins were 0.6% for the period, compared with 5.1% in the prior year. Foreign currency translation had an overall favorable impact on operating profit of approximately $0.4 million.

The Company experienced a decrease in selling, distribution, and administrative (“SD&A”) expenses by an aggregate of $5.7 million during the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007. The Company’s SD&A expenses during the third quarter of fiscal 2007 were adversely impacted by the $5.0 million charge incurred to establish an environmental reserve for voluntary remediation of sub-surface contaminants at the Company’s primary manufacturing facility. Costs associated with the administration of our insurance programs were $2.6 million less in the three months ended May 31, 2008 due to reduced headcount and favorable claims experience. Also, the Company reduced certain recruiting costs by $0.8 million. Partially offsetting these savings was the $2.3 million negative impact of foreign currency translation on total SD&A expenses. Also, the Company made $0.7 million in investments, which included consulting fees, in the third quarter of fiscal 2008 to support certain strategic initiatives.

Operating results for our third fiscal quarter of 2007 reflect an allocation of certain administrative costs associated with functions that were historically managed by our parent on our behalf prior to the spin-off. These functions include treasury, tax, executive and employee benefits, financial reporting, risk management, legal, corporate secretary and investor relations. Also included in these administrative costs were expenses associated with our equity award programs designed to incentivize and reward positive performance of our employees. During the third quarter of 2008, as anticipated, the actual costs of these administrative functions exceeded prior year’s allocated costs by approximately $0.4 million.

Earlier in the fiscal year, management announced its intention to pursue a strategic plan focused upon achieving the Company’s long-term financial objectives. As part of this program, we recorded a net pretax restructuring charge of $7.8 million during May 2008. This third quarter charge is composed of severance related costs totaling $4.5 million and facility lease contract termination costs of approximately $3.3 million.

Income before Provision for Taxes

	Three Months Ended May 31		Increase (Decrease)	Percent Change
(Dollars in millions)	2008	2007
Operating Profit	$0.9	$7.5	$(6.5)	(87.5)%
Percent of net sales	0.6%	5.1%
Other Expense (Income)
Interest Expense, net	0.5	1.3	(0.8)	(62.1)%
Miscellaneous Income	—	0.2	(0.2)	(82.4)%
Total Other Expense	0.5	1.1	(0.6)	(58.6)%
Income before Provision for Taxes	$0.5	$6.4	$(5.9)	(92.5)%
Percent of net sales	0.3%	4.4%

Other expense decreased compared to that of the prior year period and is composed primarily of interest expense associated with our outstanding debt obligations. Interest expense, net, was $0.5 million and $1.3 million during the third quarters of fiscal years 2008 and 2007, respectively. The reduction in interest costs is attributable to both less outstanding debt and lower interest rates.

Provision for Taxes and Net Income

	Three Months Ended May 31		Increase (Decrease)	Percent Change
(Dollars in millions)	2008	2007
Income before Provision for Income Taxes	$0.5	$6.4	$(5.9)	(92.5)%
Percent of net sales	0.3%	4.4%
Provision for Income Taxes	0.3	2.8	(2.5)	(89.0)%
Effective tax rate	64.9%	44.2%
Net Income	$0.2	$3.6	$(3.4)	(95.3)%

Net income for the third quarter of fiscal 2008 decreased $3.4 million, or 95.3%, to $0.2 million from $3.6 million reported in the third quarter of fiscal 2007. The decrease in net income resulted primarily from the decrease in operating profit noted above as well as an increase in our effective tax rate.

The effective tax rate for the third quarter of fiscal 2008 was 64.9%, compared with 44.2% in the same year-ago period. The effective tax rate in the third quarter of fiscal 2008 was negatively impacted by lower than estimated net profits within jurisdictions having favorable tax rates, the impact of state taxes, and the result of changes in estimated pre-tax income. As previously disclosed, the fiscal 2007 tax rate was adversely affected by the non-deductible fine that was paid in fiscal 2007 to resolve an environmental legal contingency.

Diluted earnings per share decreased $0.16 or 95.4% to $0.01 per diluted share in the third quarter of fiscal 2008 from the $0.17 per diluted share earned in the third quarter of fiscal 2007. Earnings in the three months ended May 31, 2008 were negatively impacted by $0.27 per diluted share as a result of the above mentioned restructuring charge. Earnings in the third quarter of fiscal 2007 were negatively impacted by $0.13 per diluted share due to the aforementioned $5.0 million environmental reserve recorded during that period.

Nine Months of Fiscal 2008 Compared with Nine Months of Fiscal 2007

The following table sets forth information comparing the components of net income for the nine months ended May 31, 2008 with the nine months ended May 31, 2007:

	Nine Months Ended May 31
(Dollars in millions)	2008	2007	Percent Change
Net Sales	$421.9	$413.3	2.1%
Gross Profit	238.3	238.1	0.1%
Percent of net sales	56.5%	57.6%
Operating Profit	15.5	16.4	(5.4)%
Percent of net sales	3.7%	4.0%
Income before Provision for Taxes	13.2	12.8	2.8%
Percent of net sales	3.1%	3.1%
Net Income	$8.4	$6.9	21.2%

Net Sales

Net sales were $421.9 million in the nine months ended May 31, 2008 compared with $413.3 million generated in the first nine months of fiscal 2007, representing an increase of $8.6 million or 2.1%. The increase in net sales was due primarily to the favorable effect of foreign currency translation on international sales as well as to higher selling prices captured primarily within our domestic markets. Foreign currency fluctuation and higher selling prices favorably impacted net sales in the first nine months of fiscal 2008 by approximately $11.6 million and $7.0 million, respectively.

The favorable impact of fluctuation in foreign currencies and higher selling prices was partially offset by volume declines in our domestic markets. Overall unit volume was adversely impacted as we operated our North American core business with reduced selling capacity as well as by the softening retail marketplace within which we participate. Partially offsetting those volume declines was the improved demand seen in our European markets.

Gross Profit

	Nine Months Ended May 31
(Dollars in millions)	2008	2007	Increase (Decrease)	Percent Change
Net Sales	$421.9	$413.3	$8.6	2.1%
Cost of Products Sold	183.7	175.3	8.4	4.8%
Percent of net sales	43.5%	42.4%
Gross Profit	$238.3	$238.1	$0.2	0.1%
Percent of net sales	56.5%	57.6%

Gross profit increased $0.2 million, or 0.1% to $238.3 million in the nine months ended May, 31 2008 compared with $238.1 million in the nine months ended May 31, 2007. Gross profit margin of 56.5% in the first nine months of fiscal 2008 declined 112 basis points from that generated during the same period of the prior fiscal year. The increase in gross profit was driven primarily by the aforementioned foreign currency fluctuation and higher selling prices. This improvement was partially offset by volume declines as well as the increased cost of raw materials, particularly those affected by energy inputs. On a comparative year-to-date basis, raw material cost increased a total of $6.3 million. Also, cost of products sold in the first nine months of fiscal 2008 included a $1.2 million charge related to the establishment of a reserve for discontinued inventory made necessary by the Company’s product line simplification efforts. Additionally, our costs of products sold during the nine months ended May 31, 2008 were negatively impacted by foreign currency translation.

Operating Profit

	Nine Months Ended May 31
(Dollars in millions)	2008	2007	Increase (Decrease)	Percent Change
Gross Profit	$238.3	$238.1	$0.2	0.1%
Percent of net sales	56.5%	57.6%
Selling, Distribution, and Administrative Expenses	214.2	221.4	(7.2)	(3.3)%
Restructuring Charge	8.5	—	8.5	—
Operating Profit	$15.5	$16.4	$(0.9)	(5.4)%
Percent of net sales	3.7%	4.0%

Operating profit decreased $0.9 million, or 5.4%, in the nine months ended May 31, 2008 to $15.5 million from $16.4 million reported in the same period of fiscal 2007. Operating profit margins generated during this period of fiscal 2008 were 3.7% compared with 4.0% in the prior year period. Foreign currency translation has had an overall favorable impact on year-to-date operating profit of approximately $1.1 million.

In addition to the favorable impact from improved gross profit discussed above, we reduced SD&A expenses by an aggregate of $7.2 million during the nine months of fiscal 2008. The non-recurrence of certain costs associated with legal matters resolved during the prior year contributed to the reduction of SD&A expenses. During the second quarter of fiscal 2007 the Company recorded a $1.8 million charge in connection with the settlement of an investigation into certain past environmental practices. During the third quarter of fiscal 2007 SD&A expenses were adversely impacted by the $5.0 million charge recorded to establish an environmental reserve for voluntary remediation of sub-surface contaminants at the Company’s primary manufacturing facility. Legal fees during the first nine months of 2007 related to these actions totaled $1.8 million. We incurred approximately $2.7 million less in expenses during the nine months of fiscal 2008 due to the disciplined control of certain sales related costs. Additionally, expenses associated with our insurance programs as well as non-restructuring related severances declined when compared with the same year-ago period by $4.1 million. Partially offsetting these savings was the $5.9 million negative impact from foreign currency translation on total SD&A expenses. Also, the Company incurred incremental costs compared with the nine months of the prior fiscal year of approximately $1.5 million due to investments, which included consulting fees, made to support our strategic initiatives.

Operating results during fiscal 2007 reflect an allocation of certain administrative costs associated with functions that were historically managed by our parent on our behalf prior to the spin-off. These functions include treasury, tax, executive and employee benefits, financial reporting, risk management, legal, corporate secretary and investor relations. Also included in these administrative costs were expenses associated with our equity award programs designed to incentivize and reward positive performance of our employees. During the first nine months of 2008, as anticipated, the actual costs of these administrative functions outpaced the prior year’s allocated costs by approximately $1.2 million.

In the first half of fiscal 2008, management announced its intention to pursue a strategic plan focused upon achieving the Company’s long-term financial objectives. As part of this program, we have recorded net pretax restructuring charges of $8.5 million composed of severance related costs totaling $5.2 million and facility lease contract termination costs of approximately $3.3 million.

Income before Provision for Taxes

	Nine Months Ended May 31
(Dollars in millions)	2008	2007	Increase (Decrease)	Percent Change
Operating Profit	$15.5	$16.4	$(0.9)	(5.4)%
Percent of net sales	3.7%	4.0%
Other Expense (Income)
Interest Expense, net	2.4	3.7	(1.3)	(35.7)%
Miscellaneous Income	—	0.1	(0.1)	(66.3)%
Total Other Expense	2.3	3.6	(1.3)	(34.9)%
Income before Provision for Taxes	$13.2	$12.8	$0.4	2.8%
Percent of net sales	3.1%	3.1%

Other expense declined to $2.3 million and is composed primarily of interest expense associated with our outstanding debt obligations. Interest expense, net, was $2.4 million and $3.7 million during the nine months ended May 31, 2008 and 2007, respectively. The reduction in interest costs is attributable to both less outstanding debt and lower interest rates.

Provision for Taxes and Net Income

	Nine Months Ended May 31
(Dollars in millions)	2008	2007	Increase (Decrease)	Percent Change
Income before Provision for Income Taxes	$13.2	$12.8	$0.4	2.8%
Percent of net sales	3.1%	3.1%
Provision for Income Taxes	4.9	6.0	(1.1)	(18.4)%
Effective tax rate	36.8%	46.3%
Net Income	$8.4	$6.9	$1.5	21.2%

Net income for the nine months ended May 31, 2008 increased $1.5 million, or 21.2%, to $8.4 million from $6.9 million reported in the same period of fiscal 2007. The increase in net income resulted primarily from the $15.5 million contributed from operating profit noted above as well as a decrease in expenses recognized for interest and income taxes.

The effective tax rate for the first three quarters of fiscal 2008 was 36.8%, compared with 46.3% in the year-ago period. As previously disclosed, the fiscal 2007 tax rate was adversely affected by the non-deductible fine that was paid in fiscal 2007 to resolve an environmental legal contingency. Our effective tax rate is anticipated to range between 37% and 38% in fiscal 2008.

Diluted earnings per share generated during the first nine months of fiscal year 2008 of $0.39 increased $0.06 per diluted share or 18.2% from the $0.33 per diluted share earned in the prior year period. Earnings in the nine months ended May 31, 2008 were negatively impacted by $0.30 per diluted share as a result of the restructuring charges recorded during fiscal year 2008. Earnings in the first nine months of fiscal 2007 were negatively impacted by $0.25 per diluted share due to charges related to environmental matters.

Outlook and Strategy

Previously, as a wholly-owned subsidiary of a public company, Zep’s role was that of a cash generating, low risk and relatively slow growth entity. Now that we are a stand-alone business, Zep’s focus and mission have dramatically changed. Management believes the Company is now positioned to transform itself into a dynamic, market-driven enterprise that not only delivers superior products and customer service, but that also continuously strengthens its top and bottom line financial performance.

We are led by an experienced executive management team having extensive business development, transformation and growth expertise. Drawing upon this knowledge, we devised a strategic plan that we expect will produce near and long-term results and support strong financial growth — particularly in sales, margins and return on invested capital — producing significant stockholder value.

We believe our strategy has several levers to increase profitability and cash flows. During the next three years of our transformational plans we intend to improve margins and working capital turns through the utilization of Lean methodologies, demand shaping activities, and our North American Manufacturing and Distribution Strategy (NAMADS). Lean focuses on eliminating waste from all processes and improving customer service. Demand shaping concentrates on reducing the complexity of our product and customer portfolio and, subsequently, dedicating valuable resources only to our more important and profitable products and customers. Our NAMADS will deploy regional manufacturing plants to proximities closer to our customers, evaluate competitive outsourcing further, and realign our current inventory stocking locations. We anticipate these efforts will, over the long-term, increase profitability and better service our customers.

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

While these long-term financial objectives are expressed in terms of annualized improvement, we are in the beginning stages of implementing our three-pronged strategic plan. We consider fiscal 2008 a transformational year that is focused on the execution of our long-term strategies and the positioning of the Company for future profitable growth. Initially, we anticipate inconsistent results as we undertake various restructuring initiatives. The Company is in the early stages of implementing its broader restructuring initiatives, and while the full extent of these initiatives is not yet known, we anticipate that, beyond 2008, we will incur additional expenses as we reduce the complexity currently associated with our product and customer portfolio, realign our manufacturing and distribution operations to better serve our customers, exit certain leased properties, and take further actions necessary to streamline the business.

Challenges exist that must be addressed and managed in order to accomplish our key strategic initiatives, including the continuing rapid increase of commodity costs which has prompted us to raise prices. Such increases have historically had a negative impact on unit volumes. We will continue to monitor economic variables such as costs for energy and raw materials, potential economic repercussions that could result from instability caused by worldwide political events, and the potential for changes in competition, including pricing. Other economic factors could negatively influence our performance in certain channels or industries such as retail and transportation. Due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarter of our fiscal year have historically outpaced those generated in the first six months of the fiscal year. While these factors will continue to influence the Company’s business in the latter portion of fiscal 2008, some weakness in volume may occur in the remainder of the fiscal year as the Company manages through a difficult economy that is believed to be negatively impacting some of the industries the Company serves. Additionally, as some of the Company’s strategic initiatives are being implemented the Company’s revenue and profitability may be negatively affected. These initiatives are designed to position the Company for future revenue and earnings growth. Most importantly, management anticipates that the Company will remain a business that consistently produces solid cash flow on an annual basis in most foreseeable economic conditions.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated and Combined Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to: inventory valuation; share-based compensation expense, depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with Zep’s Audit Committee. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to our Annual Report on Form 10-K for the year ended August 31, 2007 filed with the SEC on November 29, 2007.

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

Examples of forward-looking statements made in this report include, without limitation, statements made relating to: (a) our belief that the probability the Distribution will be deemed a taxable event is remote; (b) our expectations regarding liquidity based on cash on hand, availability under existing financing arrangements, and current projections of net cash provided by operating activities; (c) our expectation that during fiscal year 2008 we will invest approximately $7 million to $8 million for machinery, equipment, and information technology, and our belief that these investments will improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities during fiscal year 2008; (d) the Company’s belief that it is positioned to transform itself into a dynamic, market-driven enterprise that is poised for sustainable profitable growth now that it is conducting operations as a stand-alone business; (e) the expectation that our strategic plan will produce long-term results supporting strong financial growth; (f) the intention to initiate our North American Manufacturing and Distribution Strategy during fiscal 2008 as well as the benefits that may result from the initiation of this strategy; (g) any anticipated benefits from demand shaping efforts and the impact on products or customers; (h) any anticipated effects that entrance into the $6.4 billion industrial distribution channel might have on our revenues over the coming years; (i) the plan to accomplish growth in the industrial distribution channel through both organic growth and targeted acquisitions; (j) our view that fiscal 2008 is a transformational year and our anticipation that initial operating results will be inconsistent as we progress towards attaining our long-term financial objectives; (k) estimates of the cost of our restructuring initiatives; (l) the expectation that our strategic initiatives will be implemented with aggressive, but focused direction, careful deliberation and skill, and that we intend to make meaningful progress in the execution of our strategic initiatives in the coming year; (m) the impact that managing through current economic conditions may have on our customers and ultimately our own sales volumes; and (n) the short-term impact that the implementation of certain of our strategic initiatives might have on net sales and profitability.

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

As stated in Note 4 of Notes to Consolidated and Combined Financial Statements, our outstanding long-term debt is attributable to credit facilities having variable interest rates. On June 3, 2008, the Company entered into two, $5.0 million interest rate swap arrangements which effectively converted $10 million of our variable-rate debt based on one-month LIBOR to a fixed rate of 3.20%. These swaps mature on June 7, 2010. Additionally, on June 26, 2008, the Company entered into two, $5.0 million interest rate swap arrangements. The first of these arrangements effectively converted $5.0 million of our variable-rate debt based on one-month LIBOR to a fixed rate of 3.49%. The second of these arrangements effectively converted $5.0 million of our variable-rate debt based on one-month LIBOR to a fixed rate of 3.50%. The swaps executed on June 26, 2008 each mature on June 30, 2010. As permitted by SFAS No. 133, we have designated these swaps as cash flow hedges. The objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2008. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2008. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on our results of income, financial position, or cash flows in future periods. We establish reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved. See “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

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

Zep Inc. REGISTRANT

DATE: July 9, 2008	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: July 9, 2008	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3.	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc.	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.