Form 10-K
period 2008-08-31
Zep Inc.
filed 2008-11-06
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended August 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to             .

Commission file number 01-33633.

Zep Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0783366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1310 Seaboard Industrial Boulevard, Atlanta, Georgia	30318-2825
(Address of principal executive offices)	(Zip Code)

(404) 352-1680

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock ($0.01 Par Value)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s common stock of $15.70 as quoted on the New York Stock Exchange on February 29, 2008, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $289,084,116.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 20,975,506 shares as of October 31, 2008.

Documents Incorporated by Reference

Location in Form 10K	Incorporated Document
Part II, Item 5	Proxy Statement for January 8, 2009 Annual Meeting of Stockholders
Part III	Proxy Statement for January 8, 2009 Annual Meeting of Stockholders

Zep Inc.

PART I

Item 1. Business

Zep Inc. (“Zep” or the “Company”) is a leading manufacturer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. Our product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, and pest and weed control products. We continually expand our product portfolio and service offerings through the introduction of new products and formulations as well as new services to meet the demands of the industry and our customers. We market these products and services under well recognized and established brand names, such as Zep®, Zep Commercial®, Zep® Professional, Enforcer®, and Selig™, some of which have been in existence for more than 70 years. We reach our customers through an experienced, international organization of sales representatives supported by highly skilled research and development and technical services teams, who collectively provide creative solutions for our customers’ diverse cleaning and maintenance needs by utilizing their extensive product expertise and providing customized value added services that we believe distinguish us among our competitors. Our highly trained and experienced representatives further differentiate us from our competition by providing knowledge and consultation that reduce our customers’ total cost of ownership.

Through our direct sales organization, we provide convenient, highly effective cleaning and maintenance solutions to approximately 300,000 customers in a broad array of commercial, industrial, and institutional end-markets, including transportation, food processing and service, manufacturing, government, and housekeeping. These customers include government entities and businesses ranging from small sole proprietorships to large corporations. In fiscal year 2009 we introduced our Zep® Professional brand to customers within these end-markets who prefer to acquire product through the distribution channel. Additionally, our products are sold to contractors, small business owners, and homeowners who want to purchase professional strength cleaning products through large and small home improvement retailers. The home improvement channel is supported by sales and management personnel who focus on customers such as The Home Depot, Wal-Mart, Ace Hardware, True Value, Lowe’s and Menard’s.

We sell our products to customers primarily in the United States (77% of 2008 net sales), Canada (13% of 2008 net sales), and Western Europe (10% of 2008 net sales). For the fiscal year ended August 31, 2008, we generated net sales of $574.7 million and net income of $16.3 million.

Our separation from Acuity Brands, Inc.

We were spun-off from Acuity Brands, Inc. (“Acuity Brands”) effective October 31, 2007 through a distribution of 100% of the common stock of Zep to Acuity Brands’ stockholders (the “Distribution”). The stock dividend of one share of Zep common stock for every two shares of Acuity Brands common stock was distributed on a pro rata basis to holders of record of Acuity Brands common stock at the close of business on October 17, 2007, which was the record date for the Distribution. No fractional shares of Zep common stock were distributed. Instead of fractional shares, Zep stockholders received cash. Following the Distribution, Acuity Brands does not own any of our shares as the spin-off rendered us an independent public company. In conjunction with the separation of businesses, we and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between us and that define our relationship after the separation, including the Agreement of Plan of Distribution, which we refer to as the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement. The Internal Revenue Service has issued a private letter ruling supporting the spin-off’s tax-free status, and we continue to conduct our operations in a manner that is compliant with the conditions set forth by that ruling. We and Acuity Brands have also received an opinion from their external counsel supporting the spin-off’s tax-free status. Our common stock is listed on the New York Stock Exchange under the ticker symbol “ZEP.”

Brands

We market our products and services under well recognized and established brand names, such as Zep, Zep Commercial, Zep Professional, Enforcer, and Selig, some of which have been in existence for more than 70 years. A summary of our strong portfolio of brands, which provide customers with highly valued products and services across a broad array of commercial, industrial, institutional, and consumer end-markets is provided below:

•

Zep is our flagship brand and represents our largest portfolio of cleaning and maintenance solutions for commercial, industrial, and institutional customers needing highly effective product solutions and professional technical support.

•

Zep Commercial provides professional cleaning and plumbing chemical products targeted to contractors and small business owners and is currently sold through The Home Depot, HD Supply and other retailers.

•

Zep Professional was introduced in fiscal year 2009 and represents our portfolio of cleaning and maintenance solutions that will be offered to customers in the commercial, industrial, and institutional end-markets who prefer to acquire product through the distribution channel.

•	Enforcer provides retail plumbing and pest and weed control products sold through home improvement retailers.

•

Selig offers a limited assortment of cleaning solutions targeted to commercial, industrial and institutional customers. The Selig product line was merged into the Zep industrial and institutional product offering during fiscal year 2008, and redundant products were eliminated.

We have licenses for two other brands, the ArmorAll® Professional brand and a line of cleaners under the Rubbermaid® Commercial brand. We licensed the ArmorAll Professional name from The Clorox Company in 2002 to produce and sell a premium line of cleaning products for the transportation end-market. In 2003, we licensed and developed a line of cleaners under the Rubbermaid brand name that we currently sell primarily to Wal-Mart and Menard’s.

Industry

According to a recent Kline Group report, the United States commercial, industrial, and institutional cleaning chemicals market is an estimated $9.6 billion market. We believe we are one of the top four market leaders, which together hold slightly more than 40% of the total market share. We estimate that our greater than 3% market share trails only that of Ecolab Inc. and JohnsonDiversey Holdings, Inc. The market is highly fragmented and is served by hundreds of regional and niche participants who sell either directly to end-users or through distributors. Approximately two-thirds of the market is currently served through distributors while one-third of the market is currently served through direct sales. We are a market leader in the direct sales channel and the significant majority of our historical revenues have come from this channel. In general, the commercial, industrial, and institutional end-market enjoys growth consistent with GDP due to favorable end-market demographics, increasing government regulations, health and safety concerns, and consumer demand for cleanliness. In October 2008, we announced our entrance into the industrial distribution channel through the forging of strategic alliances with several world-class distributors. We anticipate that significant revenue growth can be achieved as we execute on our long-term strategy of entering and penetrating the $6.4 billion industrial distribution channel. These efforts, we anticipate, could produce 10-15% of our revenues within three years.

Additionally, based on internal and industry research, we estimate the total size of the retail cleaning chemicals market is approximately $5.5 billion. This market is served through channels including grocery, mass merchandisers, home improvement, drug, and other specialty retailers. We primarily sell through the home improvement channel, which only serves a portion of the overall retail cleaning chemicals market.

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

Our Products, Services, and Customers

Products. We produce a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer customers. We have more than 2,300 unique formulations that are used in manufacturing over 10,000 products for our customers.

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

Customers. We sell cleaning and maintenance solutions directly to approximately 300,000 customers. Our commercial, industrial, and institutional customers include government entities and businesses ranging from small sole proprietorships to large corporations as well as distributors. In addition, our cleaning and maintenance solutions are sold to contractors, small business owners, and homeowners who want to purchase professional strength cleaning products through home improvement retailers such as The Home Depot, Wal-Mart, Ace Hardware, True Value, Lowe’s and Menard’s. Net sales from The Home Depot, our largest customer, accounted for approximately 10%, 11%, and 12% of our total net sales during the three fiscal years ended August 31, 2008, respectively. Our next largest customer accounted for less than 1% of our net sales during the three fiscal years ended August 31, 2008.

Our cleaning and maintenance solutions are developed for customers in targeted end-markets, including the transportation, food processing and service, manufacturing, government, housekeeping, and contractors and small business owners markets. A summary of our product offerings, our representative brands, and the customers served in each of these end-markets is provided in the table below.

END-MARKETS	KEY PRODUCTS OFFERED	BRANDS	CUSTOMERS
Transportation	Interior and exterior vehicle cleaning products, solvents, degreasers, parts washers, lubricants, and hand care products	• Zep • Zep Professional • ArmorAll Professional	Automotive repair facilities, car washes, car dealers, aircraft, public transport, car rental facilities, trucks, trains, and construction vehicles

Food Processing and Service	Cleaners and sanitizers, kitchen cleaners, deodorizers, hand care products, and dispensing equipment	• Zep • Zep Professional	Farms, meat processing facilities, bakeries, grocery stores, and full and quick-serve restaurants

Manufacturing	Cleaners, degreasers, solvents, parts washers, lubricants, and hand care products	• Zep • Zep Professional	Federal, state and local government agencies, including cities, school districts, military, and police and fire departments

Government	Cleaners, degreasers, floor care, hand care products, deodorizers, and dispensing equipment	• Zep • Zep Professional	Federal, state and local government agencies, including cities, school districts, military, and police and fire departments

Housekeeping	Floor care, laundry systems, bathroom care, glass care, deodorizers, hand care products, and other janitorial products	• Zep • Zep Professional	Hospitality, healthcare, entertainment, and other industries that use janitorial housekeeping products

Contractors and Small Business Owners	Cleaners, degreasers, floor care, bathroom care, glass care, drain care, pressure wash products, and pest control products	• Zep Commercial • Enforcer • Rubbermaid Commercial	Small business owners, contractors, and homeowners

Sales

We reach our customers primarily through an experienced, international organization of sales representatives. Our compensation model is primarily commission-based. Net sales are largely dependent on the hiring, training, and retention of our commissioned sales representatives. Our sales organization covers the United States, Canada, Italy, Belgium, Luxemburg, the Netherlands and certain other smaller markets.

Manufacturing

We manufacture products at six facilities located in the United States, Canada, the Netherlands, and Italy. The three United States facilities produce approximately 90% of our manufactured product; the Canadian facility produces approximately 6%; and the two European facilities produce approximately 4%. Certain finished goods purchased from contract manufacturers and finished goods suppliers supplement the manufactured product line. Sales of outsourced product currently account for approximately 20% of our net sales volume. Outsourced product is predominately manufactured in the United States. Management does not believe the loss of any one supplier of outsourced product would have a material adverse impact on our results of operations.

Distribution

Products sold to commercial, industrial, and institutional end-markets are shipped from 44 strategically located branch warehouses throughout North America and Europe, which are supplied directly from our production facilities, and by one large distribution center in Atlanta, Georgia. The products sold to home improvement retailers are distributed nationwide from a facility located in Georgia. Products are primarily delivered through common and local carriers.

Research and Development

We employ approximately 40 chemists who develop product systems that provide comprehensive solutions for broad-based customer applications and who work in our technical services area supporting both our sales representatives and customers. Efforts to enhance existing formulations by utilizing new raw materials or combinations of raw materials have resulted in both new and improved products. Special emphasis has been placed on the development of environmentally preferable products based on renewable and environmentally preferred raw materials, such as the recent expansion of our GreenLink™ product line and introduction of a new line of products for the automotive market under the EnviroEdge™ name. Technical expertise is employed to incorporate proven technologies into new applications. Our research and development expense for each of the fiscal years ended August 31, 2008, 2007, and 2006, excluding technical services and packaging engineering, was approximately $2.3 million.

Competition

The cleaning and maintenance solutions industry is highly competitive. Overall, competition is fragmented in the commercial, industrial, and institutional end-markets, with numerous local and regional operators selling directly to customers, distributors, and a few national competitors. Many of these competitors offer products in some, but not all, of the markets we serve. Competition is based primarily on brand name recognition, price, product quality, and customer service. Competitors in the commercial, industrial, and institutional end-market include but are not limited to Ecolab Inc., JohnsonDiversey Holdings, Inc., Arch Chemicals, Inc., RPM International, Inc., NCH Corporation, Rochester Midland Corporation, and State Chemical Manufacturing Company. Many companies compete within the broader retail market for cleaning chemical products including but not limited to Church & Dwight Co., Inc., Procter and Gamble, WD-40 Company, Reckitt Benckiser plc, S.C. Johnson & Sons, Inc., Sunshine Makers, Inc., and The Clorox Company. We also compete in the home improvement channel with pest control companies such as Bayer, A.G., Spectrum Brands, Inc., and The Scott’s Company. Furthermore, barriers to entry and expansion in the industry are low, which may lead to additional competitive pressure in the future.

Patents, Licenses, and Trademarks

We own or have licenses to use various domestic and foreign patents and trademarks related to our formulations and products, processes, and businesses. These intellectual property rights, particularly our trademarks and formulations relating to our products, are important factors for our businesses. While patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us.

To protect these proprietary rights, we rely on copyright, patent, trade secret, and trademark laws. Despite these protections, unauthorized parties may attempt to infringe on our intellectual property. Our management is not aware of any such material unauthorized use or of any pending claims where we do not have the right to use any intellectual property material to our business.

Raw Materials

The key raw materials we use in our products are surfactants, polymers and resins, fragrances, water, solvents and other petroleum-based materials, and packaging materials. We purchase most raw materials on the open market and rely on third parties for the sourcing of some finished goods. Accordingly, the cost of products sold may be affected by changes in the market price of the above-mentioned raw materials or the sourcing of finished goods. Due to the mix of purchases (raw materials, components parts, and finished goods), timing of price increases, and other economic and competitive forces within the supply chain, it is not possible to determine the financial impact of future changes in the market price of these raw materials.

We do not engage in significant commodity hedging transactions for raw materials, though we have committed and will continue to commit to purchase certain materials for specified periods of time. Many of the raw materials we use are petroleum-based and, therefore, subject to the availability and price of oil or its derivatives. Significant increases in the prices of our products due to increases in the cost of raw materials could have a negative effect on demand for products and on profitability. While we have generally been able to pass along these increases in cost in the form of higher selling prices for our products, some customer conservation may have a negative impact on our sales volume. There can be no assurance that future disruptions in either supply or price of these materials will not negatively affect future results.

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

Seasonality and Cyclicality

Our business exhibits some seasonality, with net sales being affected by weather and the annual budget cycles of major customers. Historically, due to this seasonality and the number of available selling days, the second half of our fiscal year is much stronger in terms of sales, earnings, and cash flow than the first half. In addition, our net sales are dependent on the retail, wholesale, and industrial markets and demand for these markets is generally associated with GDP and housing construction in the United States. Economic downturns and the potential decline in key markets and demand for cleaning and maintenance products may have a material adverse effect on our net sales and operating income.

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

Employees

As of August 31, 2008, we had approximately 2,520 employees, including 1,870 in the United States, 310 in Canada, and 340 in Europe. Of our approximate 2,520 employees, we estimate that 285 were members of eight unions in the United States and Europe. Approximately 11% of Zep’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing a de minimis amount (less than 1%) of the Company’s work force will expire within one year.

International Operations

See Note 11: Geographic Distribution of Operations of the Notes to Consolidated and Combined Financial Statements for information regarding the geographic distribution of net sales, operating profit, and long-lived assets.

Information Concerning Zep Inc.

We were incorporated in 2007 under the laws of Delaware. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to these reports), together with all reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 by our officers, directors, and beneficial owners of 10% or more of our common stock, available free of charge through the “SEC Filings” link on our website, located at www.zepinc.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on our website is not incorporated by reference into this Annual Report on Form 10-K. Our reports are also available at the Securities and Exchange Commission’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549 or on their website at www.sec.gov.

Additionally, we have adopted a written Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including its principal executive officer and senior financial officers. This Code of Ethics and Business Conduct is being filed as Exhibit 14 to this Annual Report on Form 10-K. The Code of Ethics and Business Conduct and our Corporate Governance Guidelines are available free of charge through the “Corporate Governance” link on our website at www.zepinc.com. Additionally, the charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, and the rules and procedures relating thereto, are available free of charge through the “Corporate Governance” link on our website. Each of the Code of Ethics and Business Conduct, the Corporate Governance Guidelines, and the committee charters is available in print to any of our stockholders that request such document by contacting our Investor Relations department.

Item 1a. Risk Factors

Risks Related to our Business

Our results can be adversely affected by fluctuations in the cost or availability of materials used in our manufacturing processes.

The key raw materials we use in our products are surfactants, polymers and resins, fragrances, water, and solvents and other petroleum-based materials, and packaging materials. We do not engage in significant commodity hedging transactions for raw materials, though we have committed and will continue to commit to purchase certain materials for specified periods of time. Significant increases in the prices of our products due to increases in the cost of raw materials or packaging materials could have a negative effect on demand for products and on profitability. Many of the raw materials that we use are energy dependent, and, therefore are subject to the availability and price of energy related inputs such as oil and natural gas. Failure to effectively manage future increases in the costs of these materials could adversely affect our ability to achieve operating margins acceptable to stockholders. Furthermore, there are a limited number of suppliers for some of our raw materials, packaging materials, and finished goods. Our profitability and volume could be negatively impacted by limitations inherent within the supply chain of certain of these materials, including competitive conditions, governmental issues, legal issues, natural disasters, and other events that could impact both the availability and price of the materials.

We face significant competition and may face more significant competition in the future.

The cleaning and maintenance solutions industry is highly competitive. Overall, competition is fragmented in the commercial, industrial, and institutional end-market, with numerous local and regional operators selling directly to customers, distributors, and a few national competitors. Many of these competitors offer products in some of the markets we serve. Competition is based primarily on brand name recognition, price, product quality, and customer service. Competitors in the commercial, industrial, and institutional end-market include but are not limited to Ecolab Inc., JohnsonDiversey Holdings, Inc., Arch Chemicals, Inc., RPM International, Inc., NCH Corporation, Rochester Midland Corporation, and State Chemical Manufacturing Company. Many companies compete within the broader retail market for cleaning chemical products including but not limited to Church & Dwight Co., Inc., Procter and Gamble, WD-40 Company, Reckitt Benckiser plc, S.C. Johnson & Sons, Inc., Sunshine Makers, Inc., and The Clorox Company. We also compete in the home improvement channel with pest control companies such as Bayer, A.G., Spectrum Brands, Inc., and The Scott’s Company. Furthermore, barriers to entry and expansion in the industry are low, which may lead to additional competitive pressure in the future. We cannot assure you that we will be able to continue to compete successfully against current or future competitors or that change in the source or intensity of competitive pressure in the industry will not result in reduced market share that could negatively impact our results of operations, financial condition, or cash flows.

We may develop unexpected legal contingencies or lose insurance coverage.

We are subject to various claims, including legal claims arising in the normal course of business. As of August 31, 2008, we were insured up to specified limits for certain types of claims with a self-insurance retention of $0.5 million per occurrence, including toxic tort and other product liability claims, and are fully self-insured for certain other types of claims, including environmental, product recall, commercial disputes, patent infringement and errors and omissions. Based on our historical claims experience, our comprehensive general liability self-insurance retention limits have been increased to $1.5 million per occurrence for claims incurred after August 31, 2008. We establish reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters, if unfavorable, could have a material adverse effect on our results of operations, financial position or cash flows. In addition, we cannot assure you that we will be able to maintain current levels of insurance coverage for all matters that are currently insured for costs that we consider reasonable. Our insurance coverage is negotiated on an annual basis, and our insurance policies in the future may have coverage exclusions that would cause our costs for claims to rise.

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

The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental liabilities associated with divested assets, third party locations, and past activities. We have established reserves for environmental remediation activities and liabilities where appropriate. However, the cost of addressing environmental matters (including the timing of any charges related thereto) cannot be predicted with certainty, and these reserves may not ultimately be adequate, especially in light of potential changes in environmental conditions, changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, our potential liability to remediate sites for which provisions have not previously been established and the adoption of more stringent environmental laws. Such future developments could result in increased environmental costs and liabilities and could require significant capital and other ongoing expenditures, any of which could have a material adverse effect on our financial condition or results of operations. Furthermore, the failure to comply with our obligations under the environmental laws and regulations could subject us to administrative, civil, or criminal penalties, obligations to pay damages or other costs, and injunctions or other orders, including orders to cease operations. In addition, the presence of environmental contamination at our properties could adversely affect our ability to sell property, receive full value for a property, or use a property as collateral for a loan.

In June 2007, we reached a final resolution of the investigation by the United States Department of Justice (the “DOJ”) of certain environmental issues at our primary manufacturing facility, located in Atlanta, Georgia. In connection with this resolution we are subject to a three-year probation period that incorporates a compliance agreement with the United States Environmental Protection Agency (the “EPA”). Under the compliance agreement, we are required to maintain an enhanced compliance program. The resolution of this matter is not expected to lead to a material loss of business, any disruption of production, or materially higher operating costs. However, in the event of our material breach of the compliance agreement, those consequences could occur.

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

With respect to the only active site involving property which we own and where we have been named as a potentially responsible party—our property on Seaboard Industrial Boulevard in Atlanta, Georgia—we and the current and former owners of adjoining properties had reached agreement to share the expected costs and responsibilities of implementing an approved corrective action plan, submitted in 2004, under the Georgia Hazardous Response Act (“HSRA”) to periodically monitor property along a nearby stream for a period of five years ending in 2009. Subsequently, in connection with the DOJ investigation described earlier, we and the EPA each analyzed samples taken from certain sumps at the

Seaboard facility. The sample results from some of the sump tests indicated the presence of certain hazardous substances. As a result, we notified the Georgia Environmental Protection Division (the “EPD”) and conducted additional soil and groundwater studies pursuant to HSRA. We have submitted a corrective action plan to address the subsurface contamination north of Seaboard Industrial Boulevard, and we are currently discussing a proposed consent order with the EPD regarding our remediation efforts. We are conducting voluntary subsurface remediation of the Seaboard site.

In January 2008, the EPA issued a Notice of Violation and document request regarding the use and management of certain trench drains at the Seaboard production facility as well as assorted minor waste labeling issues. We responded to the request and are in discussions with the EPA and EPD to resolve this matter.

In May 2007, we accrued a pretax liability of $5.0 million representing our best estimate of costs associated with voluntary sub-surface remediation, primarily to remove contaminants from soil underlying one of our manufacturing facilities, and other related environmental issues. While over approximately the next four years we could expend an amount ranging up to $7.5 million on these efforts, our best estimate of voluntary remediation costs continues to be $5.0 million. To date we have expended approximately $0.9 million of the $5.0 million reserve established in May 2007. Further sampling, engineering studies, changes in regulatory requirements and/or final resolution of the proposed consent order could cause us to revise the current estimate. We believe that additional expenditures after four years of remediation may be necessary and that those expenditures, based on currently available information, could range up to an additional $10.0 million during the subsequent twenty-five year period. It may be appropriate to capitalize certain of the expenditures that might be incurred in this twenty-five year period. We arrived at the current estimates on the basis of studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

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

Over the past three years, approximately 50% of our manufactured products were produced at our Atlanta, Georgia (Seaboard) facility. In addition, our Emerson, Georgia facility packages the majority of our products sold to retail end-markets. We also maintain a national distribution center in Atlanta, Georgia. A material disruption of the operations of any of these facilities due to a natural disaster, work stoppages, power outages, or any other cause could have an adverse effect on our ability to maintain desired levels of profitability and volume and could affect our relationship with our most significant customers.

We may be unable to sustain significant customer relationships.

Relationships forged with customers, including The Home Depot, which represented approximately 10%, 11%, and 12% of our total net sales during the three fiscal years ended August 31, 2008, respectively, are directly impacted by our ability to deliver high quality products and service. We do not have a written contract obligating The Home Depot to purchase our products. The loss of or substantial decrease in the volume of purchases by The Home Depot would harm our sales and profitability.

We may not be able to attract and retain sufficiently qualified sales representatives and other personnel.

Our success is dependent upon the continued service of our highly skilled workforce and our ability to attract and retain new personnel. The challenge to attract top talent is a formidable one given the competition for such talent within our markets. In particular, we have historically experienced substantial turnover in sales representatives who have less than two years experience. This turnover in our sales force on a monthly basis increases our hiring and training expenses and can interrupt continuity with some of our customers. In addition, we are continuing to expand our sales efforts into alternative sales channels, including wholesale distribution through our Zep Professional product line. Widespread sales of our products through wholesale distribution could reduce the sales of our products by sales representatives in certain regions, which could lead to the loss of sales representatives and/or disputes over the terms of sales and commission agreements. We also have instituted stricter performance standards for our sales representatives. Failure to meet these standards could result in loss of employment for the sales representative, loss of customers and potential for lawsuits. Significant employee turnover and failure to maintain a qualified workforce could have a material adverse effect on our results of operations.

If we are unable to protect our information and telecommunication systems against disruptions or failures, our operations could be disrupted.

We are increasingly dependent on internal and third party information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for fulfilling and invoicing customer orders, applying cash receipts, determining reorder points and placing purchase orders on our suppliers, making cash disbursements, blending chemicals, and conducting digital marketing activities, data processing, and electronic communications among our locations and between company personnel and our customers and suppliers. We also depend on our telecommunication systems for communications between company personnel and our customers and suppliers. We have experienced system disruptions in the past that have adversely affected our ability to effectively manage our operations and service our customers. Future system disruptions, security breaches, or shutdowns could significantly disrupt our operations or may result in financial damage or loss because of lost or misappropriated information.

We may not properly execute, or realize anticipated cost savings or benefits from, our ongoing strategic transformation initiatives, information technology, or other initiatives.

Our success is partly dependent upon properly executing, and realizing cost savings or other benefits from, our ongoing strategic transformation initiatives (a discussion of which is provided within Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations), information technology, and other initiatives. These initiatives are primarily designed to make us more efficient in the sales, manufacture, and distribution of our products. These initiatives are often complex, and a failure to implement them properly may, in addition to not meeting projected cost savings or benefits, result in an interruption to our sales, manufacturing, logistics, customer service, or accounting functions. Furthermore, we have invested a significant amount of capital into a number of these initiatives, which might have been more efficiently used if the full cost savings or benefits are not realized. Any of these results could have a material adverse effect on our business and financial results including the requirement to reduce the book value of some assets.

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

We have operations outside the United States. Net sales outside the United States represented approximately 23% of our total net sales for the fiscal year ended August 31, 2008. Furthermore, as of August 31, 2008, approximately 10% of our products were manufactured outside the United States. In addition to the risks that are common to both our U.S. and non-U.S. operations, we face risks related to our foreign operations such as:

•	foreign currency fluctuations;

•	unstable political, economic, financial, and market conditions;

•	trade restrictions;

•	increases in tariffs and taxes;

•	high levels of inflation;

•	restrictions on repatriating foreign profits back to the United States;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	higher social and legal costs; and

•	interpretation of foreign laws and regulations.

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

In the future we may expand our operations by developing new or complementary products and continuing to expand our sales and marketing and customer service organizations. We intend to continue exploring alternative channels of distribution for our products, which could conflict with our current methods of distribution and our commission-based compensation structure for our sales representatives. In addition, we have imposed minimum performance expectations with respect to our industrial and institutional sales force, terminating the employment of those who fail to satisfy these standards. These changes may harm our relationship with our sales force and lead to increased turnover of our sales representatives. If we are unable to effectively implement these plans, to manage the turnover of customer accounts associated with departing sales representatives and to otherwise manage our expanding operations, we may not be able to execute our business strategy and our operating results could significantly decrease.

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

As of August 31, 2008, approximately 285 of our 2,520 employees were members of eight unions in the United States and Europe. While we consider our relations with employees to be generally good, we cannot assure you that we will not experience work stoppages, strikes, or slowdowns in the future. A prolonged work stoppage, strike, or slowdown could have a material adverse effect on our results of operations. In addition, we cannot assure you that, upon expiration of any of our existing collective bargaining agreements, new agreements will be reached without union action or that any new agreement will be on terms satisfactory to us. Moreover, we cannot assure you that our non-union facilities will not become subject to labor union organizing efforts. If any current non-union facilities were to unionize, we would incur increased risk of work stoppages and possibly higher labor costs.

We have incurred indebtedness in the normal course of business, which subjects us to various restrictions that could limit our operating flexibility.

In connection with the spin-off, we entered into a $100.0 million revolving credit facility that will mature in 2012. Upon the consummation of the spin-off we borrowed $62.5 million under this facility, all of which was distributed to Acuity Brands in connection with the spin-off. In addition, we are responsible for $7.2 million in industrial revenue bonds due in 2018. These financing arrangements contain customary restrictions, covenants, and events of default. The terms of these financing arrangements impose and any future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities.

Access to capital markets necessary to support current operations and future growth plans may not be available.

As of August 31, 2008, we had additional borrowing capacity under our Revolving Credit Facility of $45.7 million. We entered into four interest rate swap arrangements during the fourth quarter of fiscal 2008 effectively swapping the variable interest rate associated with $20 million of borrowings made under our revolving credit facility for fixed rates ranging from 3.2% to 3.5%. We do not rely on commercial paper issuances to finance our business, and reduced our debt, net of cash, position approximately 32% during fiscal 2008 to $44.6 million. While our $40 million, one-year Credit and Security Agreement was allowed to expire in the normal course in October 2008, we did not utilize this facility during its term and do not believe the borrowing capacity it previously afforded is integral to the funding of our operations. Based on our current cash on hand, current financing arrangements, and current projections of cash flow from operations, management believes that we will be able to meet the liquidity needs of our current business over the next twelve months. However, current economic conditions have significantly constrained the ability to borrow money and substantially increased the associated costs of accessing capital markets, which could impact future profitability. While we have relationships with six banks in our revolving credit facility, the failure of any one or more of those banks or other financial institutions may impact the Company’s ability to borrow money to finance its operating activities.

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

Our common stock is traded on the New York Stock Exchange. The market price of our common stock may fluctuate significantly in the future for many reasons, including for reasons unrelated to our performance, such as reports by industry analysts, investor perceptions, or negative announcements by our customers, competitors, or suppliers regarding their own performance, as well as general economic and industry conditions. Additional factors that could cause the market price of our common stock to rise and fall include but are not limited to the following:

•	variations in our quarterly results;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new products or services or new pricing policies by us or by our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel or key groups of personnel;

•	the gain or loss of significant orders;

•	the gain or loss of significant customers;

•	the disruption of supply and/or price of key raw materials;

•	significant changes in regulatory requirements;

•	increased litigation resulting from product or employee claims;

•	adverse developments concerning environmental matters;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analysts that elect to follow our stock; and

•	market conditions in our industry, the industries of our customers, and the economy as a whole.

Risks Related to our Spin-off from Acuity Brands

We have a limited operating history as an independent public company and may be unable to operate as profitably a stand-alone company as we operated as a segment of Acuity Brands.

We have only operated as an independent public company since October 31, 2007. Prior to the Distribution, the businesses that comprised each of Acuity Brands and Zep were under one ultimate parent, and each of those businesses was able to rely, to some degree, on the earnings, assets, and cash flows of the others for capital requirements. After the spin-off, we are able to rely only on the specialty chemicals business for such requirements. While the specialty chemicals business was a profitable segment of Acuity Brands, we cannot assure you that, as an independent company, profits will continue at the same level.

Historical financial information may be of limited relevance.

The historical financial information preceding the Distribution and included in this Annual Report on Form 10-K does not reflect our results of operations, financial position, and cash flows in the future and only estimates our results of operations, financial position, and cash flows had we operated as a separate stand-alone public entity during the periods presented. The financial information included herein does not reflect any changes that may have occurred or may occur in our funding and operations as a result of the spin-off.

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

Item 2. Properties

Use	Location	Owned	Leased	Total	Square Ft.	Manufactured Materials
Manufacturing; Warehouse; Sales; Administrative Offices	Atlanta, GA	1	—	1	435,800	Liquids; aerosols; solvents
	Other U.S. Locations	2	—	2	344,250	Liquids; powders
	Other International Locations	1	2	3	140,800	Liquids; powders
National Distribution Center	Atlanta, GA	—	1	1	408,600	N/A
Warehouse; Sales;	Other U.S. Locations	3	20	23	617,001	N/A
Administrative Offices	Other International Locations	—	16	16	232,869	N/A
Sales & Administrative Offices	Other U.S. Locations	—	5	5	45,824	N/A
	Other International Locations	—	1	1	2,500	N/A

	Total	7	45	52

We manufacture products at six facilities located in the United States, Canada, the Netherlands, and Italy. Our sales organization covers the United States, Canada, Italy, Belgium, Luxemburg, the Netherlands, and certain other smaller markets.

Item 3. Legal Proceedings

Legal Proceedings

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement as part of the distribution agreement with Acuity Brands. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on our results of operations, financial position, or cash flows in future periods. We establish reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

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

In June 2007, we reached a final resolution of the investigation by the United States Department of Justice (the “DOJ”) of certain environmental issues at our primary manufacturing facility, located in Atlanta, Georgia. In connection with this resolution we are subject to a three-year probation period that incorporates a compliance agreement with the United States Environmental Protection Agency (the “EPA”). Under the compliance agreement, we are required to maintain an enhanced compliance program. The resolution of this matter is not expected to lead to a material loss of business, any disruption of production, or materially higher operating costs. However, in the event of our material breach of the compliance agreement, those consequences could occur.

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

With respect to the only active site involving property which we own and where we have been named as a potentially responsible party—our property on Seaboard Industrial Boulevard in Atlanta, Georgia—we and the current and former owners of adjoining properties had reached agreement to share the expected costs and responsibilities of implementing an approved corrective action plan, submitted in 2004, under the Georgia Hazardous Response Act (“HSRA”) to periodically monitor property along a nearby stream for a period of five years ending in 2009. Subsequently, in connection with the DOJ investigation described earlier, we and the EPA each analyzed samples taken from certain sumps at the Seaboard facility. The sample results from some of the sump tests indicated the presence of certain hazardous substances. As a result, we notified the Georgia Environmental Protection Division (the “EPD”) and conducted additional soil and groundwater studies pursuant to HSRA. We have submitted a corrective action plan to address the subsurface contamination north of Seaboard Industrial Boulevard, and we are currently discussing a proposed consent order with the EPD regarding our remediation efforts. We are conducting voluntary subsurface remediation of the Seaboard site.

In January 2008, the EPA issued a Notice of Violation and document request regarding the use and management of certain trench drains at the Seaboard production facility as well as assorted minor waste labeling issues. We responded to the request and are in discussions with the EPA and EPD to resolve this matter.

In May 2007, we accrued a pretax liability of $5.0 million representing our best estimate of costs associated with voluntary sub-surface remediation, primarily to remove contaminants from soil underlying one of our manufacturing facilities, and other related environmental issues. While over approximately the next four years we could expend an amount ranging up to $7.5 million on these efforts, our best estimate of voluntary remediation costs continues to be $5.0 million. To date we have expended approximately $0.9 million of the $5.0 million reserve established in May 2007. Further sampling, engineering studies, changes in regulatory requirements and/or final resolution of the proposed consent order could cause us to revise the current estimate. We believe that additional expenditures after four years of remediation may be necessary and that those expenditures, based on currently available information, could range up to an additional $10.0 million during the subsequent twenty-five year period. It may be appropriate to capitalize certain of the expenditures that might be incurred in this twenty-five year period. We arrived at the current estimates on the basis of studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the security holders during the three months ended August 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock began trading “regular way” on the New York Stock Exchange under the symbol “ZEP” on November 1, 2007. There were 4,118 stockholders of record as of October 31, 2008. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for our common stock for the periods indicated.

	Price per Share		Dividends Per Share
	High	Low
2008
First Quarter (since inception)	$15.85	$12.18	$—
Second Quarter	$17.41	$12.85	$0.04
Third Quarter	$17.35	$13.98	$0.04
Fourth Quarter	$20.05	$13.98	$0.04

Dividends are paid out of current year earnings, and we began making dividend payments in fiscal 2008 after our first full quarter of stand-alone operations. All decisions regarding the declaration and payment of dividends, including with respect to our initial dividend, are at the discretion of our board of directors and are evaluated periodically in consideration of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors our board of directors deems relevant. We do not currently have plans to change our annual dividend rate.

The information required by this item with respect to equity compensation plans is included under the caption Disclosure with Respect to Equity Compensation Plans in the proxy statement for the annual meeting of stockholders to be held January 8, 2009, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Shareowner Return Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates such information by reference into such filing.

The following graph compares the change in cumulative total stockholders’ return on our common stock with (a) the S&P Smallcap 600 Index and (b) the Russell 2000 Index, each for the period from November 1, 2007 (the date our stock first traded other than on a when-issued basis) through August 31, 2008. The graph assumes an initial investment of $100 at the closing price on November 1, 2007 and assumes all dividends were reinvested. We have presented the Russell 2000 Index, in lieu of an industry index or peer group, because we believe there is no published index or peer group that adequately compares to our business. Except for the initial measurement date (November 1, 2007), the figures for the chart and graph set forth below have been calculated based on the closing prices on the last trading day on the New York Stock Exchange for each period indicated.

	Nov 2007	Dec 2007	Jan 2008	Feb 2008	Mar 2008	Apr 2008	May 2008	Jun 2008	Jul 2008	Aug 2008
Zep Inc.	100.00	100.14	119.57	113.63	117.40	107.55	119.16	107.99	124.17	142.50
S&P 600	100.00	95.62	90.87	88.01	88.23	91.69	95.66	88.31	90.05	93.73
Russell 2000	100.00	96.33	89.70	86.29	86.52	90.07	94.10	86.73	89.86	93.00

Item 6. Selected Financial Data

The following table sets forth our selected financial data, which have been derived from our Consolidated and Combined Financial Statements for each of the five years in the period ended August 31, 2008. We were a wholly owned subsidiary of Acuity Brands during all periods presented prior to November 1, 2007 in the below listed tabular disclosure. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated and Combined Financial Statements and the notes related to those financial statements included elsewhere in this report. Operating expenses included within our historical income statements that were incurred prior to November 1, 2007 reflect direct expenses of our business together with allocations of certain Acuity Brands corporate expenses that have been charged to us based on usage or other methodologies appropriate for allocating such expenses. In our opinion, these assumptions and allocations have been made on a reasonable and appropriate basis under the circumstances. Our combined financial information (for periods preceding the Distribution) may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as a separate, stand-alone entity during all the periods presented, as many changes have occurred and will continue to occur in our operations and capitalization as a result of our spin-off from Acuity Brands.

	Years Ended August 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Summary of Operations Data:
Net sales	$574,724	$565,886	$552,084	$534,952	$523,669
Operating profit	29,063	29,649	40,049	37,234	37,216
Net income	16,322	14,083	21,275	23,060	20,320
Basic earnings per share	$0.78	$0.68	$1.02	$1.11	$0.98
Diluted earnings per share	$0.77	$0.68	$1.02	$1.11	$0.98
Cash dividends declared per common share	$0.12	$—	$—	$—	$—
Basic weighted average number of shares outstanding(1)	20,862	20,811	20,811	20,811	20,811
Diluted weighted average number of shares outstanding(1)	21,252	20,811	20,811	20,811	20,811

Balance Sheet Data (at period end):
Cash and cash equivalents	$14,528	$9,142	$8,128	$11,794	$3,065
Total assets	274,071	249,473	248,373	249,516	232,439
Total debt	59,150	75,000	75,000	75,000	75,000
Stockholders’ equity	99,717	74,834	81,048	80,398	69,638

Other Data:
Cash provided by operations	$26,435	$30,931	$28,479	$34,614	$29,974
Operating working capital(2)	$103,763	$101,357	$101,013	$100,527	$101,979

(1)	On October 31, 2007, the separation from Acuity Brands was completed in a tax-free distribution to its stockholders of one share of our common stock for every two shares of Acuity Brands’ common stock held as of the record date. Prior to this date, all outstanding shares of Zep were owned by Acuity Brands. Accordingly, for periods prior to October 31, 2007, basic and diluted earnings per share have been computed using the number of shares of Zep common stock outstanding on October 31, 2007, the date on which the Zep common stock was distributed by Acuity Brands to its stockholders.
(2)	Operating working capital is defined as the sum of accounts receivable and inventory less accounts payable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with Item 1a: Risk Factors, Item 6: Selected Financial Data, Item 8: Consolidated and Combined Financial Statements and Supplementary Data, including the notes thereto, and the other financial information included elsewhere in this Annual Report on Form 10-K. Please see “Cautionary Statement Regarding Forward-Looking Information” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Company

We are a leading manufacturer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. Our product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, and pest and weed control products. We continually expand our product portfolio and service offerings through the introduction of new products and formulations as well as new services to meet the demands of the industry and our customers. We market these products and services under well recognized and established brand names, such as Zep®, Zep Commercial®, Zep Professional, Enforcer®, and Selig™, some of which have been in existence for more than 70 years. We reach our customers through an experienced, international organization of sales representatives supported by highly skilled research and development and technical services teams, who collectively provide creative solutions for our customers’ diverse cleaning and maintenance needs by utilizing their extensive product expertise and providing customized value added services that we believe distinguish us among our competitors.

Our separation from Acuity Brands, Inc.

We were spun-off from Acuity Brands effective October 31, 2007 through a distribution of 100% of the common stock of Zep to Acuity Brands’ stockholders. The stock dividend of one share of Zep common stock for every two shares of Acuity Brands common stock was distributed on a pro rata basis to holders of record of Acuity Brands common stock at the close of business on October 17, 2007, which was the record date for the Distribution. No fractional shares of Zep common stock were distributed. Instead of fractional shares, Zep stockholders received cash. Following the Distribution, Acuity Brands no longer holds any of our shares as we became an independent public company after the spin-off. In conjunction with the separation of businesses, we and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between us and that define our relationship after the separation, including the Agreement of Plan of Distribution, which we refer to as the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement. The Internal Revenue Service has issued a private letter ruling supporting the spin-off’s tax-free status, and we continue to conduct our operations in a manner that is compliant with the conditions set forth by that ruling. We and Acuity Brands have also received an opinion from their external counsel supporting the spin-off’s tax-free status. Our common stock is listed on the New York Stock Exchange under the ticker symbol “ZEP.”

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

Basis of Presentation

Our Consolidated and Combined Financial Statements have been prepared by us in accordance with U.S. generally accepted accounting principles and present our financial position, results of operations, and cash flows. The financial statements and other financial information in this Form 10-K related to periods ending on or after the Distribution date of October 31, 2007 are presented on a consolidated basis and include our accounts and those of our majority-owned subsidiaries.

The financial statements and related financial information pertaining to periods preceding the Distribution date of October 31, 2007 have been presented on a combined basis and reflect the results of those entities that were ultimately transferred to us as part of the spin-off. Prior to the spin-off, certain functions, including treasury, tax, executive and employee benefits, financial reporting, risk management, legal, corporate secretary and investor relations, were historically managed by the corporate division of Acuity Brands on behalf of its subsidiaries. The assets, liabilities and expenses related to the support of these centralized corporate functions have been allocated to us on a specific identification basis to the extent possible. Otherwise, allocations related to these services were primarily based upon an estimate of the proportion of corporate amounts applicable to us given our contribution to our consolidated parent company’s revenues and employee base. Allocation ratios derived from these contribution factors are similar in amount and remained consistent throughout the historical periods presented. Examples of expenses that were allocated in accordance with these proportional estimates include charges related to accounting and legal services undertaken to ensure the consolidated parent company’s compliance with various regulatory requirements as well as the salaries of certain corporate officers and employees.

In the opinion of management, the assumptions and allocations have been made on a reasonable and appropriate basis under the circumstances. Management believes that amounts allocated to Zep reflect a reasonable representation of the types of costs that would have been incurred if we had performed these functions as a stand-alone company. However, as estimation is inherent within the allocation process, these combined financial statements do not include all of the actual amounts that would have been incurred had we been a stand-alone entity during the periods presented. The combined financial statements reflect an allocation of debt and related interest expense, as further described in Note 4 to the Notes to Consolidated and Combined Financial Statements.

Liquidity and Capital Resources

Our principal sources of liquidity are operating cash flows generated primarily from operating activities and various sources of borrowings. Our ability to generate sufficient cash flow from operations and to access certain capital markets, including banks, is necessary for us to fund our operations, to pay dividends, to meet obligations as they become due, and to maintain compliance with covenants contained within our financing agreements. Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, compliance with covenants contained in certain of our financing agreements, and the ability to access capital markets. As of August 31, 2008, we had additional borrowing capacity under our Revolving Credit Facility of $45.7 million. We entered into four interest rate swap arrangements during the fourth quarter of fiscal 2008 effectively swapping the variable interest rate associated with $20 million of borrowings made under our revolving credit facility for fixed rates ranging from 3.2% to 3.5%. We do not rely on commercial paper issuances to finance our business, and reduced our debt, net of cash, position approximately 32% during fiscal 2008 to $44.6 million. While our $40 million, one-year Credit and Security Agreement was allowed to expire in the normal course in October 2008, we did not utilize this facility during its term and do not believe the borrowing capacity it previously afforded is integral to the funding of our operations. Based on our current cash on hand, current financing arrangements, and current projections of cash flow from operations, management believes that we will be able to meet the liquidity needs of our current business over the next 12 months. Further detail regarding our debt instruments is provided in the Capitalization section that follows as well as in Note 4 of the Notes to Consolidated and Combined Financial Statements.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Prior to the Distribution, after these obligations were met, any excess domestic as well as periodic repatriation of certain foreign cash balances have been remitted to Acuity Brands.

Net cash flow provided by operating activities for the years ended August 31, 2008 and 2007 was $26.4 million and $30.9 million, respectively. Cash flow provided by operating activities during the year ended August 31, 2008 was driven by the $16.3 million of net income generated during the fiscal year. Our operating working capital needs consumed more cash in fiscal 2008 than in the prior year. In fiscal 2008 operating working capital (calculated by adding accounts receivable, plus inventories, and subtracting accounts payable) increased by approximately $2.4 million to $103.8 million at August 31, 2008 from $101.4 million at August 31, 2007. The timing of fourth quarter 2008 sales as well as higher annual sales contributed to the increase in accounts receivable. An increase in inventory levels was necessary to prepare for the launch of our Zep Professional brand and promotional activity undertaken by certain of our customers focused in the home improvement retail channel. Operating working capital was also negatively affected by both inflation and currency appreciation on foreign denominated assets. The impact of higher accounts receivable, inventory, and the effect of foreign currency translation was partially offset by improvement in accounts payable resulting from the timing of payments to suppliers.

We recorded restructuring charges in fiscal year 2008 totaling $8.5 million. These charges were composed of severance related costs as well as facility exit costs. Restructuring related amounts yet to be paid as of August 31, 2008 were largely responsible for the $6.2 million source of operating cash reflected in the Accrued compensation and other current liabilities line item of our cash flow statement. However, charges associated with these initiatives resulted in an increase of our deferred tax assets, and on a net basis, our restructuring actions had a minimal impact on our total operating cash flows. Current year restructuring actions are discussed further in Note 8 of Notes to Consolidated and Combined Financial Statements.

The majority of the share-based compensation expense generated through the administration of our share-based award programs does not affect our overall cash position. Accordingly, net cash provided by operating activities has been adjusted for approximately $3.2 million of share-based expense, which is reflected as Other non-cash charges within our Consolidated and Combined Statements of Cash Flows.

Net cash flow provided by operating activities for the years ended August 31, 2007 and 2006 was $30.9 million and $28.5 million, respectively. Cash flow provided by operating activities during the year ended August 31, 2007 was driven by the $14.1 million of net income generated during the fiscal year. Net cash flow provided by operating activities during fiscal 2007 was minimally impacted by fluctuations in operating working capital as such changes were largely offsetting during that period. We recorded a $5.0 million charge in the third quarter of fiscal 2007 in connection with certain environmental matters. We also increased our property and casualty insurance reserves by $3.7 million during fiscal 2007. While these increases in our accrued liabilities were cash flow neutral, we paid $3.8 million in fines during the second quarter of fiscal 2007 in connection with an environmental legal settlement reached that quarter. Of the $3.8 million fine, $2.0 million was reserved prior to fiscal 2007. Environmental matters affecting us are discussed further in Note 7 of Notes to Consolidated and Combined Financial Statements.

Management believes that investing in assets and programs that will over time increase the overall return on our invested capital is a key factor in driving stockholder value. We invested $9.2 million and $5.8 million in fiscal 2008 and 2007, respectively, primarily for machinery, equipment, and information technology. We continue to invest in these items primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities. We expect to invest approximately $12.0 million to $14.0 million in fiscal 2009 for machinery, equipment, and information technology expected to enhance our operations and financial performance in the future.

Contractual Obligations

The following table summarizes our contractual obligations at August 31, 2008:

		Payments Due by Period
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-Term Debt(1)	$59,150	$52,000	$—	$—	$7,150
Interest Obligations(2)	7,800	2,332	3,330	1,188	950
Operating Leases(3)	31,180	7,778	10,905	7,265	5,232
Purchase Obligations(4)	10,129	10,129	—	—	—
Other Long-term Liabilities(5)	5,284	777	850	556	3,101

Total	$113,543	$73,016	$15,085	$9,009	$16,433

(1)	These amounts (which represent outstanding debt at August 31, 2008) are included in the Company’s Consolidated and Combined Balance Sheets. The current versus long-term classification of our outstanding debt within these statements reflects our intent and ability to refinance certain amounts that are contractually due in less than one year. Related amounts have been presented as Long-term debt, less current maturities within those statements in accordance with Statement of Financial Accounting Standard No. 6: Classification of Short-Term Obligations Expected to be Refinanced. Further detail regarding our debt instruments is provided in the Capitalization section below as well as in Note 4 of the Notes to Consolidated and Combined Financial Statements.
(2)	These amounts represent expected future interest payments on debt that are contractually due in 2009 but that we anticipate will remain outstanding for longer periods given current market conditions as well as our ability to refinance certain borrowings made under our Revolving Credit Facility. Also included in these expected future interest payments are estimates of interest expense related to our $7.2 million industrial revenue bonds that neither mature nor are expected to be repaid before 2018.
(3)	Our operating lease obligations are described in Note 7 of Notes to Consolidated and Combined Financial Statements.
(4)	Purchase obligations include commitments to purchase goods or services that specify all significant terms. This amount is primarily composed of purchase orders that were open as of August 31, 2008.
(5)	These amounts are included in our Consolidated and Combined Balance Sheets and largely represent liabilities on which we are obligated to make future payments pursuant to certain long-term incentive programs addressed within Note 6 of Notes to Consolidated and Combined Financial Statements. Estimates of the value and timing of these amounts are based on various assumptions, including interest rates and other variables.

Capitalization

Borrowings Preceding the Spin-Off

The debt levels and associated interest costs reflected within the historical combined financial statements prior to the Distribution date of October 31, 2007 (the “Distribution Date”) reflect assumptions regarding prospective debt issuances based upon our anticipated financial condition on or about the time of the spin-off. Debt in the amount of $75.0 million was assumed to have been outstanding during all periods preceding the Distribution Date. Accordingly, Zep has reflected the interest expense associated with these borrowings within its historical results of operations as though $75.0 million in total borrowings had been outstanding during all periods preceding the Distribution Date.

Borrowings Following the Spin-Off

On October 19, 2007, we executed a receivables facility and a revolving credit facility in anticipation of the spin-off, and the significant terms of each of those facilities are discussed below. We drew $62.5 million from that revolving credit facility on October 31, 2007, and these proceeds were immediately distributed to Acuity Brands. Additionally, we assumed a $7.2 million industrial revenue bond due in 2018 and approximately $0.3 million of other debt following the spin-off. Further detail regarding each of these debt instruments including amounts outstanding under each as of August 31, 2008 is provided below.

Revolving Credit Facility

On October 19, 2007, we entered into a $100 million unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense) as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”). These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, inaccurate or false representations or warranties, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events, and judgment defaults. We were in compliance with all related financial covenants at August 31, 2008.

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

We entered into four interest rate swap arrangements during the fourth quarter of fiscal 2008 effectively swapping the variable interest rate associated with $20 million of borrowings made under our revolving credit facility for fixed rates ranging from 3.2% to 3.5%. These interest rate swaps, which mature in 2010, constitute derivative instruments and will be accounted for as cash flow hedges. The objective of these hedges is to manage the variability of interest related cash flows associated with variable-rate debt subject to these hedge instruments. There was no ineffectiveness related to the change in fair value of our cash flow hedges during fiscal year 2008.

As of August 31, 2008, borrowings under the Revolving Credit Facility totaled $52.0 million. Of that total outstanding amount, $2.0 million has been classified as Short-term debt on our Consolidated and Combined Balance Sheets in accordance with the maturity date associated with those borrowings. Our Consolidated and Combined Balance Sheets include approximately $10.0 million of borrowings made under this agreement that have been classified as Current maturities of long-term debt reflecting our intention to settle that amount during fiscal year 2009. The remaining $40.0 million has been reported within Long-term debt, less current maturities. The base interest rate associated with borrowings made under the Revolving Credit Facility subsequent to the spin-off has approximated 3.4% during the twelve months ended August 31, 2008. As of August 31, 2008, we had additional borrowing capacity under the Revolving Credit Facility of $45.7 million, which represents the full amount of the Revolving Credit Facility less the aforementioned borrowings as well as the outstanding letters of credit of $2.3 million that were issued under the Revolving Credit Facility and are discussed below.

Receivables Facility

On October 19, 2007, we entered into a one-year Credit and Security Agreement (“Receivables Facility”) that allowed us to borrow, on an ongoing basis, up to $40 million secured by undivided interests in a defined pool of trade accounts receivable of the Company. Interest rates under the Receivables Facility varied with asset-backed commercial paper rates plus an applicable margin of 0.325%. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $39.9 million at August 31, 2008, and there were no outstanding borrowings under the Receivables Facility as of that date. The Receivables Facility contained customary reporting and compliance covenants as well as a cross-default provision whereby we would be in default should an occurrence of a default or an event of a default result under any other financing arrangement where we are a debtor or an obligor to debt in excess of $25 million. We were in compliance with all related financial covenants at August 31, 2008. Our Receivables Facility expired in the normal course on October 19, 2008.

Industrial Revenue Bonds

The industrial revenue bonds due 2018 were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in that city. We are required to make principal and interest payments on the bonds. We will fulfill these requirements by making interest payments on a quarterly basis, and by settling the associated principal obligation in 2018 upon maturity. The payment of principal and interest on the bonds is secured by an irrevocable letter of credit issued by Wachovia Bank, National Association. The bonds currently bear interest at a weekly rate. The interest rate during the twelve months ended August 31, 2008 and August 31, 2007 averaged 2.6% and 3.7%, respectively. Pursuant to certain cross-default provisions relating to our industrial revenue bonds, a breach of financial covenants set forth in our Revolving Credit Facility Agreement constituting an event of default under the Revolving Credit Facility Agreement would also constitute an event of default under our industrial revenue bonds.

Letters of Credit

Subsequent to August 31, 2007 and in connection with the spin-off, we issued outstanding letters of credit totaling $9.8 million primarily for the purpose of securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bonds. At August 31, 2008, a total of $2.3 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

Dividends

We paid cash dividends on common stock of $2.6 million or $0.12 per share during the twelve months ended August 31, 2008. On September 30, 2008, our Board of Directors declared a quarterly dividend of $0.04 per share. We expect to pay a regular quarterly dividend at an annual rate of $0.16 per share. Our ability to fund a regular quarterly dividend is impacted by our financial results and the availability of surplus funds. Delaware law prohibits the payment of dividends or otherwise distributing funds to our stockholders absent a legally available surplus. Our ability to generate positive cash flows from operating activities directly affects our ability to make dividend payments. Also, restrictions under the instruments governing our indebtedness could impair our ability to make such payments. Effective as of the date of the spin-off, payments on our indebtedness and the quarterly dividend are expected to account for the majority of our financing activities.

All decisions regarding the declaration and payment of dividends are at the discretion of our Board of Directors and are evaluated periodically in consideration of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors our Board of Directors deems relevant. We do not currently have plans to change our annual dividend rate.

Results of Operations

Fiscal 2008 Compared with Fiscal 2007

The following table sets forth information comparing the key components of net income for the year ended August 31, 2008 with the year ended August 31, 2007:

(Dollars in millions)	Years Ended August 31,		Percent Change
	2008	2007
Net Sales	$574.7	$565.9	1.6%
Gross Profit	323.2	325.9	(0.8)%
Percent of net sales	56.2%	57.6%
Operating Profit	29.1	29.6	(2.0)%
Percent of net sales	5.1%	5.2%
Income before Provision for Taxes	26.0	24.8	4.6%
Percent of net sales	4.5%	4.4%
Net Income	$16.3	$14.1	15.9%

Net Sales

Net sales were $574.7 million in fiscal 2008 compared with $565.9 million in fiscal 2007, representing an increase of $8.8 million or 1.6%. This increase was due to the effect of foreign currency translation on international sales and higher selling prices captured in all of Zep’s markets. In fiscal 2008 the effect of fluctuating foreign currency rates on international sales and the Company’s pricing strategies improved net sales by approximately $13.6 million and $12.2 million, respectively. These benefits were partially offset by lower overall unit volume of approximately $17.0 million as greater shipments to our European customer base were more than offset by volume declines in our domestic markets. Domestic unit volume was adversely impacted as we operated our North American core business with reduced direct sales force capacity. In addition to normal attrition, the reduction in selling capacity was attributable to modifications in sales force hiring practices and stricter enforcement of sales performance standards designed to increase productivity and set the stage for growth consistent with our strategic plans. Also, we experienced a decline in demand from the retail marketplace as well as from transportation related customers. Finally, the second half of fiscal 2008 contained two less selling days than the comparative year-ago period.

Gross Profit

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2008	2007
Net Sales	$574.7	$565.9	$8.8	1.6%
Cost of Products Sold	251.5	240.0	11.5	4.8%
Percent of net sales	43.8%	42.4%
Gross Profit	$323.2	$325.9	$(2.7)	(0.8)%
Percent of net sales	56.2%	57.6%

Gross profit decreased $2.7 million, or 0.8%, to $323.2 million in fiscal 2008 from $325.9 million in fiscal 2007. Gross profit margin of 56.2% in fiscal 2008 declined 135 basis points from the year-ago period. Gross profit was favorably impacted by the abovementioned foreign currency fluctuation and higher selling prices that resulted in increased net sales. However, this improvement was more than offset by unfavorable trends affecting the cost of our raw materials, particularly those materials that are heavily influenced by energy inputs. Additionally, both manufacturing and freight related costs during fiscal 2008 were higher compared with the prior year. Our raw material, manufacturing, and freight related costs increased $9.0 million, $2.4 million, and $2.2 million, respectively during fiscal 2008. Also, cost of products sold in the third quarter of fiscal 2008 included a $1.2 million charge related to the establishment of a reserve for discontinued inventory made necessary by the Company’s product line simplification efforts. The above mentioned increase in manufacturing costs was due in part to investments made to increase future productivity.

Operating Profit

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2008	2007
Gross Profit	$323.2	$325.9	$(2.7)	(0.8)%
Percent of net sales	56.2%	57.6%
Selling, Distribution, and Administrative Expenses	285.6	296.0	(10.4)	(3.5)%
Restructuring Charge	8.5	—	8.5	100.0%
Operating Profit	$29.1	$29.6	(0.6)	(2.0)%
Percent of net sales	5.1%	5.2%

Operating profit decreased $0.6 million, or 2.0%, in fiscal 2008 to $29.1 million from $29.6 million reported in fiscal 2007. Operating profit margin generated during fiscal 2008 was consistent with that generated in the prior year.

We reduced selling, distribution, and administrative expenses (“SD&A”) by an aggregate of $10.4 million during fiscal 2008. Expenses associated with our insurance programs declined when compared with the same year-ago period by $5.5 million. We incurred approximately $3.6 million less in expenses during fiscal 2008 due to the disciplined control of certain sales related costs, and certain compensation related costs declined approximately $2.6 million.

The non-recurrence of costs associated with legal matters resolved during the prior year also contributed to the reduction of SD&A. During the second quarter of fiscal 2007 the Company recorded a $1.8 million charge in connection with the settlement of an investigation into certain past environmental practices. During the third quarter of fiscal 2007 we recorded a $5.0 million charge to establish an environmental reserve for voluntary remediation of sub-surface contaminants at the Company’s primary manufacturing facility. Legal fees during fiscal 2007 related to these actions totaled $1.6 million.

Partially offsetting these savings was the $7.6 million negative impact from foreign currency translation on total SD&A expenses. Also, the Company incurred incremental costs compared with the prior fiscal year of approximately $1.1 million due to investments, which included consulting fees, made to support our strategic initiatives.

Operating results during fiscal 2007 reflect an allocation of certain administrative costs associated with functions that were historically managed by our parent on our behalf prior to the spin-off. These functions include treasury, tax, executive and employee benefits, financial reporting, risk management, legal, corporate secretary and investor relations. Also included in these administrative costs were expenses associated with our equity award programs designed to incentivize and reward positive performance of our employees. During fiscal 2008, as anticipated, the actual costs of these administrative functions outpaced the prior year’s allocated costs by approximately $2.7 million.

In the first half of fiscal 2008, management announced its intention to pursue a strategic plan focused upon achieving the Company’s long-term financial objectives. As part of this program, we recorded net pretax restructuring charges of $8.5 million composed of severance related costs totaling $5.2 million and facility lease contract termination costs of approximately $3.3 million.

Income before Provision for Taxes

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2008	2007
Operating Profit	$29.1	$29.6	$(0.6)	(2.0)%
Percent of net sales	5.1%	5.2%
Other Expense (Income)
Interest Expense, net	2.8	5.0	(2.1)	(42.9)%
Miscellaneous Expense (Income)	0.2	(0.2)	(0.4)	(228.4)%
Total Other Expense (Income)	3.1	4.8	(1.7)	(36.2)%
Income before Provision for Taxes	$26.0	$24.8	$1.2	4.6%
Percent of net sales	4.5%	4.4%

Other expense consisted primarily of interest expense incurred as a result of our outstanding debt obligations, most of which represent variable-rate debt instruments. Interest expense, net, was $2.8 million and $5.0 million in fiscal years 2008 and 2007, respectively. The reduction in interest costs was attributable to both less outstanding debt and lower weighted average interest rates in fiscal 2008, and contributed to the increase in income before provision for taxes.

Provision for Taxes and Net Income

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2008	2007
Income before Provision for Taxes	$26.0	$24.8	$1.2	4.6%
Percent of net sales	4.5%	4.4%
Provision for Income Taxes	9.7	10.8	(1.1)	(10.1)%
Effective tax rate	37.2%	43.3%
Net Income	$16.3	$14.1	$2.2	15.9%

Net income for fiscal year 2008 increased $2.2 million, or 15.9%, to $16.3 million from $14.1 million reported in fiscal year 2007. The increase in net income resulted primarily from the above mentioned increase in income before provision for taxes as well as a decrease in our annual effective tax rate.

The effective tax rate for fiscal year 2008 was 37.2%, compared with 43.3% in fiscal year 2007. The fiscal 2007 tax rate was adversely affected by approximately 5.0% due to the non-deductible fine that was paid in connection with the wastewater investigation discussed further in Note 7 of the Notes to Consolidated and Combined Financial Statements. Our effective tax rate is anticipated to range between 37% and 38% in fiscal 2009.

Fiscal 2007 Compared with Fiscal 2006

The following table sets forth information comparing the key components of net income for the year ended August 31, 2007 with the year ended August 31, 2006:

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

Operating Profit

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2007	2006
Gross Profit	$325.9	$317.2	$8.7	2.7%
Percent of net sales	57.6%	57.5%
Selling, Distribution, and Administrative Expenses	296.0	276.8	19.2	6.9%
Loss on sale of fixed assets	0.2	0.3	(0.2)	(44.7)%
Operating Profit	$29.6	$40.0	$(10.4)	(26.0)%
Percent of net sales	5.2%	7.3%

Operating profit decreased $10.4 million, or 26.0%, in 2007 to $29.6 million from $40.0 million reported in 2006. Operating profit margins were 5.2% in 2007 compared with 7.3% in 2006. Fiscal 2007 improvement in gross profit was more than offset by several items affecting operating profit during that period. Operating profit and margins in 2007 were adversely impacted by costs related to environmental matters affecting our business. In May 2007, we recorded a $5.0 million pre-tax charge representing our best estimate of costs associated with a Company-initiated remediation plan addressing subsurface contamination identified at our primary manufacturing facility located in Atlanta, Georgia. In June 2007, we reached final resolution with regard to a previously disclosed investigation into certain of our environmental practices, and we recorded a $1.8 million charge during the year in connection with this settlement. Environmental matters affecting the Company are discussed further in Note 7 of the Notes to Consolidated and Combined Financial Statements. Additionally, operating profit was negatively affected by a $3.7 million increase in reserves related to our property and casualty insurance programs; by the approximate $4 million increase in costs associated with raw materials; and by a $3.1 million increase in costs that typically vary with sales including commissions paid to our sales force, bonuses designed to reward profitable growth of our revenues, and freight pertaining to shipments to our customers. Also, in 2007 we experienced higher organizational costs in preparing our business to become an independent, public company. The adverse impact of these increased expenses on operating profit was only partially offset by the benefits of higher net sales.

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

Other expense consisted primarily of interest expense incurred as a result of our outstanding debt obligations, most of which represent variable-rate debt instruments. Interest expense, net, was $5.0 million and $4.4 million in fiscal years 2007 and 2006, respectively. These increases were attributable to higher weighted-average interest rates experienced in fiscal 2007 compared with fiscal 2006 as the amount of debt outstanding over those periods was constant at $75.0 million.

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

The effective tax rate for fiscal year 2007 was 43.3%, compared with 40.6% in fiscal year 2006. The fiscal 2007 tax rate was adversely affected by approximately 5.0% due to the non-deductible fine that was paid in connection with the wastewater investigation discussed further in Note 7 of the Notes to Consolidated and Combined Financial Statements.

Outlook and Strategy

During Zep’s inaugural year of operating as a stand-alone public company we made significant progress on our previously stated financial and operational goals and transformation initiatives. During fiscal 2008 we focused on transforming the business into a dynamic, market-driven enterprise that not only delivers superior products and customer service, but that also continuously strengthens our top and bottom-line financial performance. Despite operating in a difficult macroeconomic environment in fiscal 2008, we made important progress on these initiatives and positioned the company for long-term shareholder value creation. Additionally, our operational and financial success highlights the strength of the business model, especially related to our cash flows, which are extremely important in the current economic environment.

We have a dedicated and experienced management team in place to help fully implement our strategy and initiatives that we expect to drive long-term growth. Drawing upon this senior leadership, at the beginning of fiscal 2008 we created a strategic plan that we expect will positively impact near and long-term results and foster strong financial growth—particularly in margins and return on invested capital.

Our strategic growth plan focuses on three key initiatives that will help us achieve our near and long-term objectives. The Demand Shaping initiative and the North American manufacturing and distribution strategy (“NAMADS”) are intended to improve margins, produce steadily increasing revenue and operating profit growth, increase existing cash flows and return on invested capital and deliver consistent earnings per share growth. Demand shaping concentrates on reducing the complexity of our product and customer portfolio and, subsequently, dedicating valuable resources to our more important and profitable products and customers. Our NAMADS initiative is designed to consolidate existing distribution centers and deploy regional manufacturing plants to bring service capabilities in closer proximity to our customers, while also reducing costs and delivery times by realigning our current inventory stocking locations. Our third key initiative, a focus on Lean manufacturing, is designed to increase flexibility, streamline our manufacturing footprint and consistently deliver superior customer service.

Additionally, we are focused on aggressively expanding our market access into new channels with particular focus on customers who want to be serviced by distributors. As part of our growth strategy, we have seen good progress in our efforts to expand into the $6.4 billion U.S. Industrial Distribution

Channel. We have leveraged the strength and equity of the Zep brand by developing a new product line, Zep Professional, that is focused on this distribution channel. The distribution capabilities and diverse end-markets of our partners will serve to reach previously untapped markets. We continue to focus on growing our business in the industrial and institutional cleaning and maintenance chemicals market by focusing on new product vitality, expansion of existing channels and the leveraging of the traditional Zep Sales & Service organization.

While we anticipate these strategic initiatives will positively impact our business over the long term as we continue to formalize our NAMADS strategy and demand shape our product offering, some initiatives have the potential to adversely impact our quarterly operating results both on the top-line and from a profitability perspective in the near term. However, over the long term we believe our margins will improve as we eliminate unprofitable business and continue to right-size the organization.

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

•	Annualized EBIT margin improvement of 50 basis points per year;

•	Earnings per share increases of 11–13% per year; and

•	Returns on invested capital of greater than 15%.

While these long-term financial objectives are expressed in terms of annualized improvement, we are in the beginning stages of implementing our three-pronged strategic plan. Fiscal 2008 was a transformational year that is focused on the execution of our long-term strategies and the positioning of the Company for future profitable growth. Initially, we anticipate inconsistent quarterly results as we undertake various restructuring initiatives. Annualized savings associated with fiscal 2008 reduction-in-force and facility consolidation measures are expected to approximate $6.5 million. The Company is in the early stages of implementing its broader restructuring initiatives, and while the full extent of these initiatives is not yet known, we anticipate that, beyond 2008, we will incur additional expenses as we reduce the complexity currently associated with our product and customer portfolio, realign our manufacturing and distribution operations to better serve our customers, exit certain leased properties, and take further actions necessary to streamline the business.

Challenges exist that must be addressed and managed in order to accomplish our key strategic initiatives, including the continuing rapid increase of commodity costs which has prompted us to raise prices. Such increases have historically had a negative impact on unit volumes. We will continue to monitor economic variables such as costs for energy and raw materials, potential economic repercussions that could result from instability caused by worldwide political events, and the potential for changes in competition, including pricing. The weakening of the US dollar relative to the functional currencies utilized by our foreign subsidiaries benefited our consolidated fiscal 2008 operating results, and we cannot be sure of how our future operating results will be affected by continued volatility in the currency markets. Other economic factors could negatively influence our performance in certain channels or industries such as retail and transportation. Due to the seasonal nature of a portion of our business and the distribution of available selling days throughout our fiscal calendar, historical sales in our third and fourth fiscal quarters have generally outpaced those generated in our first and second fiscal quarters. These factors will continue to influence our business, and some weakness in volume may occur during fiscal 2009 as the Company manages through a difficult economy. We expect an even larger than historical contribution of earnings in the second half of our fiscal 2009 as compared with our first half as the Company continues to implement its strategic initiatives. However, our strategic initiatives are designed to position the Company for future revenue and earnings growth, and while these challenges may dampen short-term results, management anticipates that the Company will remain a business that consistently produces solid cash flow on an annual basis in most foreseeable economic conditions.

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

Accounting Standards Yet to be Adopted

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149 (“SFAS No. 133”) and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, and is therefore effective for us beginning in fiscal year 2010. We are currently assessing the potential impact that the adoption of SFAS No. 161 may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations transacted subsequent to a company’s first annual reporting period beginning after December 15, 2008, and is therefore effective for us beginning in fiscal year 2010. The impact that SFAS No. 141(R) might have on our results of operations and financial position will depend upon the nature, terms and size of any acquisitions that we may consummate after the effective date.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and is therefore effective for us beginning in fiscal year 2009. While certain of our disclosures will be affected by this pronouncement, we do not expect its adoption to impact our operating results or financial position.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated and Combined Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. As discussed in Note 2 of the Notes to Consolidated and Combined Financial Statements, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; depreciation, amortization, and the recoverability of long-lived assets, including intangible assets; share-based compensation expense; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with Zep’s Audit Committee. See Note 2 of the Notes to Consolidated and Combined Financial Statements for a summary of our accounting policies. We believe the following represent our critical accounting estimates:

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

Self-Insurance

It is our policy to self-insure, up to certain limits, certain risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including toxic tort and other product liability claims), and auto liability is limited to $0.5 million per occurrence of such claims. Based on our historical claims experience, our comprehensive general liability self-insurance retention limits have been increased to $1.5 million per occurrence for claims incurred after August 31, 2008. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to our independent actuary. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.5 million per occurrence) and business interruptions resulting from such loss lasting three days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Based on our historical claims experience, the retention limits stipulated by policies addressing physical loss to properties located in North America have been increased to $1.0 million per occurrence for claims incurred after August 31, 2008. We are fully self-insured for certain other types of liabilities, including environmental, product recall, patent infringement and errors and omissions. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense, and cash flow.

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

Share-Based Compensation Expense

On September 1, 2005, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. We adopted SFAS No. 123(R) using the modified prospective method and applied it to the accounting for stock options, restricted shares, and share units representing certain deferrals into the Supplemental Deferred Savings Plan (which is discussed further in Note 6 of the Notes to Consolidated and Combined Financial Statements). Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and (b) share-based expense for all awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into the Supplemental Deferred Savings Plan. We incurred $4.4 million, $3.2 million, and $3.4 million of share-based expense for the years ended August 31, 2008, 2007, and 2006, respectively. Prior to September 1, 2005, as permitted by SFAS No. 123, we accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and, therefore, recorded no share-based expense for employee stock options. Results for prior periods have not been restated. We continue to account for any awards with graded vesting on a straight-line basis.

SFAS No. 123(R) does not specify a preference for a type of valuation model to be used when measuring the fair value of share-based payments, and we will continue to employ the Black-Scholes model in deriving the fair value estimates of such awards. SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Therefore, expense related to share-based payments and recognized in fiscal 2008 has been reduced for estimated forfeitures. Our assumptions used in the Black-Scholes model remain otherwise unaffected by the implementation of this pronouncement. As of August 31, 2008, there was $6.5 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of approximately two years. As of August 31, 2008, there was $3.0 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately three years. The cumulative effect of adoption of SFAS No. 123(R) was insignificant to our results of operations. Also, the majority of the share-based compensation expense generated through the administration of our share-based award programs does not affect Zep’s overall cash position. Therefore, certain of these expenses have been reflected as other non-cash charges within our Consolidated and Combined Statements of Cash Flows and Consolidated and Combined Statements of Stockholders’ Equity and Comprehensive Income. Forfeitures were estimated based on historical experience. If factors change causing different assumptions to be made in future periods, compensation expense recorded pursuant to SFAS No. 123(R) may differ significantly from that recorded in the current period. See Notes 2 and 6 of the Notes to Consolidated and Combined Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options as well as for the financial implications associated with the adoption of SFAS No. 123(R).

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

Interest Rates. Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. The substantial majority of long-term debt outstanding at August 31, 2008 was attributable to facilities with variable interest rates. We have entered into interest rate swap arrangements with the intention to manage the variability of interest related cash flows associated with our variable-rate debt. Based on our borrowings, the potential change in annual interest expense resulting from a hypothetical 10% fluctuation in market interest rates would be approximately $0.1 million. See Notes 2 and 4 of the Notes to Consolidated and Combined Financial Statements for additional information regarding our hedge instruments and long-term debt.

Foreign Exchange Rates. The majority of our net sales, expense, and capital purchases are transacted in United States dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to our operations in Canada and Europe. A hypothetical fluctuation in the Canadian dollar and Euro of 10% would impact operating profit by approximately $0.4 million and $0.5 million, respectively. The impact of these hypothetical currency fluctuations has been calculated in isolation from any response we would undertake to address such exchange rate changes in our foreign markets.

Fluctuations in Commodity Prices. The key raw materials used in our products are surfactants, polymers and resins, fragrances, water, solvents, and other petroleum-based materials and packaging materials. We do not engage in significant commodity hedging transactions for raw materials, though we have committed and will continue to commit to purchase certain materials for specified periods of time. Many of the raw materials that we use are petroleum-based and, therefore, subject to the availability and price of oil or its derivatives. Significant increases in the prices of our products due to increases in the cost of raw materials or packaging materials could have a negative effect on demand for products and on profitability. It is difficult to estimate the impact that pricing volatility in the commodities markets from which we source raw materials will have on our future earnings. However, we estimate the rising costs of raw materials negatively impacted our gross profit by approximately $9.0 million, $4.0 million and $9.0 million in fiscal years 2008, 2007 and 2006, respectively. Failure to effectively manage future increases in the costs of these materials could adversely affect our operating margins and cash flow. Furthermore, there are a limited number of suppliers for some of our raw materials, packaging materials, and finished goods. Our profitability, volume, and cash flow could be negatively impacted by limitations inherent within the supply chain of certain of these materials, including competitive conditions, governmental issues, legal issues, natural disasters, and other events that could impact both the availability and price of the materials.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Zep Inc.

The management of Zep Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 31, 2008, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on this assessment of the Company’s internal control over financial reporting. This report dated November 5, 2008 appears on page 46 of this Form 10-K.

/s/ JOHN K. MORGAN	/s/ MARK R. BACHMANN
John K. Morgan	Mark R. Bachmann
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Zep Inc.

We have audited the accompanying consolidated and combined balance sheets of Zep Inc. and subsidiaries as of August 31, 2008 and 2007, and the related consolidated and combined statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Zep Inc. and subsidiaries at August 31, 2008 and 2007, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended August 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated and combined financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zep Inc.’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 5, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

November 5, 2008

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Zep Inc.

We have audited Zep Inc.’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zep Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Zep Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined balance sheets of Zep Inc. as of August 31, 2008 and 2007, and the related consolidated and combined statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2008 of Zep Inc. and our report dated November 5, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

November 5, 2008

Zep Inc.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands)

	August 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$14,528	$9,142
Accounts receivable, less reserve for doubtful accounts of $3,329 and $3,503 at August 31, 2008 and 2007, respectively	99,101	93,102
Inventories	50,782	45,534
Prepayments and other current assets	7,300	4,902
Deferred income taxes	6,614	6,283

Total Current Assets	178,325	158,963

Property, Plant, and Equipment, at cost:
Land	3,295	3,276
Buildings and leasehold improvements	53,952	51,293
Machinery and equipment	82,692	78,329

Total Property, Plant, and Equipment	139,939	132,898
Less accumulated depreciation and amortization	85,327	81,215

Property, Plant, and Equipment, net	54,612	51,683

Other Assets:
Goodwill	32,034	31,864
Intangible assets	90	118
Deferred income taxes	7,387	6,725
Other long-term assets	1,623	120

Total Other Assets	41,134	38,827

Total Assets	$274,071	$249,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$10,000	$296
Short-term debt	2,000	—
Accounts payable	46,120	37,279
Accrued compensation	21,376	17,830
Other accrued liabilities	27,223	31,744

Total Current Liabilities	106,719	87,149
Long-term debt, less current maturities	47,150	74,704

Deferred income taxes	410	413

Self-insurance reserves, less current portion	7,748	7,747

Other long-term liabilities	12,327	4,626

Commitments and Contingencies (See Note 7)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 20,957,916 issued and outstanding at August 31, 2008	210	—
Paid-in capital	75,025	61,518
Retained earnings	9,264	—
Accumulated other comprehensive income items	15,218	13,316

Total Stockholders’ Equity	99,717	74,834

Total Liabilities and Stockholders’ Equity	$274,071	$249,473

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

(In thousands)

	Years Ended August 31,
	2008	2007	2006
Net Sales	$574,724	$565,886	$552,084
Cost of Products Sold	251,542	240,028	234,894

Gross Profit	323,182	325,858	317,190
Selling, Distribution, and Administrative Expenses	285,592	296,016	276,792
Restructuring Charges	8,527	—	—
Loss on Sale of Fixed Assets	—	193	349

Operating Profit	29,063	29,649	40,049
Other Expense (Income):
Interest expense, net	2,846	4,988	4,429
Miscellaneous expense (income), net	226	(176)	(203)

Total Other Expense	3,072	4,812	4,226

Income before Provision for Income Taxes	25,991	24,837	35,823
Provision for Income Taxes	9,669	10,754	14,548

Net Income	$16,322	$14,083	$21,275

Earnings Per Share:
Basic Earnings per Share	$0.78	$0.68	$1.02

Basic Weighted Average Number of Shares Outstanding	20,862	20,811	20,811

Diluted Earnings per Share	$0.77	$0.68	$1.02

Diluted Weighted Average Number of Shares Outstanding	21,252	20,811	20,811

Dividends Declared per Share	$0.12	$—	$—

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended August 31,
	2008	2007	2006
Cash Provided by (Used for) Operating Activities:
Net income	$16,322	$14,083	$21,275
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	6,882	7,101	8,397
Loss on the sale of fixed assets	—	193	349
Excess tax benefits from share-based payments	(777)	—	—
Other non-cash charges	3,161	2,342	2,427
Changes in assets and liabilities:
Accounts receivable	(5,103)	(1,889)	(3,053)
Inventories	(4,653)	1,572	868
Deferred income taxes	(996)	651	(1,376)
Prepayments and other current assets	(1,937)	(467)	(103)
Accounts payable	8,669	1,502	3,184
Accrued compensation and other current liabilities	6,315	1,601	(2,689)
Self insurance reserves and other long-term liabilities	(574)	3,518	(1,735)
Other assets	(874)	724	935

Net Cash Provided by Operating Activities	26,435	30,931	28,479

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(9,176)	(5,809)	(5,533)
Other investing activities	124	291	185

Net Cash Used for Investing Activities	(9,052)	(5,518)	(5,348)

Cash Provided by (Used for) Financing Activities:
Proceeds from revolving credit facility	96,700	—	—
Payment to Acuity Brands, Inc. upon separation	(62,500)	—	—
Repayment of borrowings from revolving credit facility	(49,724)	—	—
Proceeds from issuances of other long-term debt	—	647	473
Stock issuances	381	—	—
Excess tax benefits from share-based payments	777	—	—
Dividend payments	(2,596)	—	—
Repayments of other long-term debt	(326)	(647)	(473)
Net activity with Acuity Brands, Inc. prior to separation	4,876	(24,831)	(27,158)

Net Cash Used For Financing Activities	(12,412)	(24,831)	(27,158)

Effect of Exchange Rate Changes on Cash	415	432	361

Net Change in Cash and Cash Equivalents	5,386	1,014	(3,666)
Cash and Cash Equivalents at Beginning of Period	9,142	8,128	11,794

Cash and Cash Equivalents at End of Period	$14,528	$9,142	$8,128

Supplemental Cash Flow Information:
Income taxes paid during the year	$6,843	$9,413	$15,077
Interest paid during the period	$2,394	$5,211	$4,429

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)	Parent’s Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity	Comprehensive Income
		Shares	Amount
Balance as of August 31, 2005	$76,459	—	$—	$—	$—	$3,939	$80,398
Net income	21,275	—	—	—	—	—	21,275	$21,275

Foreign currency translation adjustment (net of tax of $73)	—	—	—	—	—	5,032	5,032	5,032
Other non-cash charges	2,427	—	—	—	—	—	2,427
Equity adjustment for deferred compensation plan	1,394	—	—	—	—	—	1,394

Comprehensive income	—	—	—	—	—	—	—	$26,307

Net transaction with Acuity Brands, Inc	(29,478)	—	—	—	—	—	(29,478)

Balance as of August 31, 2006	$72,077	—	$—	$—	$—	$8,971	$81,048
Net income	14,083	—	—	—	—	—	14,083	$14,083

Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	—	4,345	4,345	4,345
Other non-cash charges	2,342	—	—	—	—	—	2,342

Comprehensive income	—	—	—	—	—	—	—	$18,428

Net transaction with Acuity Brands, Inc	(26,984)	—	—	—	—	—	(26,984)

Balance as of August 31, 2007	$61,518	—	$—	$—	$—	$13,316	$74,834
Net income earned prior to spin-off	4,462	—	—	—	—	—	4,462	$4,462
Net income earned subsequent to spin-off	—	—	—	—	11,860	—	11,860	11,860
Change in unrealized loss on cash flow hedge, (net of tax of $50)	—	—	—	—	—	(76)	(76)	(76)
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	—	1,978	1,978	1,978

Comprehensive income	—	—	—	—	—	—	—	$18,224

Net transaction with Acuity Brands, Inc	4,876	—	—	—	—	—	4,876

Consummation of spin-off transaction on October 31, 2007, including distribution of Zep Inc. common stock by Acuity Brands, Inc	(70,856)	20,811	208	70,648	—	—	—
Amortization, issuance, and forfeitures of restricted stock grants and stock options	—	129	2	2,792	—	—	2,794
Deferred compensation plan	—	2	—	427	—	—	427
Employee stock purchase plan issuances	—	14	—	317	—	—	317
Stock option exercises	—	2	—	64	—	—	64
Dividend payments	—	—	—	—	(2,596)	—	(2,596)
Tax effect on stock options and restricted stock	—	—	—	777	—	—	777

Balance at August 31, 2008	$—	20,958	$210	$75,025	$9,264	$15,218	$99,717

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 1: Description of Business, Distribution and Basis of Presentation

Description of the Business and Distribution

Zep Inc. (“Zep” or the “Company”) is a leading manufacturer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. The stock of Zep is listed on the New York Stock Exchange under the ticker symbol “ZEP”. Zep’s product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor care, sanitizers, and pest and weed control products. As of August 31, 2008, utilizing a base of more than 2,300 unique formulations, Zep sells over 10,000 products through its salaried and commissioned direct sales force, operates six plants, and serves approximately 300,000 customers through a network of distribution centers and warehouses.

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

Basis of Presentation

Our Consolidated and Combined Financial Statements have been prepared by us in accordance with U.S. generally accepted accounting principles and present our financial position, results of operations, and cash flows. The financial statements and other financial information in this Form 10-K related to periods ending on or after the Distribution Date are presented on a consolidated basis and include the accounts of Zep and its majority-owned subsidiaries.

The financial statements and related financial information pertaining to periods preceding the Distribution Date have been presented on a combined basis and reflect the results of those entities that were ultimately transferred to us as part of the spin-off. Prior to the spin-off, certain functions, including treasury, tax, executive and employee benefits, financial reporting, risk management, legal, corporate secretary and investor relations, were historically managed by the corporate division of Acuity Brands on behalf of its subsidiaries. The assets, liabilities and expenses related to the support of these centralized corporate

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

functions have been allocated to us on a specific identification basis to the extent possible. Otherwise, allocations related to these services were primarily based upon an estimate of the proportion of corporate amounts applicable to us given our contribution to our consolidated parent company’s revenues and employee base. Allocation ratios derived from these contribution factors are similar in amount and remained consistent throughout the historical periods presented. Examples of expenses that were allocated in accordance with these proportional estimates include charges related to accounting and legal services undertaken to ensure the consolidated parent company’s compliance with various regulatory requirements as well as the salaries of certain corporate officers and employees. In the opinion of management, the assumptions and allocations have been made on a reasonable and appropriate basis under the circumstances. Management believes that amounts allocated to Zep reflect a reasonable representation of the types of costs that would have been incurred if we had performed these functions as a stand-alone company. However, as estimation is inherent within the aforementioned allocation process, these combined financial statements do not include all of the actual amounts that would have been incurred had we been a stand-alone entity during the periods presented. The combined financial statements reflect an allocation of debt and related interest expense, as further described in Note 4 to the Notes to Consolidated and Combined Financial Statements.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation and Combination

The Consolidated and Combined Financial Statements include the accounts of Zep after elimination of significant intercompany transactions and accounts.

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

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions, which include estimates of Acuity Brands’ costs allocated to Zep, that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

Concentrations of Credit Risk

Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using Zep’s products, as well as their dispersion across many different geographic areas. Receivables due from The Home Depot were approximately $13.1 million, $14.3 million, and $15.2 million as of the three years ended August 31, 2008, respectively. No other single customer accounted for more than 10% of combined receivables at August 31, 2008. Additionally, net sales to The Home Depot by Zep accounted for approximately 10%, 11% and 12% of our total net sales during the three fiscal years ended August 31, 2008.

Reclassifications

Certain prior-period amounts have been reclassified within our Consolidated and Combined Statements of Cash Flows to conform to current year presentation. The impact of changes in foreign currency exchange rates, which has been significant in fiscal year 2008, has been allocated among the working capital accounts composing the operating section of our Consolidated and Combined Statements of Cash Flows, whereas these amounts have previously been recorded within the Other assets line item of those statements.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt and related derivative instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values due to their short-term nature.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

As discussed further in Note 4 of the Notes to Consolidated and Combined Financial Statements, debt levels pertaining to periods prior to the Distribution and reflected within our historical Consolidated and Combined Balance Sheets and other portions of this filing reflect assumptions regarding prospective debt issuances based upon Zep’s anticipated financial condition on or about the time of the spin-off. Therefore, it is not practicable to make estimates regarding the fair value of our outstanding indebtedness prior to the Distribution. The majority of our indebtedness related to periods subsequent to the Distribution was transacted through borrowings made under our revolving credit facility. We estimate that the carrying value of all of our outstanding debt obligations approximates fair value based on the variable nature of interest rates associated with our indebtedness.

We entered into four interest rate swap arrangements during the fourth quarter of fiscal 2008 effectively swapping the variable interest rate associated with $20 million of borrowings made under our revolving credit facility for fixed rates ranging from 3.2% to 3.5%. These interest rate swaps, which mature in June 2010, constitute derivative instruments and will be accounted for as cash flow hedges. The objective of these hedges is to manage the variability of interest related cash flows associated with variable-rate debt subject to these hedge instruments. There was no ineffectiveness related to the change in fair value of our cash flow hedges during fiscal year 2008. The instruments generated unrealized losses totaling $0.1 million in fiscal 2008, none of which is expected to affect earnings within the next 12 months. These unrealized losses have been recorded net of tax within Accumulated Other Comprehensive Income on our Consolidated and Combined Statements of Stockholders’ Equity and Comprehensive Income. The estimated fair values of our derivative instruments are calculated based on market rates. These values reflect estimated termination costs and may be affected by counterparty creditworthiness and market conditions. However, we minimize such risk exposures for these instruments by limiting the counterparties to large banks and financial institutions that meet established credit guidelines. We do not expect to incur any losses as a result of counterparty default. The debt instrument related to these hedges is discussed further in Note 4 of the Notes to Consolidated and Combined Financial Statements.

Inventories

Inventories include materials, direct labor, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	2008	2007
Raw materials and supplies	$16,351	$13,277
Work in progress	401	178
Finished goods	36,328	33,831

	53,080	47,286
Less: Reserves	(2,298)	(1,752)

	$50,782	$45,534

During the first quarter of fiscal year 2008, Zep’s management announced its intention to pursue a strategic plan focused upon achieving the Company’s long-term financial objectives. As part of this plan, we recorded a $1.5 million charge related to discontinued inventory resulting from our product line simplification initiatives ($1.2 million for inventory write-downs was recorded within Cost of Products Sold and affected our inventory reserves, the remaining $0.3 million related to estimated waste disposal costs and was recorded within Selling, Distribution, and Administrative Expenses). Further discussion of this charge can be found at Note 8 of Notes to Consolidated and Combined Financial Statements.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Goodwill and Other Intangibles

Of the $32.0 million in goodwill reflected as of August 31, 2008 on the Consolidated and Combined Balance Sheets, approximately $21.0 million is attributable to the fiscal 1997 acquisition of Enforcer Products, Inc. (“Enforcer”). The Enforcer brand provides retail plumbing and pest and weed control products sold through home improvement retailers. The remainder of the goodwill resulted from several smaller acquisitions. Zep tests goodwill for impairment on an annual basis in the fiscal fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of the reporting unit, Zep, with its carrying value, including goodwill. The fair value of Zep is determined based on a combination of valuation techniques and considerations including our market capitalization, the expected present value of future cash flows, a market multiple approach, and a comparable transaction approach. If the calculated fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. This analysis did not result in an impairment charge during fiscal years 2008, 2007, or 2006.

Zep’s intangible assets subject to amortization primarily include the trademarks, patents, and formulations acquired through the purchase of Enforcer. The Company amortizes trademarks associated with specific products with finite lives over their estimated useful lives of 30 years. Other amortized intangible assets consist primarily of patented technology that is amortized over its estimated useful life of 12 years. The Company recorded amortization expense of less than $0.1 million related to intangible assets with finite lives during fiscal years 2008, 2007, and 2006. In each of the next five years amortization expense is projected to remain consistent with that reported during fiscal years 2008, 2007, and 2006. No adjustments were made during fiscal year 2008 to intangible assets related to trademarks, patents, and formulations other than normal accumulated amortization.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	2008	2007
Deferred compensation and postretirement benefits(1)	$3,182	$3,219
Liabilities related to the adoption of FIN 48(2)	1,614	—
Environmental remediation liabilities(3)	3,244	—
Restructuring related reserves(4)	2,330	—
Miscellaneous(5)	1,957	1,407

	$12,327	$4,626

(1)	Postretirement benefits—We adopted a non-qualified deferred compensation plan effective October 31, 2007 for the benefit of our eligible employees. The deferred compensation plan administered by the Company provides for elective deferrals of an eligible employee’s compensation, which are matched with contributions from the Company as stipulated by the plan. In addition, the plan provides for an automatic contribution by the Company ranging from 3% to 5% of an eligible employee’s compensation. See Note 6 of the Notes to Consolidated and Combined Financial Statements for more information regarding this plan.
(2)	Liabilities related to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”)—We adopted FIN 48 effective September 1, 2007, and accordingly recognized a liability totaling $1.6 million. The amount is almost entirely offset by a corresponding receivable recorded within Other long-term assets pursuant to the terms of the tax disaffiliation agreement entered into between us and our former parent company. See Note 9 of the Notes to Consolidated and Combined Financial Statements for more information regarding this pronouncement’s adoption.
(3)	Environmental remediation liabilities—In May 2007, we recorded a $5.0 million pretax charge representing our best estimate of costs associated with a Company-initiated remediation plan addressing subsurface contamination identified at our primary manufacturing facility located in Atlanta, Georgia. At August 31, 2007, this remediation plan was in its early stages, and the related reserve was classified as a short-term liability given that the timing of the plan’s funding was largely contingent upon then unknown environmental study results. The portion of this reserve related to amounts we expect to expend during fiscal 2009 was reclassified to Other long-term liabilities in fiscal 2008 as the plan was further developed. See Note 7 of the Notes to Consolidated and Combined Financial Statements for more information regarding our environmental remediation efforts.
(4)	Restructuring related reserves—During the third quarter of fiscal 2008, we consolidated our corporate office operations and recorded a $3.3 million charge for facility lease termination costs. The portion of this accrual we expect to expend subsequent to fiscal 2009 has been appropriately classified as a long-term liability. See Note 8 of the Notes to Consolidated and Combined Financial Statements for more information regarding our fiscal 2008 restructuring activities.
(5)	Miscellaneous—These amounts represent a number of liabilities that will be settled beyond fiscal 2009, the most substantial of which pertains to deferred rents associated with facility lease agreements containing escalating rent clauses.

Shipping and Handling Fees and Costs

Zep includes shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of Products Sold. Certain customer related shipping and handling costs are included in Selling, Distribution, and Administrative Expenses, and those costs totaled $38.6 million, $37.0 million, and $35.4 million for fiscal years 2008, 2007, and 2006, respectively.

Share-Based Compensation

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

be measured based on the estimated fair value of the equity or liability instrument issued. SFAS No. 123(R) also requires that forfeitures be estimated over the vesting period of the instrument. The Company adopted SFAS No. 123(R) using the modified prospective method and applied it to the accounting for the Company’s stock options and restricted shares, and share units representing certain deferrals into the Director Deferred Compensation Plan or the Supplemental Deferred Savings Plan (see Note 6 of Notes to Consolidated and Combined Financial Statements for further discussion of these plans). Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and (b) share-based expense for all awards granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to September 1, 2005, as permitted by SFAS No. 123, the Company accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, therefore, recorded no share-based expense for employee stock options.

Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into our Director Deferred Compensation Plan and our Supplemental Deferred Savings Plan. Zep incurred $4.4 million, $3.2 million, and $3.4 million of share-based expense for the years ended August 31, 2008, 2007, and 2006, respectively. Zep did not capitalize any expense related to share-based payments and has recorded share-based expense within Selling, Distribution, and Administrative Expenses. Equity awards having graded vesting provisions are accounted for on a straight-line basis. The majority of the share-based compensation expense generated through the administration of the Company’s award programs does not affect Zep’s overall cash position. Therefore, certain of these expenses have been reflected as other non-cash charges within our Consolidated and Combined Statements of Cash Flows and Consolidated and Combined Statements of Stockholders’ Equity and Comprehensive Income.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method permissible under this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method simplifies establishment of the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation. SFAS No. 123(R) requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits of $0.8 million were included in the financing activities of the Company’s Consolidated and Combined Statements of Cash Flows for the year ended August 31, 2008.

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

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Research and Development

Research and development costs, which are included in Selling, Distribution, and Administrative Expenses in our Consolidated and Combined Statements of Income, are expensed as incurred. Research and development expenses amounted to approximately $2.3 million during each of the three years ended August 31, 2008.

Advertising

Advertising costs are expensed as incurred and are included within Selling, Distribution, and Administrative Expenses in our Consolidated and Combined Statements of Income. These costs totaled $1.0 million, $0.7 million, and $1.4 million during fiscal years 2008, 2007, and 2006, respectively.

Foreign Currency Translation

The functional currency for the foreign operations of Zep is the local currency. The translation of foreign currencies into United States dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate each month during the year. The gains or losses resulting from the translation are included in Comprehensive Income in the Consolidated and Combined Statements of Stockholders’ Equity and Comprehensive Income and are excluded from net income.

Interest Expense, Net

Interest expense, net, is composed primarily of interest expense on our variable-rate debt instruments, partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	Years Ended August 31,
	2008	2007	2006
Interest expense	$3,081	$5,218	$4,641
Interest income	(235)	(230)	(212)

Interest expense, net	$2,846	$4,988	$4,429

Miscellaneous Expense (Income), Net

Miscellaneous expense (income), net, is composed primarily of gains or losses on foreign currency transactions, which were during fiscal years 2008, 2007, and 2006.

Accounting Standards Adopted in Fiscal 2008

In June 2006, FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. We adopted FIN 48 effective September 1, 2007, and detail regarding

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

the impact of this pronouncement’s adoption is located at Note 9 of the Notes to Consolidated and Combined Financial Statements.

Accounting Standards Yet to be Adopted

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149 (“SFAS No. 133”) and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, and is therefore effective for us beginning in fiscal year 2010. We are currently assessing the potential impact that the adoption of SFAS No. 161 may have on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations transacted subsequent to a company’s first annual reporting period beginning after December 15, 2008, and is therefore effective for us beginning in fiscal year 2010. The impact that SFAS No. 141(R) might have on our results of operations and financial position will depend upon the nature, terms and size of any acquisitions that we may consummate after the effective date.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and is therefore effective for us beginning in fiscal year 2009. While certain of our disclosures will be affected by this pronouncement, we do not expect its adoption to impact our operating results or financial position.

Note 3: Employee Benefit Plans

Zep maintains a qualified defined contribution plan to which both employees and the Company make contributions. The cost to Zep for this plan during the years ended August 31, 2008, 2007, and 2006 was $2.7 million, $2.8 million, and $2.4 million, respectively. Employer matching amounts are allocated in accordance with the participants’ investment elections for elective deferrals. Plan participants may invest a percentage of their contributions into a Zep common stock fund. At August 31, 2008, assets of the Company’s defined contribution plan included shares of Zep common stock with a market value of approximately $3.6 million, which represented approximately 2.2% of the total fair market value of the assets in Zep’s defined contribution plan on that date.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Zep also maintains a non-qualified deferred compensation plan for the benefit of our eligible employees. The deferred compensation plan administered by the Company provides for elective deferrals of an eligible employee’s compensation, which are matched with contributions from the Company as stipulated by the plan. In addition, the plan provides for an automatic contribution by the Company ranging from 3% to 5% of an eligible employee’s compensation. See Note 6 of the Notes to Consolidated and Combined Financial Statements for more information regarding this plan.

Note 4: Debt Obligations

Borrowings Preceding the Spin-Off

The debt levels and associated interest costs reflected within the historical combined financial statements prior to the Distribution Date reflect assumptions regarding prospective debt issuances based upon our anticipated financial condition on or about the time of the spin-off. Debt in the amount of $75.0 million was assumed to have been outstanding during all periods preceding the Distribution Date. Accordingly, Zep has reflected the interest expense associated with these borrowings within its historical results of operations as though $75.0 million in total borrowings had been outstanding during all periods preceding the Distribution Date.

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

Borrowings made under our debt obligations must be settled upon the maturity of those obligations rather than be repaid in accordance with a principal repayment schedule. Future maturities of our outstanding debt obligations are as follows for fiscal years ending August 31:

Amount
2009	$52,000
2010	—
2011	—
2012	—
2013	—
Thereafter	7,150

$59,150

Further detail regarding each of the above mentioned debt instruments, including amounts outstanding under each as of August 31, 2008, is provided below.

Revolving Credit Facility

On October 19, 2007, we entered into a new $100 million five-year unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks consisting of Bank of America,

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

JPMorgan Chase Bank (“Administrative Agent”), KeyBank, Regions Bank, Wachovia Bank, and Wells Fargo Bank. As of August 31, 2008, borrowings under the Revolving Credit Facility totaled $52.0 million. Of that total outstanding amount, $2.0 million has been classified as Short-term debt on our Consolidated and Combined Balance Sheets in accordance with the maturity date associated with those borrowings. Our Consolidated and Combined Balance Sheets include approximately $10.0 million of borrowings made under this agreement that have been classified as Current maturities of long-term debt reflecting our intention to settle that amount during fiscal year 2009. The remaining $40.0 million has been reported within Long-term debt, less current maturities. The base interest rate associated with borrowings made under the Revolving Credit Facility subsequent to the spin-off has approximated 3.4% during the twelve months ended August 31, 2008. As of August 31, 2008, we had additional borrowing capacity under the Revolving Credit Facility of $45.7 million, which represents the full amount of the Revolving Credit Facility less the aforementioned borrowings as well as the outstanding letters of credit of $2.3 million that were issued under the Revolving Credit Facility and are discussed below.

The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA, as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio also defined in that agreement (“Minimum Interest Coverage Ratio”). These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, inaccurate or false representations or warranties, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and judgment defaults. We were in compliance with all related financial covenants at August 31, 2008.

We are required to pay certain fees in connection with the Revolving Credit Facility. For example, we must pay an annual facility fee. This fee is payable quarterly in arrears and is determined by our leverage ratio as defined in the Revolving Credit Facility. This facility fee ranges from 0.125% to 0.250% of the aggregate $100 million commitment of the lenders under the Revolving Credit Facility. Additionally, we are also required to pay certain fees to the Administrative Agent for administrative services. Facility and commitment fees paid by Zep during fiscal 2008 totaled $0.1 million.

Generally, amounts outstanding under the Revolving Credit Facility bear interest at a “base rate” or a “Eurocurrency Rate”. Base rate advances are denominated in U.S. Dollars, and amounts outstanding bear interest at a fluctuating rate equal to JPMorgan’s base rate. Eurocurrency rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a periodic fixed rate equal to LIBOR for the applicable currency plus an applicable margin. The applicable margins are based on our leverage ratio, as defined in the Revolving Credit Facility, with such margins ranging from 0.50% to 1.00%. Zep’s applicable margin totaled 0.60% for the duration of fiscal 2008. Interest on both base rate and Eurocurrency rate advances are payable upon the earlier of maturity of the outstanding loan or quarterly if the loan is for a period greater than three months. The Revolving Credit Facility will mature and all amounts outstanding thereunder will be due and payable on October 19, 2012.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Receivables Facility

On October 19, 2007, we entered into a one-year Credit and Security Agreement (“Receivables Facility”) that allowed us to borrow, on an ongoing basis, up to $40 million secured by undivided interests in a defined pool of trade accounts receivable of the Company. Interest rates under the Receivables Facility varied with asset-backed commercial paper rates plus an applicable margin of 0.325%. The commitment fees on the Receivables Facility were 0.125% per annum on the average unused balances. We did not utilize this facility during fiscal 2008. Fees paid during fiscal 2008 in connection with the unused facility balance amounted to less than $0.1 million. Net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $39.9 million at August 31, 2008, and there were no outstanding borrowings under the Receivables Facility as of that date. The Receivables Facility contained customary reporting and compliance covenants as well as a cross-default provision whereby we would be in default should an occurrence of a default or an event of a default result under any other financing arrangement where we are a debtor or an obligor to debt in excess of $25 million. We were in compliance with all related financial covenants at August 31, 2008. Our Receivables Facility expired in the normal course on October 19, 2008.

Industrial Revenue Bonds

The industrial revenue bonds due 2018 were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in that city. In 2001, in connection with the spin-off of Acuity Brands from National Services Industries, Inc. (“NSI”), the loan agreement was assigned to Acuity Brands and Acuity Specialty Products Group Inc., which assumed all of the obligations of NSI with respect to the industrial revenue bonds. In connection with our spin-off from Acuity Brands, Acuity Brands was released from its obligations with respect to the industrial revenue bonds, and we remained as an obligor under the loan agreement. Pursuant to the loan agreement, we are required to make principal and interest payments on the bonds. We will fulfill these requirements by making interest payments on a quarterly basis, and by settling the associated principal obligation in 2018 upon maturity. The payment of principal and interest on the bonds is secured by an irrevocable letter of credit issued by Wachovia Bank, National Association. The bonds currently bear interest at a weekly rate. The interest rate during the twelve months ended August 31, 2008 and August 31, 2007 averaged 2.6% and 3.7%, respectively. Pursuant to certain cross-default provisions relating to our industrial revenue bonds, a breach of financial covenants set forth in our Revolving Credit Facility Agreement constituting an event of default under the Revolving Credit Facility Agreement would also constitute an event of default under our industrial revenue bonds.

Letters of Credit

Subsequent to August 31, 2007 and in connection with the spin-off, we issued outstanding letters of credit totaling $9.8 million primarily for the purpose of securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bonds. At August 31, 2008, a total of $2.3 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

Note 5: Common Stock and Related Matters

Acuity Brands’ Equity Investment

Upon completion of the Distribution on October 31, 2007, Zep became an independent company owned by the Acuity Brands’ shareholders of record as of October 17, 2007. Prior to October 31, 2007,

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Zep and the subsidiaries comprising the specialty products chemical business were wholly-owned by Acuity Brands. Therefore, prior to October 31, 2007 stockholders’ equity was comprised of Acuity Brands’ investment in these subsidiaries. Beginning on the Distribution Date, stockholders’ equity reflects the outstanding stock, paid-in capital, and other stockholders’ equity items of Zep and its wholly owned subsidiaries.

Common and Preferred Stock

Zep has 500 million shares of common stock, par value $0.01 per share, and 50 million shares of preferred stock (“Preferred Stock”), authorized as of August 31, 2008. No shares of preferred stock were issued as of that date.

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

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The following table calculates basic and diluted earnings per common share for the three years ended August 31, 2008:

	Years Ended August 31,
	2008	2007	2006
Basic earnings per share:
Net income	$16,322	$14,083	$21,275
Basic weighted average shares outstanding	20,862	20,811	20,811

Basic earnings per share	$0.78	$0.68	$1.20

Diluted earnings per share:
Net income	$16,322	$14,083	$21,275
Basic weighted average shares outstanding	20,862	20,811	43,135
Common stock equivalents (stock options and restricted stock)	390	—	—

Diluted weighted average shares outstanding	21,252	20,811	20,811

Diluted earnings per share	$0.77	$0.68	$1.02

Note 6: Share-Based Payments

Pre-spin equity award issuances

Prior to the October 31, 2007 spin-off, Zep participated in Acuity Brands’ long-term incentive programs that provided qualified and non-qualified stock options to officers and employees of Acuity Brands at exercise prices not less than the fair market value on the date of grant. Effective November 30, 2001, Acuity Brands adopted the Acuity Brands, Inc. Long-Term Incentive Plan (the “Plan”) for the benefit of officers and other key management personnel (“Participants”). An aggregate of 8.1 million shares was originally authorized for issuance under that plan. In October 2003, the Board of Directors approved the Acuity Brands, Inc. Amended and Restated Long-Term Incentive Plan (the “Amended Plan”), including an increase of 5.0 million in the number of shares available for grant. However, the Board of Directors subsequently committed that not more than 3.0 million of the 5.0 million share increase would be available for grant without further shareholder approval. In December 2003, the stockholders approved the Amended Plan. The Amended Plan provides for issuance of share-based awards, including stock options, stock appreciation rights, and performance-based and time-based restricted stock and restricted stock unit awards. The majority of the share-based compensation expense generated through the administration of these award programs does not affect Zep’s overall cash position. Therefore, certain of these expenses have been reflected as other non-cash charges within our Consolidated and Combined Statements of Cash Flows and Consolidated and Combined Statements of Stockholders’ Equity and Comprehensive Income. Generally, stock options awarded pursuant to those programs vest proportionately over a three-year period and are exercisable for ten years from the grant date. Certain of the long-term incentive programs also provide for awards of restricted shares of Acuity Brands’ common stock, which generally vest proportionally over a four-year period. Zep incurred $3.2 million and $3.4 million of compensation expense related to Acuity Brands’ share-based long-term incentive programs in fiscal years 2007 and 2006, respectively. Zep incurred $0.6 million of compensation expense related to Acuity Brands’ share-based long-term incentive programs during the first two months of fiscal 2008 and before the occurrence of the spin-off related equity conversion.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

At the time of the spin-off, Acuity Brands stock options held by Zep’s current employees (but not former employees) were generally converted to, and replaced by, Zep stock options in accordance with a conversion ratio such that the intrinsic value of the underlying awards remained unaffected by the spin-off. Also, Acuity Brands stock options held by current and former Acuity Brands employees and former Zep employees were adjusted with regard to the exercise price of and number of Acuity Brands shares underlying the Acuity Brands stock options to maintain the intrinsic value of the options, pursuant to the applicable Acuity Brands long-term incentive plan. Options subjected to this conversion totaled 0.3 million. The exercise prices associated with converted options ranged from $4.62 to $10.71.

Effective immediately after the spin-off approximately 25,000 shares represented by restricted stock units were converted in the same manner as the above mentioned stock option awards.

Shares available for grant under the Zep LTIP plan totaled approximately 2,022,000 at August 31, 2008. Forfeited shares and shares that are exchanged to offset taxes are returned to the pool of shares available for grant.

Restricted Stock Awards

Under the Zep LTIP and in connection with the spin-off, on November 5, 2007 our Board of Directors approved a restricted stock award and stock option grant to Zep’s officers and other key employees with an aggregate value of $8.4 million. Our Board of Directors determined that the majority of these awards would be issued on November 14, 2007 and would be composed of 1) an annual award that is

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

typically granted in the fall of each calendar year in recognition of prior fiscal year performance, and 2) a one-time founders’ award intended to motivate recipients to contribute to the future growth and profitability of Zep. Additionally, on November 14, 2007 we issued each of our non-employee directors approximately 12,000 restricted stock awards. The majority of restricted stock awards issued to employees vest over a four year period, and those issued to members of our non-employee directors vest over a three year period commensurate with their term of service.

Under the Amended Plan, Acuity Brands awarded restricted stock to officers and other key employees of Zep in September 2006, December 2005, January 2005, and December 2003. Shares issued under the Amended Plan vest over a four-year period from the respective grant dates. In December 2002, the Company reserved shares of performance-based restricted stock for issuance to officers and other key employees of Zep under the Plan. Those shares vest at the later of (a) determination by the compensation committee of the Board of Directors that at least two of the three performance measures have been achieved or (b) November 30 of the specified target year following achievement of related performance targets. In connection with an October 2000 NSI award and the distribution of Acuity Brands from its former parent, NSI, in November 2001, Acuity Brands distributed restricted shares, matching NSI shares that were vesting, and reserved performance based restricted shares, representing conversion of the remaining October 2000 award which had not reached a vesting start date. These shares vest ratably in four equal annual installments beginning one year from the vesting start date based on achievement of progressive increases in the value of Acuity Brands stock, and certain Zep officers and key employees were included in this award. Additionally, Acuity Brands awarded restricted stock to certain employees of Zep on an individual basis during each of the previous three fiscal years. The fair value of restricted stock at the date of grant is equal to the closing stock price on that date.

Restricted stock transactions during the years ended August 31, 2006, and 2007 and 2008 can be summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at August 31, 2005	234	$21.37

Granted	70	$36.16
Vested	(94)	$20.17
Forfeited	(55)	$23.64

Outstanding at August 31, 2006	155	$28.00

Granted	44	$45.96
Vested	(40)	$24.72
Forfeited	(38)	$32.53

Outstanding at August 31, 2007	121	$34.13

Granted	465	$12.71
Vested	(61)	$9.92
Forfeited	(15)	$13.32

Outstanding at August 31, 2008	510	$12.85

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

As of August 31, 2008, there was $6.5 million of total unrecognized compensation cost related to unvested restricted stock of Zep employees. That cost is expected to be recognized over a weighted-average period of two years. The total fair value of shares vested during the years ended August 31, 2008, 2007, and 2006, was approximately $2.4 million, $2.6 million, and $2.5 million, respectively.

Stock Options

Options issued under the Zep LTIP are granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire 10 years from the date of grant. These options generally vest and become exercisable over a four-year period. On November 14, 2007, we issued approximately 1,052,000 stock options in connection with the aforementioned annual and founders’ awards. Approximately 6,000 additional options were granted during the year in connection with the hiring of certain key officers.

The fair value of each option was estimated on the date of grant using the Black-Scholes model. The dividend yield was calculated based on annual dividends paid and the trailing 12 month average closing stock price at the time of grant. For awards issued prior to the spin-off, expected volatility was based on historical volatility of the Acuity Brands’ stock over the preceding number of years equal to the expected life of the options. Expected volatility for awards issued in fiscal year 2008 and under the Zep LTIP was based on the volatilities of well-established guideline companies in accordance with SFAS 123(R). The risk-free interest rate was based on the United States Treasury yield for a term equal to the expected life of the options at the time of grant. The Company has used historical exercise behavior data of similar employee groups to determine the expected life of options. All inputs into the Black-Scholes model are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, though without impact to future reported net income.

The following weighted average assumptions were used to estimate the fair value of stock options awarded by the Company in fiscal years ended August 31:

	2008	2007	2006
Dividend yield	1.2%	1.6%	2.2%
Expected volatility	31.0%	35.0%	43.0%
Risk-free interest rate	3.8%	4.6%	4.4%
Expected life of options	5 years	5 years	5 years
Weighted-average fair value of options granted	$3.77	$15.01	$12.21

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Stock option transactions during the years ended August 31, 2006, 2007, and 2008 can be summarized as follows:

	Outstanding (share data in thousands)		Exercisable (share data in thousands)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2005	450	$23.24	384	$23.18

Granted	12	$31.99
Exercised	(282)	$22.48
Cancelled	(21)	$28.33

Outstanding at August 31, 2006	159	$24.57	131	$24.74

Granted	—	$—
Exercised	(90)	$25.51
Cancelled	—	$—

Outstanding at August 31, 2007	69	$23.36	69	$23.36

Acuity Brands, Inc. options converted at the spin-off	314	$9.11
Granted	1,058	$12.54
Exercised	(23)	$9.33
Cancelled	(7)	$12.52

Outstanding at August 31, 2008	1,411	$11.66	234	$8.71

Range of option exercise prices through August 31, 2008:
$ 5.00 – $10.00 (average life – 5.9 years)	344	$9.02	225	$8.61
$10.00 – $12.00 (average life – 7.3 years)	16	$10.71	8	$10.71
$12.00 – $20.00 (average life – 9.2 years)	1,051	$12.54	1	$12.52

The total intrinsic value of options exercised during the years ended August 31, 2008, 2007, and 2006 was $0.2 million, $2.3 million, and $3.7 million, respectively. The total intrinsic value of options outstanding, expected to vest, and exercisable as of the three years ended August 31, 2008 was $11.2 million, $10.4 million, and $2.5 million, respectively. As of August 31, 2008, there was $3.0 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately three years. The weighted-average remaining contractual terms of options outstanding and currently exercisable as of August 31, 2008 were approximately eight years and five years, respectively.

Share Units

In fiscal 2008, the Company adopted the Zep Inc. Nonemployee Director Deferred Compensation Plan. The Company requires its Directors to defer at least 50% of their annual retainer into this program, and our Directors may defer additional amounts at their election. Under this plan, share deferrals are valued at fair market value at the date of deferral. None of the 300,000 shares reserved for issuance under this plan have been issued. As of August 31, 2008, approximately 10,400 share units were accounted for in this plan.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The Company also maintains a non-qualified deferred compensation program that was adopted in fiscal 2008—the Zep Inc. Supplemental Deferred Savings Plan. This program provides for elective deferrals of an eligible employee’s compensation. These deferrals are matched with contributions from the Company as stipulated by the plan. In addition, the plan provides for an automatic contribution by the Company ranging from 3% to 5% of an eligible employee’s compensation. Share unit deferrals resulting from the match and supplemental contributions provided by the Company are valued at their fair market value at the date of deferral and are ultimately distributed to plan participants in stock. There are 400,000 shares of the Company’s common stock reserved under the plan. As of August 31, 2008 approximately 13,000 fully vested share units were accounted for in this plan.

Employee Stock Purchase Plan

In fiscal 2008, the Company adopted the Zep Inc. Employee Stock Purchase Plan for the benefit of eligible employees. Under the plan, employees are able to purchase the Company’s common stock at a 5% discount on a monthly basis. Discounts received under this plan are not considered compensatory under SFAS No. 123(R). There were 200,000 shares of the Company’s common stock reserved for purchase under the plan, of which approximately 186,000 shares remain available as of August 31, 2008. Eligible employees may participate at their discretion.

Note 7: Commitments and Contingencies

Self-Insurance

It is the policy of Zep to self-insure, up to certain limits, risks including workers’ compensation, comprehensive general liability, and auto liability. As of August 31, 2008, Zep’s self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including toxic tort and other product liability claims), and auto liability was limited to $0.5 million per occurrence of such claims. However, due to our historical claims experience our comprehensive general liability self-insurance retention limits have been increased to $1.5 million for claims per occurrence incurred after August 31, 2008. Based on Zep’s estimate of the aggregate liability for claims incurred, a provision for claims under this self-insured program is revised and recorded annually. This estimate is derived from both internal and external sources including but not limited to Zep’s independent actuary. Zep is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.5 million per occurrence) and business interruptions resulting from such loss and lasting three days or more in duration. Based on our historical claims experience, the retention limits stipulated by policies addressing physical loss to properties located in North America have been increased to $1.0 million per occurrence for claims incurred after August 31, 2008. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Zep is fully self-insured for certain other types of liabilities, including environmental, product recall, patent infringement and errors and omissions.

Zep is also self-insured for the majority of its medical benefits plans. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised annually, as necessary.

Leases

Zep leases certain of its buildings and equipment under non-cancelable operating lease agreements. Minimum lease payments under noncancelable leases for years subsequent to August 31, 2008, are as

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

follows: 2009—$7.8 million; 2010—$5.9 million; 2011—$5.0 million; 2012—$3.9 million; 2013—$3.4 million; after 2013—$5.2 million.

Rent expense totaled $8.3 million in 2008, $7.6 million in 2007 and $7.9 million in 2006.

Collective Bargaining Agreements

Approximately 11% of Zep’s total work force is covered by collective bargaining agreements. Collective bargaining agreements representing a de minimis amount (less than 1%) of the Company’s work force will expire within one year.

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

In June 2007, we reached a final resolution of the investigation by the United States Department of Justice (the “DOJ”) of certain environmental issues at our primary manufacturing facility, located in Atlanta, Georgia. In connection with this resolution we are subject to a three-year probation period that incorporates a compliance agreement with the United States Environmental Protection Agency (the “EPA”). Under the compliance agreement, we are required to maintain an enhanced compliance

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

program. The resolution of this matter is not expected to lead to a material loss of business, any disruption of production, or materially higher operating costs. However, in the event of our material breach of the compliance agreement, those consequences could occur.

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

With respect to the only active site involving property which we own and where we have been named as a potentially responsible party—our property on Seaboard Industrial Boulevard in Atlanta, Georgia—we and the current and former owners of adjoining properties had reached agreement to share the expected costs and responsibilities of implementing an approved corrective action plan, submitted in 2004, under the Georgia Hazardous Response Act (“HSRA”) to periodically monitor property along a nearby stream for a period of five years ending in 2009. Subsequently, in connection with the DOJ investigation described earlier, we and the EPA each analyzed samples taken from certain sumps at the Seaboard facility. The sample results from some of the sump tests indicated the presence of certain hazardous substances. As a result, we notified the Georgia Environmental Protection Division (the “EPD”) and conducted additional soil and groundwater studies pursuant to HSRA. We have submitted a corrective action plan to address the subsurface contamination north of Seaboard Industrial Boulevard, and we are currently discussing a proposed consent order with the EPD regarding our remediation efforts. We are conducting voluntary subsurface remediation of the Seaboard site.

In January 2008, the EPA issued a Notice of Violation and document request regarding the use and management of certain trench drains at the Seaboard production facility as well as assorted minor waste labeling issues. The Company responded to the request and is in discussions with the EPA and EPD to resolve this matter.

In May 2007, we accrued an undiscounted pretax liability of $5.0 million representing our best estimate of costs associated with voluntary sub-surface remediation, primarily to remove contaminants from soil underlying one of our manufacturing facilities, and other related environmental issues. While over approximately the next four years we could expend an amount ranging up to $7.5 million on these efforts, our best estimate of voluntary remediation costs continues to be $5.0 million. To date we have expended approximately $0.9 million of the $5.0 million reserve established in May 2007. Further sampling, engineering studies, changes in regulatory requirements and/or final resolution of the proposed consent order could cause us to revise the current estimate. We believe that additional expenditures after four years of remediation may be necessary and that those expenditures, based on currently available information, could range up to an additional $10.0 million during the subsequent twenty-five year period. It may be appropriate to capitalize certain of the expenditures that might be incurred in this twenty-five year period. We arrived at the current estimates on the basis of studies

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Guarantees and Indemnities

As further discussed in Note 1 of the Notes to Consolidated and Combined Financial Statements, in conjunction with the separation of their businesses, Zep and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement. Included in these agreements are certain general indemnifications granted by Zep to Acuity Brands, and by Acuity Brands to Zep, as well as specific limited tax liability indemnifications in the event that the Distribution is deemed to be taxable, or if any of the internal reorganization steps taken to effect the Distribution are not deemed to have been made on a tax-free basis. The Internal Revenue Service has issued a private letter ruling supporting the spin-off’s tax-free status, and Zep continues to conduct its operations in a manner that is compliant with the conditions set forth by that ruling. Further, Zep and Acuity Brands have received an opinion from their external counsel supporting the spin-off’s tax-free status. We believe the probability that the Distribution will be deemed taxable to be remote, and the estimated fair value to be de minimis. Therefore, we have not recorded any related amounts in our Consolidated and Combined Financial Statements.

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

Note 8: Restructuring Charges

During the first quarter of fiscal year 2008, Zep’s management announced its intention to pursue a strategic plan focused upon achieving the Company’s long-term financial objectives. As part of this program, we recorded pretax charges of $10.0 million reflecting the cost of restructuring and other special items during fiscal year 2008. These charges are composed of severance related costs totaling approximately $5.3 million, product line simplification costs of $1.5 million (approximately $1.2 million of which is related to inventory disposal and is required to be reported within Cost of Products Sold), and facility lease contract termination costs of approximately $3.3 million. We will continue to make payments on the affected facility lease until it expires in 2015. The Company’s employee severance programs are currently expected to affect a total of 161 employees, and the costs associated with these programs are expected to be settled during the next 12 months.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

On February 22, 2005, Acuity Brands announced certain actions to accelerate its efforts to streamline and improve the effectiveness of its operations. As part of this initiative, Zep recorded a pretax charge of $4.5 million during fiscal year 2005 to reflect the costs associated with the elimination of approximately 70 salaried positions worldwide, facility consolidations and process improvement. At the close of the first fiscal quarter of 2008, Zep’s restructuring reserve included approximately $0.4 million of the initial $4.5 million charge recorded in February 2005. During the second quarter of fiscal 2008, and as part of the overall strategic planning effort, Zep’s management evaluated restructuring initiatives set forth by previous management teams. The Company no longer intends to complete those restructuring programs enacted prior to the spin-off, and, therefore, the remaining $0.4 million associated with those programs was reversed during the second quarter of fiscal 2008. The net pretax restructuring charge recognized in the second and third quarters of fiscal 2008 totaled $8.5 million. The fiscal 2008 changes to our restructuring reserve (included within Accrued compensation and Other accrued liabilities on the Consolidated and Combined Balance Sheets) are summarized as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2007	$812	$—
Restructuring liabilities assumed by Acuity Brands upon separation	(455)	—
Discontinuation of 2005 restructuring program	(357)	—
Restructuring charges recorded during fiscal 2008	5,272	3,255
Payments made from 2008 restructuring charges	(1,191)	(125)

Balance as of August 31, 2008	$4,081	$3,130

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

The provision for income taxes consists of the following components:

	Years Ended August 31,
	2008	2007	2006
Provision for current federal taxes	$7,678	$7,644	$9,303
Provision for current state taxes	936	402	260
Provision for current foreign taxes	3,489	4,024	4,416
Provision for deferred taxes	(2,434)	(1,316)	569

Total provision for income taxes	$9,669	$10,754	$14,548

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2008	2007	2006
Federal income tax computed at statutory rate	$9,097	$8,693	$12,538
State income tax, net of federal income tax benefit	504	261	194
Foreign permanent differences and rate differential	208	209	542
Deferred taxes	—	840	—
Change in valuation allowance	(76)	(65)	630
Repatriation of foreign earnings	—	420	541
Other, net	(64)	396	103

Total provision for income taxes	$9,669	$10,754	$14,548

Components of the net deferred income tax asset at August 31, 2008 and 2007 include:

	2008	2007
Deferred Income Tax Liabilities:
Depreciation	$(2,722)	$(1,247)
Goodwill and intangibles	(725)	(681)
Other liabilities	(559)	(463)

Total deferred income tax liabilities	$(4,006)	(2,391)

Deferred Income Tax Assets:
Self-insurance	4,470	4,420
Deferred compensation	3,694	3,981
Foreign tax losses	832	812
Other accruals not yet deductible	8,993	6,010
Other assets	903	1,134

Total deferred income tax assets	18,892	16,357
Valuation allowance	(1,295)	(1,371)

Net deferred income tax asset	$13,591	$12,595

Subsequent to the spin-off, Zep Inc. intends to indefinitely reinvest in its foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings or investments is not practicable because such liability, if any, is dependent on events and circumstances existing if and when remittance occurs.

Deferred tax assets were partially offset by valuation allowances of $1.3 million and $1.4 million at August 31, 2008 and August 31, 2007, respectively. The Company’s deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits of state tax credits and foreign capital loss carryforwards. In 2008, the Company recognized a net decrease in its valuation allowance of less than $0.1 million reflecting an increase in the expected realizable value of state tax credits. In 2007, the Company recognized a net decrease in its valuation allowances of less than $0.1 million also related to state tax credits.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

At August 31, 2008, foreign net operating and capital loss carryforwards, which have no expiration, were approximately $0.8 million. Additionally, the Company has state tax credit carryforwards of approximately $1.3 million, which will expire between 2013 and 2016.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. We adopted FIN 48 effective September 1, 2007. Federal and state income tax liabilities relating to periods prior to the spin-off remain the responsibility of Acuity Brands pursuant to the tax disaffiliation agreement, and, therefore, the adoption of this pronouncement had a de minimis impact on our results from operations and financial position during the twelve months ended August 31, 2008. As of the adoption date, we had gross tax-effected unrecognized tax benefits (including interest and penalties) of $1.1 million, none of which, if recognized, would affect our effective tax rate due to the offsetting receivable from Acuity Brands provided for in the tax disaffiliation agreement.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of August 31, 2008, we had gross tax-effected unrecognized tax benefits of $1.6 million (including interest and penalties of $0.3 million), of which $0.1 million, if recognized, would affect our effective tax rate due to the offsetting receivable from Acuity Brands. No interest and penalties are included within our fiscal 2008 operating results due to the offsetting receivable from Acuity Brands. There are no significant increases or decreases to the amount of unrecognized tax benefits anticipated within the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Year Ended August 31, 2008
Balance at August 31, 2007	$947
Additions based on tax positions related to the current year	225
Reductions based on tax positions related to the current year	(19)
Additions for tax positions of prior years	661
Reductions for tax positions of prior years	(168)
Reductions for settlements with taxing authorities	(186)
Reductions for closings of statutes of prior years	(110)

Balance at August 31, 2008	$1,350

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

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 10: Quarterly Financial Data (Unaudited)

	Net Sales	Gross Profit	Income Before Taxes	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
2008
1st Quarter	$143,576	$83,433	$9,783	$6,280	$0.30	$0.30
2nd Quarter(1)	133,163	74,382	2,950	1,907	0.09	0.09
3rd Quarter(1)	145,202	80,474	478	168	0.01	0.01
4th Quarter	152,783	84,893	12,780	7,967	0.38	0.37

2007
1st Quarter	$136,871	$78,638	$3,906	$2,432	$0.12	$0.12
2nd Quarter(2)	131,050	74,511	2,578	910	0.04	0.04
3rd Quarter(2)	145,397	84,915	6,361	3,550	0.17	0.17
4th Quarter	152,568	87,794	11,992	7,191	0.35	0.35

(1)	During the first quarter of fiscal year 2008, Zep’s management announced its intention to pursue a strategic plan focused upon achieving the Company’s long-term financial objectives. As part of this program, we recorded a net pretax charge of $4.5 million during the third quarter of 2008 and a $0.8 million during the second quarter of fiscal 2008. These charges were primarily composed of severance related costs. Additionally, in the third quarter of fiscal 2008, we consolidated our corporate office operations and recorded a $3.3 million charge for facility lease termination costs. Finally, we recorded a $1.5 million charge related to discontinued inventory resulting from our product line simplification ($1.2 million for inventory write-downs was recorded within of Cost of Products Sold and $0.3 million for waste disposal was recorded within Selling, Distribution and Administrative Expenses) during this quarter. The impact of these charges is included within third quarter fiscal 2008 gross profit, income before taxes and net income presented within the above listed table.
(2)	During the second quarter of fiscal 2007 we paid a fine of $3.8 million ($1.8 million was recorded during the second quarter of fiscal 2007 while the remainder was recorded in fiscal year 2003) in connection with intentional misconduct on the part of certain non-executive employees resulting in our failure to comply with our wastewater discharge permit prior to 2003 at our primary manufacturing facility in Atlanta, Georgia. During the third quarter of fiscal 2007 we recorded a $5.0 million charge to establish an environmental reserve for voluntary remediation of sub-surface contaminants at our primary manufacturing facility. The impact of these charges is included within second third quarter fiscal 2007 income before taxes and net income presented within the above listed table.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 11: Geographic Distribution of Operations

The geographic distribution of Zep’s net sales, operating profit, and long-lived assets is summarized in the following table for the years ended August 31:

	2008	2007	2006
Net sales(1)
Domestic(2)	$445,071	$453,606	$449,336
International	129,653	112,280	102,748

	$574,724	$565,886	$552,084

Operating profit(3)
Domestic(2)	$21,414	$21,221	$30,110
International	7,649	8,428	9,939

	$29,063	$29,649	$40,049

Long-lived assets(4)
Domestic(2)	$57,833	$52,295	$55,230
International	5,789	6,233	5,994

	$63,622	$58,528	$61,224

(1)	Net sales are attributed to each country based on the selling location. Sales generated in Canada approximated 13% of total net sales for the year ended August 31, 2008, and 11% for the years ended August 31, 2007 and 2006. None of the remaining countries categorized in the above table as “International” were responsible for more than 10% of the Company’s total consolidated net sales.
(2)	Domestic amounts include net sales, operating profit, and long-lived assets for U.S. based operations.
(3)	Certain costs related to corporate functions performed within our Atlanta, Georgia based headquarters and supporting offices have not been allocated among our international operating results. Fiscal 2008 international operating results were impacted by transfer pricing actions undertaken by the Company in accordance with regulations promulgated within the jurisdictions where we conduct business. Interest costs incurred in connection with our debt instruments, all of which are maintained by our domestic operations, are primarily responsible for differences between Operating Profit and Income before Provision for Income Taxes as reported within our Consolidated and Combined Statements of Income.
(4)	Long-lived assets include net property, plant, and equipment, long-term deferred income tax assets, and other long-term assets.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2008. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2008 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”, respectively, and are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CEO and CFO Certifications

The Company’s Chief Executive Officer as well as the Executive Vice President and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008. Our Chief Executive Officer will submit his initial certification regarding compliance with the New York Stock Exchange’s corporate governance listing standards on or about November 15, 2008 in accordance with Section 303A.12 of the listing standards.

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item, with respect to directors, is included under the captions Director Nominees for the 2009 Annual Meeting and Directors with Terms Expiring at the 2010 and 2011 Annual Meetings of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2009, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to executive officers, is included under the caption Management—Executive Compensation of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2009, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to beneficial ownership reporting, is included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2009, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the captions Compensation of Directors, Information Concerning the Board and Its Committees, Compensation Committee Interlocks and Insider Participation, Fiscal 2008 Summary Compensation Table, Fiscal 2008 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2008 Year-End, Option Exercises and Stock Vested in Fiscal 2008, Fiscal 2008 Nonqualified Deferred Compensation, Employment Contracts, Severance Agreements, Change in Control Agreements, Equity Award Agreements and Deferred Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January  8, 2009, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions Beneficial Ownership of the Company’s Securities and Disclosure with Respect to Equity Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2009, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included under the caption Certain Relationships and Related Party Transactions of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2009, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Fees Billed by Independent Registered Public Accounting Firm of the Company’s proxy statement for the annual meeting of stockholders to be held January 8, 2009, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated and Combined Balance Sheets as of August 31, 2008 and 2007

Consolidated and Combined Statements of Income for the years ended August 31, 2008, 2007, and 2006

Consolidated and Combined Statements of Cash Flows for the years ended August 31, 2008, 2007, and 2006

Consolidated and Combined Statements of Stockholders’ Equity and Comprehensive Income for the years ended August 31 2008, 2007, and 2006

Notes to Consolidated and Combined Financial Statements

(2)	Financial Statement Schedules:

Schedule II Valuation and Qualifying Accounts

Any of Schedules I through V not listed above have been omitted because they are not applicable or the required information is included in the consolidated and combined financial statements or notes thereto.

(3)	Exhibits filed with this report (begins on next page):

Copies of exhibits will be furnished to stockholders upon request at a nominal fee.

Requests should be sent to Zep Inc., Investor Relations Department, 1310 Seaboard Industrial Boulevard Atlanta, Georgia 30318-2825.

INDEX TO EXHIBITS

EXHIBIT 2		Agreement and Plan of Distribution by and between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc. (as currently in effect)	Reference is made to Exhibit 3.2 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(c)	Amended and Restated By-Laws of Zep Inc. (effective January 8, 2009)	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 6, 2008, which is incorporated herein by reference.

EXHIBIT 4	(a)	Form of Certificate representing Zep Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(b)	Stockholder Protection Rights Agreement, dated as of October 31, 2007, between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

EXHIBIT 10(i)A	(1)	Tax Disaffiliation Agreement, dated as of October 31, 2007, by and between Zep Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(2)	Transition Services Agreement, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(3)	Agreement and Plan of Distribution, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(4)	5-Year Revolving Credit Agreement, dated as of October 19, 2007 among Zep Inc., the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, JPMorgan Chase Bank, National Association; Bank of America, N.A.; KeyBank National Association; Wachovia Bank, National Association; Regions Bank; and Wells Fargo Bank, N.A.	Reference is made to Exhibit 10(i)A(4) of registrant’s Form 10-K as filed with the Commission on November 29, 2007, which is incorporated herein by reference.

	(5)	Credit and Security Agreement dated as of October 19, 2007 among Acuity Enterprise Inc, as Borrower; Acuity Specialty Products, Inc., as Servicer; Variable Funding Capital Company, the Liquidity Banks from time to time party hereto; and Wachovia Bank National Association, as Agent.	Reference is made to Exhibit 10(i)A(5) of registrant’s Form 10-K as filed with the Commission on November 29, 2007, which is incorporated herein by reference.

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:

	(1)	Employee Benefits Agreement, dated as of October 31, 2007.	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(2)	Zep Inc. Long-Term Incentive Plan.	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(3)	Zep Inc. Non-Employee Director Deferred Compensation Plan.	Reference is made to Exhibit 10.5 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(4)	Zep Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10.6 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(5)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(6)	Form of Change-in-Control Agreement.	Reference is made to Exhibit 10.17 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(7)	Form of Change-in-Control Agreement for Certain Executive Officers.	Reference is made to Exhibit 10.19 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(8)	Form of Severance Agreement.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(9)	Zep Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit 10.7 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(10)	John Morgan Employment Letter.	Reference is made to Exhibit 10.12 of registrant’s Form 10 as filed with the Commission on October 10, 2007, which is incorporated herein by reference.

(11)	Bill Holl Employment Letter.	Reference is made to Exhibit 10.13 of registrant’s Form 10 as filed with the Commission on October 10, 2007, which is incorporated herein by reference.

(12)	Form of Stock Appreciation Rights Agreement for Executive Officers.	Reference is made to Exhibit 10.8 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(13)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10.9 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(14)	Form of Nonqualified Stock Option Agreement for Key Employees.	Reference is made to Exhibit 10.10 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(15)	Form of Incentive Stock Option Agreement for Key Employees.	Reference is made to Exhibit 10.11 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(16)	Form of Incentive Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10.12 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(17)	Form of Long-Term Incentive Plan Restricted Stock Award Agreement (without Restrictive Covenants).	Reference is made to Exhibit 10.13 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(18)	Form of Long-Term Incentive Plan Restricted Stock Award Agreement (with Restrictive Covenants).	Reference is made to Exhibit 10.14 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(19)	Form of Long-Term Incentive Plan Restricted Stock Units Award Agreement.	Reference is made to Exhibit 10.15 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(20)	Form of Stock Appreciation Rights Agreement for Key Employees.	Reference is made to Exhibit 10.20 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(21)	Form of Stock Option Agreement for Nonemployee Directors.	Reference is made to Exhibit 10.21 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(22)	Form of Stock Appreciation Rights Agreement for Nonemployee Directors.	Reference is made to Exhibit 10.22 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(23)	Form of Long-Term Incentive Plan Restricted Stock Award Agreement for Nonemployee Directors.	Reference is made to Exhibit 10.23 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

EXHIBIT 14		Code of Ethics and Business Conduct	Reference is made to Exhibit 14 of the registrant’s Form 10-K as filed with the Commission on November 29, 2007, which is incorporated herein by reference.

EXHIBIT 21		List of Subsidiaries.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 23		Consent of Independent Auditors.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 24		Powers of Attorney.	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 31	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 32	(a)	Section 1350 Certification, signed by John K. Morgan	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 32	(b)	Section 1350 Certification, signed by Mark R. Bachmann	Filed with the Securities and Exchange Commission as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zep Inc.

Date: November 6, 2008	By:	/s/ JOHN K. MORGAN
John K. Morgan Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ JOHN K. MORGAN John K. Morgan		Chairman, President, and Chief Executive Officer (Principal Executive Officer)	November 6, 2008

/s/ MARK R. BACHMANN Mark R. Bachmann		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 6, 2008

* Earnest W. Deavenport, Jr.		Director	November 6, 2008

* Timothy T. Tevens		Director	November 6, 2008

* Kenyon W. Murphy		Director	November 6, 2008

* Joseph Squicciarino		Director	November 6, 2008

* Sidney J. Nurkin		Director	November 6, 2008

* J. Veronica Biggins		Director	November 6, 2008

*BY:	/s/ Mark R. Bachmann Mark R. Bachmann	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 6, 2008

SCHEDULE II

Zep Inc.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2008, 2007, AND 2006

(in thousands)

	Balance at Beginning of Year	Additions and Reductions Charged to		Deductions	Balance at End of Year
		Costs and Expenses	Other Accounts
Year Ended August 31, 2008:
Reserve for doubtful accounts	$3,503	2,532	—	2,706	$3,329

Reserve for estimated returns and allowances	$670	13,433	—	13,683	$420

Year Ended August 31, 2007:
Reserve for doubtful accounts	$3,788	2,515	3	2,803	$3,503

Reserve for estimated returns and allowances	$783	13,419	—	13,532	$670

Year Ended August 31, 2006:
Reserve for doubtful accounts	$4,050	2,188	11	2,461	$3,788

Reserve for estimated returns and allowances	$548	16,038	—	15,803	$783