Form 10-K/A
period 2008-08-31
Zep Inc.
filed 2008-11-07
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Annual Report on Form 10-K/A amends the registrant’s Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission on November 6, 2008, and is being filed to correct two typographical errors on the cover page of the original filing as follows:

•

To correct the check mark to check “yes” to confirm that the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days; and

•	To remove the check mark related to disclosure of delinquent filers pursuant to Item 405 of Regulation S-K.

Except as described above, no other information contained in Form 10-K is amended by this Form 10-K/A. In order to comply with the technical requirements of Rule 12b-15 in connection with the filing of this Form 10-K/A, updated certifications are being filed with this Form 10-K/A.

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.		Description

EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 31	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 32	(a)	Section 1350 Certification, signed by John K. Morgan	Filed with the Securities and Exchange Commission as part of this Form 10-K.

EXHIBIT 32	(b)	Section 1350 Certification, signed by Mark R. Bachmann	Filed with the Securities and Exchange Commission as part of this Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zep Inc.

Date: November 7, 2008	By:	/s/ JOHN K. MORGAN
John K. Morgan Chairman, President, and Chief Executive Officer
(Duly Authorized Representative)