Form 10-Q
period 2008-11-30
Zep Inc.
filed 2009-01-09
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 01-33633

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

Common Stock – $0.01 Par Value – 21,088,237 shares as of January 7, 2009.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Zep Inc.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except share and per-share data)

	NOVEMBER 30, 2008	AUGUST 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,165	$14,528
Accounts receivable, less reserve for doubtful accounts of $3,279 at November 30, 2008 and $3,329 at August 31, 2008	84,406	99,101
Inventories	51,141	50,782
Deferred income taxes	6,861	6,614
Prepayments and other current assets	7,466	7,300

Total Current Assets	157,039	178,325

Property, Plant, and Equipment, at cost:
Land	3,259	3,295
Buildings and leasehold improvements	54,329	53,952
Machinery and equipment	82,116	82,692

Total Property, Plant, and Equipment	139,704	139,939
Less - Accumulated depreciation and amortization	85,394	85,327

Property, Plant, and Equipment, net	54,310	54,612

Other Assets:
Goodwill	31,167	32,034
Intangible assets	84	90
Deferred income taxes	7,113	7,387
Other long-term assets	1,613	1,623

Total Other Assets	39,977	41,134

Total Assets	$251,326	$274,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$7,000	$12,000
Accounts payable	37,882	46,120
Accrued compensation	15,273	21,376
Other accrued liabilities	18,836	27,223

Total Current Liabilities	78,991	106,719
Long-Term Debt	59,450	47,150

Deferred Income Taxes	355	410

Self-Insurance Reserves, less current portion	7,785	7,748

Other Long-Term Liabilities	12,975	12,327

Commitments and Contingencies (see Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 21,067,824 issued and outstanding at November 30, 2008, and 20,957,916 issued and outstanding at August 31, 2008	211	210
Paid-in capital	76,369	75,025
Retained earnings	6,825	9,264
Accumulated other comprehensive income items	8,365	15,218

Total Stockholders’ Equity	91,770	99,717

Total Liabilities and Stockholders’ Equity	$251,326	$274,071

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED NOVEMBER 30
	2008	2007
Net Sales	$129,161	$143,576
Cost of Products Sold	61,360	60,143

Gross Profit	67,801	83,433
Selling, Distribution, and Administrative Expenses	66,668	72,671
Restructuring Charge	1,895	—

Operating (Loss) Profit	(762)	10,762
Other Expense:
Interest expense, net	558	1,060
Loss on foreign currency transactions	1,095	84
Miscellaneous expense (income), net	38	(165)

Total Other Expense	1,691	979

(Loss) Income before Provision for Income Taxes	(2,453)	9,783
(Benefit) Provision for Income Taxes	(908)	3,503

Net (Loss) Income	$(1,545)	$6,280

Earnings Per Share:
Basic (Loss) Earnings per Share	$(0.07)	$0.30

Basic Weighted Average Number of Shares Outstanding	20,976	20,811

Diluted (Loss) Earnings per Share	$(0.07)	$0.30

Diluted Weighted Average Number of Shares Outstanding	20,976	20,993

Dividends Declared per Share	$0.04	$—

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	THREE MONTHS ENDED NOVEMBER 30
	2008	2007
Cash Provided by (Used for) Operating Activities:
Net (loss) income	$(1,545)	$6,280
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,705	1,628
Excess tax benefits from share-based payments	(731)	—
Other non-cash charges	498	374
Deferred income taxes	(29)	(268)
Change in assets and liabilities, net of effect of acquisitions and divestitures -
Accounts receivable	10,599	3,053
Inventories	(2,031)	(3,956)
Prepayments and other current assets	(377)	(3,663)
Accounts payable	(7,087)	(4,259)
Accrued compensation and other current liabilities	(12,593)	(5,059)
Self insurance and other long-term liabilities	684	214
Other assets	(130)	158

Net Cash Used for Operating Activities	(11,037)	(5,498)

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(2,037)	(1,416)
Other investing activities	107	113

Net Cash Used for Investing Activities	(1,930)	(1,303)

Cash Provided by (Used for) Financing Activities:
Proceeds from revolving credit facility	27,300	72,000
Payment to Acuity Brands, Inc. upon separation	—	(62,500)
Repayments of borrowings from revolving credit facility	(20,000)	(11,231)
Employee stock issuances	122	—
Excess tax benefits from share-based payments	731	—
Dividend payments	(893)	—
Net activity with Acuity Brands, Inc. prior to separation	—	5,634

Net Cash Provided by Financing Activities	7,260	3,903

Effect of Exchange Rate Changes on Cash	(1,656)	520

Net Change in Cash and Cash Equivalents	(7,363)	(2,378)
Cash and Cash Equivalents at Beginning of Period	14,528	9,142

Cash and Cash Equivalents at End of Period	$7,165	$6,764

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS, DISTRIBUTION, AND BASIS OF PRESENTATION

Description of the Business and Distribution

Zep Inc. (“Zep”, “We”, “Our”, or the “Company”) is a producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. The stock of Zep is listed on the New York Stock Exchange under the ticker symbol “ZEP”. Zep’s product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor care, sanitizers, and pest and weed control products. As of November 30, 2008, Zep serves approximately 280,000 customers through a network of distribution centers and warehouses utilizing a base of more than 2,300 unique formulations.

The spin-off of Zep by Acuity Brands, Inc. (“Acuity Brands”) became effective on October 31, 2007 (the “Distribution Date”) through a distribution of 100% of the common stock of Zep to Acuity Brands’ stockholders (the “Distribution”). The Distribution is more fully discussed within the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on November 6, 2008 (File No. 01- 33633) (“Form 10-K”).

Basis of Presentation

The financial statements for the periods presented prior to the Distribution Date are presented on a combined basis and represent those entities that were ultimately transferred to us as part of the spin-off. Prior to the spin-off, certain functions, including treasury, tax, executive and employee benefits, financial reporting, risk management, legal, corporate secretary, and investor relations, were historically managed by the corporate division of Acuity Brands on behalf of its subsidiaries. The assets, liabilities and expenses related to the support of these centralized corporate functions have been allocated to us on a specific identification basis to the extent possible. Otherwise, allocations related to these services were primarily based upon an estimate of the proportion of corporate amounts applicable to us given our contribution to our consolidated parent company’s revenues and employee base. Allocation ratios derived from these contribution factors are similar in amount and remained consistent throughout the historical periods presented. Examples of expenses that were allocated in accordance with these proportional estimates include charges related to accounting and legal services undertaken to ensure the consolidated parent company’s compliance with various regulatory requirements as well as the salaries of certain corporate officers and employees. In the opinion of management, the assumptions and allocations have been made on a reasonable and appropriate basis under the circumstances. Management believes that amounts allocated to Zep reflect a reasonable representation of the types of costs that would have been incurred if we had performed these functions as a stand-alone company. However, as estimation is inherent within the aforementioned allocation process, these combined financial statements do not include all of the actual amounts that would have been incurred had we been a stand-alone entity during the periods presented. The financial statements in this Form 10-Q for periods ending on or after the Distribution Date are presented on a consolidated basis and include the accounts of Zep and its majority-owned subsidiaries.

The unaudited interim Consolidated and Combined Financial Statements included herein have been prepared by us in accordance with U.S. generally accepted accounting principles and present our financial position, results of operations, and cash flows. These consolidated and combined financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated and combined results for the interim periods presented. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated and combined financial statements as of and for the three years ended August 31, 2008 and notes thereto included in our Annual Report on Form 10-K.

The results of operations for the three months ended November 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year, and because of the continued uncertainty of general economic conditions impacting the key end markets in which we participate.

Reclassifications

Certain prior-period amounts have been reclassified within our Consolidated and Combined Statements of Cash Flows to conform to current year presentation. The impact of changes in foreign currency exchange rates, which was significant in fiscal year 2008, has been allocated among the working capital accounts composing the operating section of our Consolidated and Combined Statements of Cash Flows, whereas these amounts were previously reported within the Other assets line item of those statements.

2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in Fiscal Year 2009

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and is therefore effective for us beginning in fiscal year 2009. Accordingly, we adopted this pronouncement effective September 1, 2008. The adoption did not impact our results of operations or financial condition. Disclosures required by SFAS No. 157 are included within Note 9 of the Notes to Consolidated and Combined Financial Statements.

Accounting Standards Yet to be Adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, and will therefore become effective for us beginning in fiscal year 2010. We are currently assessing the potential impact that the adoption of SFAS No. 161 may have on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, and requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations transacted subsequent to a company’s first annual reporting period beginning after December 15, 2008, and will therefore become effective for us beginning in fiscal year 2010. The impact that SFAS No. 141(R) may have on our results of operations or financial condition will depend upon the nature, terms, and size of any acquisitions that we may consummate after the effective date.

3. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	November 30, 2008	August 31, 2008
Raw materials and supplies	$15,480	$16,351
Work in process	451	401
Finished goods	37,408	36,328

	53,339	53,080
Less: Reserves	(2,198)	(2,298)

	$51,141	$50,782

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

Borrowings Following the Spin-Off

On October 19, 2007, we executed a receivables securitization facility and a revolving credit facility in anticipation of the spin-off. We drew $62.5 million from the revolving credit facility on October 31, 2007, and the proceeds were immediately distributed to Acuity Brands. Additionally, we assumed a $7.2 million industrial revenue bond due in 2018 and approximately $0.3 million of other debt following the spin-off. The receivables securitization facility remained unutilized during its one-year term, and expired in the normal course on October 19, 2008. Of the above referenced other debt, $0.3 million was settled during fiscal year 2008.

Revolving Credit Facility

On October 19, 2007, we entered into a $100 million unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”). These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, inaccurate or false representations or warranties, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events, and judgment defaults. We were in compliance with all related financial covenants at November 30, 2008.

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

We entered into four interest rate swap arrangements during the fourth quarter of fiscal year 2008 effectively swapping the variable interest rate associated with $20.0 million of borrowings made under our Revolving Credit Facility for fixed rates ranging from 3.2% to 3.5%. These interest rate swaps, which mature in June 2010, constitute derivative instruments and are accounted for as cash flow hedges. The objective of these hedges is to manage the variability of interest-related cash flows associated with variable-rate debt subject to these hedge instruments. There has been no ineffectiveness related to the change in fair value of our cash flow hedges since those instruments’ inception. The instruments have generated unrealized losses totaling $0.2 million during the first three months of fiscal year 2009, none of which is expected to affect earnings within the next 12 months. These unrealized losses have been recorded net of tax within Accumulated Other Comprehensive Income on our Consolidated and Combined Balance Sheets. The estimated fair values of our derivative instruments are calculated based on market rates. These values reflect estimated termination costs and may be affected by counterparty creditworthiness and market conditions. However, we minimize such risk exposures for these instruments by limiting the counterparties to large banks and financial institutions that meet established credit guidelines. We do not expect to incur any losses as a result of counterparty default.

As of November 30, 2008, borrowings under the Revolving Credit Facility totaled $59.3 million. Of that total outstanding amount, $7.0 million has been classified as Short-term debt on our Consolidated and Combined Balance Sheets reflecting our current intention to settle that amount during the twelve months following November 30, 2008. The Company has the ability to refinance all amounts borrowed under its Revolving Credit Facility until 2012. Therefore, amounts classified as Short-term debt may fluctuate not only in response to repayment of those amounts, but also concurrent with changes in the Company’s 12-month cash flow. The remaining $52.3 million has been reported within Long-Term Debt. The base interest rate associated with borrowings made under the Revolving Credit Facility approximated 2.7% during the first quarter of fiscal year 2009. As of November 30, 2008, we had additional borrowing capacity under the Revolving Credit Facility of $37.8 million, which represents the full amount of the Revolving Credit Facility less the aforementioned borrowings as well as the outstanding letters of credit of $2.9 million that were issued under the Revolving Credit Facility and are discussed below.

Industrial Revenue Bonds

The industrial revenue bonds due in 2018 were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in that Texas city. In 2001, in connection with the spin-off of Acuity Brands from National Services Industries, Inc. (“NSI”), the loan agreement was assigned to Acuity Brands and Acuity Specialty Products Group Inc., which assumed all of the obligations of NSI with respect to the industrial revenue bonds. In connection with our spin-off from Acuity Brands, Acuity Brands was released from its obligations with respect to the industrial revenue bonds, and we remained as an obligor under the loan agreement. Pursuant to the loan agreement, we are required to make principal and interest payments on the bonds. We will fulfill these requirements by making interest payments on a quarterly basis, and by settling the associated principal obligation in 2018 upon maturity. The payment of principal and interest on the bonds is secured by an irrevocable letter of credit issued by Wachovia Bank, National Association. The bonds currently bear interest at a weekly rate. The average interest rate during the three months ended November 30, 2008 and 2007 was 3.3% and 3.7%, respectively. Pursuant to certain cross-default provisions relating to our industrial revenue bonds, a breach of financial covenants set forth in our Revolving Credit Facility constituting an event of default under the Revolving Credit Facility would also constitute an event of default under our industrial revenue bonds.

Letters of Credit

Subsequent to August 31, 2007 and in connection with the spin-off, we issued outstanding letters of credit totaling $10.4 million primarily for the purpose of securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bonds. At November 30, 2008, a total of $2.9 million of the letters of credit were issued under the Revolving Credit Facility, thereby reducing the total availability under the facility by such amount.

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

The following table summarizes the components of interest expense, net:

	Three Months Ended November 30
	2008	2007
Interest expense	$606	$1,075
Interest income	(48)	(15)

Interest expense, net	$558	$1,060

5. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various legal claims arising in the normal course of business. We, as part of programs entered into by Acuity Brands, are self-insured up to specified limits for certain types of claims, including product liability, and employment practices, and we are fully self-insured for certain other types of claims, including environmental, product recall, some employee-related matters, and patent infringement as part of the distribution agreement with Acuity Brands. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the results of operations, financial position, or cash flows of Zep. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on results of operations, financial position, or cash flows of the Company in future periods. We establish reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved.

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

In June 2007, we reached a final resolution of the investigation by the United States Department of Justice (the “DOJ”) of certain environmental issues at our primary manufacturing facility located in Atlanta, Georgia. In connection with this resolution, we are subject to a three-year probation period that incorporates a compliance agreement with the United States Environmental Protection Agency (the “EPA”). Under the compliance agreement, we are required to maintain an enhanced compliance program. The resolution of this matter is not expected to lead to a material loss of business, any disruption of production, or materially higher operating costs. However, in the event of our material breach of the compliance agreement, those consequences could occur.

We are currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by Zep have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which Zep has been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party, either (1) Zep is one of many other identified generators who have reached an agreement on the allocation of costs for cleanup among the various generators and Zep’s potential liability is not material; (2) Zep has been identified as a potential generator and the sites have been remediated by the EPA or by a state for a cost that is not material; or (3) other generators have cleaned up the site and have not pursued a claim against Zep and Zep’s liability, if any, would not be material.

Our property on Seaboard Industrial Boulevard is the only active site involving property which we own and where we have been named as a potentially responsible party. We and the current and former owners of adjoining properties had reached agreement to share the expected costs and responsibilities of implementing an approved corrective action plan, submitted in 2004, under the Georgia Hazardous Response Act (“HSRA”) to periodically monitor property along a nearby stream for a period of five years ending in December 2009. The Georgia Environmental Protection Division (the “EPD”) is reviewing the monitoring program and will determine if additional monitoring is necessary and for what period of time. Subsequently, in connection with the DOJ investigation described earlier, we and the EPA each analyzed samples taken from certain sumps at the Seaboard facility. The sample results from some of the sump tests indicated the presence of certain hazardous substances. As a result, we notified the EPD and conducted additional soil and groundwater studies pursuant to HSRA. We have submitted a corrective action plan to address the subsurface contamination north of Seaboard Industrial Boulevard, and have executed a Consent Order with the EPD covering this remediation.

In January 2008, the EPA issued a Notice of Violation and document request regarding the use and management of certain trench drains at the Seaboard production facility as well as assorted minor waste labeling issues. The Company responded to the request and is in discussions with the EPA to resolve this matter.

In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with voluntary subsurface remediation, primarily to remove contaminants from soil underlying one of our manufacturing facilities, and other related environmental issues. While over approximately the next four years we could expend an amount ranging up to $7.5 million on these efforts, our best estimate of voluntary remediation costs continues to be $5.0 million. To date, we have expended approximately $0.9 million of the $5.0 million reserve established in May 2007. Further sampling, engineering studies, changes in regulatory requirements and/or final resolution of the proposed consent order could cause us to revise the current estimate. We believe that additional expenditures after four years of remediation may be necessary and that those expenditures, based on currently available information, could range up to an additional $10.0 million during the subsequent twenty-five year period. It may be appropriate to capitalize certain of the expenditures that may be incurred in this twenty-five year period. We arrived at the current estimates on the basis of studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Guarantees and Indemnities

As further discussed in Note 1 of the Notes to Consolidated and Combined Financial Statements, in conjunction with the separation of their businesses, Zep and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement. Included in these agreements are certain general indemnifications granted by Zep to Acuity Brands, and by Acuity Brands to Zep, as well as specific limited tax liability indemnifications in the event that the Distribution is deemed to be taxable, or if any of the internal reorganization steps taken to effect the Distribution are not deemed to have been made on a tax-free basis. The Internal Revenue Service has issued a private letter ruling supporting the tax-free status of the spin-off, and Zep continues to conduct its operations in a manner that is compliant with the conditions set forth by that ruling. Further, Zep and Acuity Brands have received an opinion from their external counsel supporting the tax-free status of the spin-off. We believe the probability that the Distribution will be deemed taxable is remote, and the estimated fair value to be de minimis. Therefore, we have not recorded any related amounts in our Consolidated and Combined Financial Statements.

6. RESTRUCTURING CHARGES

During the first quarter of fiscal year 2008, Zep’s management announced its intention to pursue a strategic plan focused on achieving the Company’s long-term financial objectives. As part of this program, we recorded pre-tax charges of $10.0 million reflecting the cost of restructuring and other special items during fiscal year 2008. These charges are composed of severance-related costs totaling approximately $5.3 million, product line simplification costs of $1.5 million (approximately $1.2 million of which is related to inventory disposal and is required to be reported within Cost of Products Sold), and facility lease contract termination costs of approximately $3.3 million. We will continue to make lease payments on the facility, which housed our corporate office prior to consolidation, until it expires in 2015. During the first quarter of fiscal year 2009, the Company recorded an additional $1.9 million restructuring charge composed of severance costs. The Company’s employee severance programs collectively are currently expected to affect approximately 240 employees, and the majority of costs associated with these programs are expected to be settled during the next 12 months.

The fiscal year 2009 changes to our restructuring reserve (included within Accrued compensation and Other accrued liabilities on the Consolidated and Combined Balance Sheets) are summarized as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2008	$4,081	$3,130
Restructuring charges recorded during fiscal year 2009	1,895	—
Payments made from fiscal year 2008 restructuring charges	(1,322)	(141)

Balance as of November 30, 2008	$4,654	$2,989

7. EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Under this statement, basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share is computed similarly, but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested.

Prior to the Distribution Date, the common stock of Zep was owned by Acuity Brands. Accordingly, for periods prior to October 31, 2007, basic and diluted earnings per share have been computed using the number of shares of Zep common stock outstanding on the Distribution Date.

The following table reflects basic and diluted (loss) earnings per common share for the three months ended November 30, 2008 and 2007:

	Three Months Ended November 30
	2008	2007
Basic (loss) earnings per share:
Net (loss) income	$(1,545)	$6,280
Basic weighted average shares outstanding	20,976	20,811

Basic (loss) earnings per share	$(0.07)	$0.30

Diluted earnings per share:
Net (loss) income	$(1,545)	$6,280
Basic weighted average shares outstanding	20,976	20,811
Common stock equivalents (stock options and restricted stock)	—	182

Diluted weighted average shares outstanding	20,976	20,993

Diluted (loss) earnings per share	$(0.07)	$0.30

8. COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. We currently intend to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, thus the foreign currency translation adjustments presented in the below listed tabular disclosure as well as within our Consolidated and Combined Statements of Stockholders’ Equity and Comprehensive Income are not affected by domestic income taxes. The components of our comprehensive income is as follows:

	Three Months Ended November 30
	2008	2007
Net (loss) income	$(1,545)	$6,280
Foreign currency translation adjustments (net of tax of $0)	(6,621)	3,220
Change in unrealized loss on hedges (net of tax of $134)	(232)	—

Comprehensive (loss) income	$(8,398)	$9,500

Foreign currency translation adjustments for the three months ended November 30, 2008 resulted primarily from the strengthening of the U.S. Dollar against certain currencies, particularly the Canadian Dollar and the Euro.

9. FAIR VALUE DISCLOSURES

Effective September 1, 2008, we adopted SFAS No. 157, which requires disclosures about our assets and liabilities that are measured at fair value. The adoption did not impact the Company’s results of operations or financial condition. We have not applied the provisions of SFAS No. 157 to non-financial assets, such as our property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment. We will apply the provisions of SFAS No. 157 to these assets and liabilities beginning September 1, 2010, in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which is not expected to have a material impact on our results of operations or financial condition.

Our assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Level 2 inputs are based on other observable market data, such as quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable, such as interest rates and yield curves. Level 3 inputs are developed from unobservable data reflecting our own assumptions, and include situations where there is little or no market activity for the asset or liability.

Our financial assets and liabilities subject to the disclosure requirements of SFAS No. 157 include only our interest rate swap arrangements, which are discussed in Note 4 of the Notes to Consolidated and Combined Financial Statements. Our cash flow hedges carried an aggregate fair market value liability of approximately $0.5 million as of November 30, 2008. These instruments are valued using pricing models based upon market observable inputs such as yield curves, and such inputs are classified as Level 2 inputs under SFAS No. 157.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated and Combined Financial Statements and related notes thereto. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Zep for the quarters ended November 30, 2008 and 2007. For a more complete understanding of this discussion, please read the Notes to Consolidated and Combined Financial Statements included in this report. Also, please refer to our Annual Report on Form 10-K for the fiscal year ended August 31, 2008, filed with the SEC on November 6, 2008, for additional information regarding us, including the audited consolidated and combined financial statements of Zep as of and for the three years ended August 31, 2008 and the related notes thereto, (the “Form 10-K”).

Overview

Company

We are a leading producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. Our common stock is listed on the New York Stock Exchange under the ticker symbol “ZEP.” Our product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, and pest and weed control products. We continually expand our product portfolio and service offerings through the introduction of new products and formulations as well as new services to meet the demands of the industry and our customers. We market these products and services under well recognized and established brand names, such as Zep®, Zep Commercial®, Zep Professional, Enforcer®, and Selig™, some of which have been in existence for more than 70 years. We reach our customers through an experienced international organization of sales representatives, supported by highly skilled research and development and technical services teams, who collectively provide creative solutions for our customers’ diverse cleaning and maintenance needs by utilizing their extensive product expertise and providing customized value added services that we believe distinguish us among our competitors.

Due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarter of our fiscal year have historically outpaced those generated in the first six months of the fiscal year. Additionally, as some of the Company’s strategic initiatives are being implemented, the Company’s revenue may be negatively affected over the short-term. These initiatives are designed to position the Company for future revenue and earnings growth.

Our Separation from Acuity Brands, Inc.

Our spin-off became effective on October 31, 2007 through a distribution of 100% of the common stock of Zep to Acuity Brands’ stockholders (the “Distribution”). The Distribution is more fully discussed within the Company’s Form 10-K.

Liquidity and Capital Resources

Our principal sources of liquidity are operating cash flows generated primarily from operating activities and various sources of borrowings. Our ability to generate sufficient cash flow from operations and to access certain capital markets, including banks, is necessary for us to fund our operations, to pay dividends, to meet obligations as they become due, and to maintain compliance with covenants contained within our financing agreements. Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, compliance with covenants contained in certain of our financing agreements, and the ability to access capital markets. As of November 30, 2008, we had additional borrowing capacity under our Revolving Credit Facility of $37.8 million. We entered into four interest rate swap arrangements during the fourth quarter of fiscal year 2008 effectively swapping the variable interest rate associated with $20.0 million of borrowings made under our Revolving Credit Facility for fixed rates ranging from 3.2% to 3.5%. We do not rely on commercial paper issuances to finance our business. While our $40.0 million, one-year receivable securitization facility was allowed to expire in the normal course in October 2008, we did not utilize this facility during its term. Based on our current cash on hand, current financing arrangements, and current projections of cash flow from operations, management believes that we will be able to meet the liquidity needs of our current business over the next 12 months. Further detail regarding our debt instruments is provided in the Capitalization section that follows as well as in Note 4 of the Notes to Consolidated and Combined Financial Statements.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. The Company’s operating activities consumed a net $11.0 million during the first three months of fiscal year 2009 compared with $5.5 million used in the prior year period. Cash flow used in operating activities increased $5.5 million due primarily to the difference in net earnings between those two periods and the payment of prior accrued income taxes in the first quarter of fiscal year 2009 (income tax liabilities generated prior to the spin-off were administered by our former parent company).

Operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) decreased by approximately $6.1 million to $97.7 million at November 30, 2008 from $103.8 million at August 31, 2008. The decrease in operating working capital was due primarily to a decline in accounts receivable. Net sales have historically been strongest in the fourth quarter of each fiscal year. This disproportionate distribution of fiscal year sales typically results in a decline in accounts receivable from August to November.

Management believes that investing in assets and programs that will over time increase the return on our invested capital is a key factor in driving stockholder value. We invested $2.0 million and $1.4 million in the first three months of fiscal year 2009 and 2008, respectively, primarily for machinery, equipment, and information technology. While we expect to invest approximately $8.0 million to $10.0 million in fiscal year 2009 for machinery, equipment, and information technology to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities, we may delay a portion of this spending if economic conditions dictate accordingly.

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

Borrowings Following the Spin-Off

On October 19, 2007, we executed a receivables securitization facility and the Revolving Credit Facility in anticipation of the spin-off. We drew $62.5 million from the Revolving Credit Facility on October 31, 2007, and the proceeds were immediately distributed to Acuity Brands. Additionally, we assumed a $7.2 million industrial revenue bond due in 2018 and approximately $0.3 million of other debt following the spin-off. The receivables facility remained unutilized during its one-year term and expired in the normal course on October 19, 2008. Of the above referenced other debt, $0.3 million was settled during fiscal year 2008.

Revolving Credit Facility

On October 19, 2007, we entered into the $100 million Revolving Credit Facility with a syndicate of commercial banks. The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”). These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, inaccurate or false representations or warranties, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events, and judgment defaults. We were in compliance with all related financial covenants at November 30, 2008.

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

We entered into four interest rate swap arrangements during the fourth quarter of fiscal year 2008 effectively swapping the variable interest rate associated with $20.0 million of borrowings made under our Revolving Credit Facility for fixed rates ranging from 3.2% to 3.5%. These interest rate swaps, which mature in June 2010, constitute derivative instruments and will be accounted for as cash flow hedges. The objective of these hedges is to manage the variability of interest-related cash flows associated with variable-rate debt subject to these hedge instruments. There has been no ineffectiveness related to the change in fair value of our cash flow hedges since those instruments’ inception. The instruments have generated unrealized losses totaling $0.2 million during the first three months of fiscal year 2009, none of which is expected to affect earnings within the next 12 months. These unrealized losses have been recorded net of tax within Accumulated Other Comprehensive Income on our Consolidated and Combined Balance Sheets. The estimated fair values of our derivative instruments are calculated based on market rates. These values reflect estimated termination costs and may be affected by counterparty creditworthiness and market conditions. However, we minimize such risk exposures for these instruments by limiting the counterparties to large banks and financial institutions that meet established credit guidelines. We do not expect to incur any losses as a result of counterparty default.

As of November 30, 2008, borrowings under the Revolving Credit Facility totaled $59.3 million. Of that total outstanding amount, $7.0 million has been classified as Short-term debt on our Consolidated and Combined Balance Sheets reflecting our current intention to settle that amount during the twelve months following November 30, 2008. The Company has the ability to refinance all amounts borrowed under its Revolving Credit Facility until 2012. Therefore, amounts classified as Short-term debt may fluctuate not only in response to repayment of those amounts, but also concurrent with changes in the Company’s 12-month cash flow. The remaining $52.3 million has been reported within Long-term debt. The base interest rate associated with borrowings made under the Revolving Credit Facility approximated 2.7% during the first quarter of fiscal year 2009. As of November 30, 2008, we had additional borrowing capacity under the Revolving Credit Facility of $37.8 million, which represents the full amount of the Revolving Credit Facility less the aforementioned borrowings as well as the outstanding letters of credit of $2.9 million that were issued under the Revolving Credit Facility and are discussed below.

Industrial Revenue Bonds

The industrial revenue bonds due 2018 were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in that Texas city. In 2001, in connection with the spin-off of Acuity Brands from National Services Industries, Inc. (“NSI”), the loan agreement was assigned to Acuity Brands and Acuity Specialty Products Group Inc., which assumed all of the obligations of NSI with respect to the industrial revenue bonds. In connection with our spin-off from Acuity Brands, Acuity Brands was released from its obligations with respect to the industrial revenue bonds, and we remained as an obligor under the loan agreement. Pursuant to the loan agreement, we are required to make principal and interest payments on the bonds. We will fulfill these requirements by making interest payments on a quarterly basis, and by settling the associated principal obligation in 2018 upon maturity. The payment of principal and interest on the bonds is secured by an irrevocable letter of credit issued by Wachovia Bank, National Association. The bonds currently bear interest at a weekly rate. The average interest rate during the three months ended November 30, 2008 and 2007 was 3.3% and 3.7%, respectively. Pursuant to certain cross-default provisions relating to our industrial revenue bonds, a breach of financial covenants set forth in the Revolving Credit Facility constituting an event of default under the Revolving Credit Facility would also constitute an event of default under our industrial revenue bonds.

Letters of Credit

Subsequent to August 31, 2007 and in connection with the spin-off, we issued outstanding letters of credit totaling $10.4 million primarily for the purpose of securing collateral requirements under our casualty insurance programs and for providing credit support for our industrial revenue bonds. At November 30, 2008, a total of $2.9 million of the letters of credit were issued under the Revolving Credit Facility.

Dividends

We expect to pay a quarterly dividend at an annual rate of $0.16 per share. Our ability to fund a regular quarterly dividend is impacted by our financial results and the availability of surplus funds. Delaware law prohibits the payment of dividends or otherwise distributing funds to our stockholders absent a legally available surplus. Our ability to generate positive cash flows from operating activities directly affects our ability to make dividend payments. Also, restrictions under the instruments governing our indebtedness could impair our ability to make such payments. Effective as of the date of the spin-off, payments on our indebtedness and the quarterly dividend are expected to account for the majority of our financing activities.

All decisions regarding the declaration and payment of dividends are at the discretion of our Board of Directors and are evaluated periodically in consideration of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors our Board of Directors deems relevant. We do not currently have plans to change our annual dividend rate.

Results of Operations

First Quarter of Fiscal Year 2009 Compared with First Quarter of Fiscal Year 2008

The following table sets forth information comparing the components of net income for the three months ended November 30, 2008 with the three months ended November 30, 2007:

	Three Months Ended November 30,		Percent Change
(Dollars in millions)	2008	2007
Net Sales	$129.2	$143.6	(10)%
Gross Profit	67.8	83.4	(19)%
Percent of net sales	52.5%	58.1%
Operating (Loss) Profit	(0.8)	10.8	(107)%
Percent of net sales	(0.6%)	7.5%
(Loss ) Income before Provision for Taxes	(2.5)	9.8	(125)%
Percent of net sales	(1.9%)	6.8%
Net (Loss) Income	$(1.5)	$6.3	(125)%

Net Sales

Net sales were $129.2 million in the first quarter of fiscal year 2009 compared with $143.6 million in the year-ago period, representing a decrease of $14.4 million or 10%. Weakening demand in each of the Company’s markets resulted in volume-related sales declines of $16.2 million. Unfavorable foreign currency translation on international sales negatively impacted total net sales by an additional $3.4 million. These declines were partially offset by the realization of higher selling prices totaling approximately $5.2 million, primarily within the Company’s domestic markets.

Gross Profit

	Three Months Ended November 30,		Increase (Decrease)	Percent Change
(Dollars in millions)	2008	2007
Net Sales	$129.2	$143.6	$(14.4)	(10)%
Cost of Products Sold	61.4	60.1	1.3	2%
Percent of net sales	47.5%	41.9%
Gross Profit	$67.8	$83.4	$(15.6)	(19)%
Percent of net sales	52.5%	58.1%

Gross profit decreased $15.6 million, or 19% to $67.8 million in the first quarter of fiscal year 2009 compared with $83.4 million in the year-ago period. Gross profit margin of 52.5% in the first quarter of fiscal year 2009 decreased 560 basis points from that of the first quarter in the prior fiscal year. Costs of products sold increased slightly with the prior year period despite the above discussed decline in net sales primarily due to the continued rise of raw materials costs during the previous twelve months. On a comparative year-to-date basis, raw material costs increased approximately $8.3 million. Declining sales volumes, unfavorable currency exchange market activity, and continued volatility in the cost of commodities used in our production have placed significant downward pressure on our gross profit margins beyond the ability to recover margin degradation with price increases.

Operating Profit

	Three Months Ended November 30,		Increase (Decrease)	Percent Change
(Dollars in millions)	2008	2007
Gross Profit	$67.8	$83.4	$(15.6)	(19)%
Percent of net sales	52.5%	58.1%
Selling, Distribution, and Administrative Expenses	66.7	72.7	(6.0)	(8)%
Restructuring Charge	1.9	—	1.9	100%
Operating (Loss) Profit	$(0.8)	$10.8	$(11.6)	(107)%
Percent of net sales	(0.6)%	7.5%

Operating profit decreased $11.6 million, or 107%, in the first quarter of fiscal year 2009 to a loss of $(0.8) million from a profit of $10.8 million reported in the first quarter of fiscal year 2008. Operating margins were (0.6)% in the first quarter of fiscal year 2009 compared with 7.5% in the comparative year-ago period. The Company reduced selling, distribution, and administrative expenses (“SD&A”) by an aggregate of $6.0 million during the first quarter of fiscal year 2009. The decline in net sales resulted in reduced variable selling costs of approximately $3.8 million. Such costs include commissions paid to sales representatives as well as customer freight. We incurred approximately $3.0 million less in expenses attributable to compensation-related costs including administrative salaries and bonuses. Also, our operating results benefited by approximately $1.3 million from the disciplined control of certain sales support costs. Partially offsetting these cost reductions were $1.5 million of investments made to support our strategic initiatives.

Operating results during the first two of the three months ended November 30, 2007 reflect an allocation of certain administrative costs associated with functions that were historically managed by our parent on our behalf prior to the spin-off. These functions include treasury, tax, executive and employee benefits, financial reporting, risk management, legal, corporate secretary, and investor relations. Also included in these administrative costs were expenses associated with our equity award programs designed to incentivize and reward positive performance of our employees. During the first quarter of fiscal year 2009, as anticipated, the actual costs of these administrative functions outpaced the prior year’s allocated costs by approximately $0.9 million.

Due to the decline in gross profit, the reductions in variable selling costs and fixed overhead were not sufficient to preclude the recording of a net operating loss for the three months ended November 30, 2008. The Company recorded a net, pre-tax restructuring charge of $1.9 million during November 2008 in response to economic conditions currently affecting operating performance. The charge was composed of non-sales employee severance costs as we continue to focus on reducing our fixed overhead structure.

Income before Provision for Taxes

	Three Months Ended November 30,		Increase (Decrease)	Percent Change
(Dollars in millions)	2008	2007
Operating (Loss) Profit	$(0.8)	$10.8	$(11.6)	(107)%
Percent of net sales	(0.6)%	7.5%
Other Expense (Income)
Interest Expense, net	0.6	1.1	(0.5)	(47)%
Loss on foreign currency transactions	1.1	0.1	1.0	1,204%
Miscellaneous Expense (Income)	—	(0.2)	0.2	123%
Total Other Expense	1.7	1.0	0.7	73%
(Loss) Income before Provision for Taxes	$(2.5)	$9.8	$(12.3)	(125)%
Percent of net sales	(1.9)%	6.8%

Other expenses increased $0.7 million from the first quarter of fiscal year 2008 due to losses on foreign currency transactions resulting from significant strengthening of the U.S. dollar during the three months ended November 30, 2008. This increase was partially offset by a reduction in interest expense attributable to lower comparable interest rates and net borrowings.

Provision for Taxes and Net Income

	Three Months Ended November 30,		Increase (Decrease)	Percent Change
(Dollars in millions)	2008	2007
(Loss) Income before Provision for Income Taxes	$(2.5)	$9.8	$(12.3)	(126)%
Percent of net sales	(1.9)%	6.8%
(Benefit) Provision for Income Taxes	(0.9)	3.5	(4.4)	(125)%
Effective tax rate	37.0%	35.8%
Net (Loss) Income	$(1.5)	$6.3	$(7.8)	(125)%

Net earnings for the first quarter of fiscal year 2009 decreased $7.8 million, or 125%, to a net loss of $(1.5) million from net income of $6.3 million reported in the first quarter of fiscal year 2008. The decrease in net income resulted primarily from the decrease in operating profit noted above.

The effective tax rate for the first quarter of fiscal year 2009 was 37.0%, compared with 35.8% in the year-ago period. Our effective tax rate is anticipated to range between 36.5% and 37.5% for fiscal year 2009.

Outlook and Strategy

During Zep’s inaugural year of operating as a stand-alone public company we made significant progress on our previously stated financial and operational goals and transformation initiatives, focusing on transforming the business into a dynamic, market-driven enterprise that delivers superior products and customer service. While the Company’s first quarter fiscal year 2009 operating results were severely impacted by the global economic slowdown and volatile raw materials markets, we made important progress on these initiatives which we believe will position the Company for long-term stockholder value creation.

In an effort to counteract the challenging market environment, we undertook a number of initiatives to improve our cost structure and operating results. Over the past fiscal year, we have already reduced non-sales headcount by 7.3% and during the first quarter of fiscal year 2009 initiated additional actions to reduce at least another 5% of non-sales headcount by the end of our second quarter. We will accelerate branch consolidations and aggressively reduce our costs in other areas as necessary. Despite the recent falling prices of commodities ultimately used in our manufacturing, we continue to experience high raw material prices. With a focus towards recovering gross profit margins, we are in the process of renegotiating our supply agreements and re-evaluating supplier relationships. Once negotiations are completed, we expect to have improved purchasing agreements and changed a number of suppliers. In addition to these actions, we will continue to invest in the growth of our Industrial and Institutional sales force, and are focusing recruiting efforts on bringing experienced, successful sales associates to the Zep Sales and Service organization.

Despite the broader economic challenges, we remain confident in our prospects for achieving long-term growth. Our dedicated and experienced management team is prepared to continue implementing our strategic initiatives and manage through this economic downturn. We expect our strategic plan will positively impact our long-term results and foster strong financial growth — particularly in margins and return on invested capital.

Our strategic growth plan is grounded in several key initiatives that we believe will help us achieve our long-term objectives. Our demand shaping initiative and North American Manufacturing and Distribution Strategy (“NAMADS”) are intended to improve margins, produce steadily increasing revenue and operating profit growth, increase existing cash flows and return on invested capital, and deliver earnings per share growth. Demand shaping concentrates on reducing the complexity of our product and customer portfolio and, subsequently, will allow us to dedicate valuable resources to more important and profitable products and customers. Our NAMADS initiative is designed to consolidate existing distribution centers and to deploy regional manufacturing plants to bring service capabilities in closer proximity to our customers, while also reducing costs and delivery times by realigning our current inventory stocking locations.

As previously mentioned, we plan to continue growing our business in the industrial and institutional cleaning and maintenance chemicals market by focusing on new product vitality, expansion of existing channels and investing in the traditional Zep Sales & Service organization. To accomplish this growth we will make investments in the recruitment of sales representatives with a proven track record. We are also taking action to aggressively expand our market access into new channels, with a particular emphasis on customers seeking to be served by distributors. As part of our growth strategy, we have seen good progress in our efforts to expand into the $6.4 billion U.S. industrial distribution channel. To date, we have aligned ourselves with six, world-class distribution partners. We have leveraged the strength and equity of the Zep brand by developing a new product line, Zep Professional, and began filling initial orders for this product during the first quarter of fiscal year 2009. While the current environment makes it difficult for distributors to add inventory, we remain confident and committed to growing Zep Professional product sales. Through this strategy, we anticipate the distribution capabilities and diverse end markets of our partners will serve to reach previously untapped markets. We also look forward to expanding growth opportunities for the Zep Commercial brand into retail channels. We will continue to invest in environmentally friendly solutions as we see additional opportunities to further expand our product offerings. Lastly, we look forward to the benefits we anticipate will result from having decentralized our operations to allow greater focus and accountability over the execution of these transformational strategies.

While we anticipate that these strategic initiatives will positively impact our business over the long term, some initiatives have the potential to adversely impact our quarterly operating results in the near term, both on the top line and from a profitability perspective. Additionally, as exemplified by our first quarter results, the severe economic slowdown has exacerbated these inconsistencies and has the ability to continue to severely impact our near-term results. Over the long term, however, we believe that our margins will improve as we eliminate unprofitable business, continue to right-size the organization, and restore revenue growth.

Long-Term Financial Objectives

We are focused on creating a stronger, more effective organization capable of increasing stockholder value. To this end, we have established the following long-term financial objectives:

•

Revenue growth in excess of market growth rates on an annualized basis, which in the United States has in the past approximated Gross Domestic Product. We plan on realizing these results without any benefits gained through significant acquisitions;

•	Annualized EBIT margin improvement of 50 basis points per year;

•	Earnings per share increases of 11 – 13% per year; and

•	Returns on invested capital of greater than 15%.

While these long-term financial objectives are expressed in terms of annualized improvement, we are in the midst of implementing our multi-pronged strategic plan. The progress towards achievement of these objectives may be delayed by a deep and prolonged economic recession. We plan to execute our long-term strategies and to position the Company for future profitable growth. Initially, we anticipate inconsistent quarterly results as we undertake various restructuring initiatives. Annualized savings associated with fiscal year 2009 reductions in force and facility consolidation measures are expected to approximate $3.0 million. The Company is in the early stages of implementing its broader restructuring initiatives, and while the full extent of these initiatives is not yet known, we anticipate that we will incur additional expenses as we reduce the complexity currently associated with our product and customer portfolio, realign our manufacturing and distribution operations to better serve our customers, exit certain leased properties, and take further actions necessary to streamline and decentralize the business.

Challenges exist that must be addressed and managed in order to accomplish our key strategic initiatives, including the continued volatility of commodity costs that have prompted us to raise prices and renegotiate our supply agreements. Such volatility has historically had a negative impact on unit volumes. We will continue to monitor economic variables such as costs for energy and raw materials, potential economic repercussions that could result from instability caused by worldwide political events, and the potential for changes in competition, including pricing. The strengthening of the U.S. dollar relative to the functional currencies utilized by our foreign subsidiaries adversely impacted our consolidated fiscal first quarter of 2009 operating results, and we cannot be sure of how our future operating results will be affected by continued volatility in the currency markets. Other economic factors could negatively influence our performance in certain channels or industries such as retail and transportation. Due to the seasonal nature of a portion of our business and the distribution of available selling days throughout our fiscal calendar, historical sales in our first and second fiscal quarters have generally lagged behind those generated in our third and fourth fiscal quarters. We expect for these factors to continue influencing our business during fiscal year 2009, and for some volume weakness to occur as the Company manages through a difficult economy. Given our first quarter results, increased raw material prices and the current economic forecast, we expect essentially all of our profits to occur in the second half of our fiscal year 2009. It is likely that our operating results for fiscal year 2009 will be significantly below those achieved in fiscal year 2008. While these challenges may dampen short-term results, management believes its strategic initiatives are designed to position the Company for future revenue and earnings growth.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated and Combined Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to: inventory valuation; share-based compensation expense, depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with Zep’s Audit Committee. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to our Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

This filing contains, and other written or oral statements made by or on behalf of Zep may include, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we, or the executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Specifically, forward-looking statements may include, but are not limited to:

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

A variety of other risks and uncertainties could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. A number of those risks are discussed in Part I, “Item 1a. Risk Factors” of our Form 10-K.

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

Zep is exposed to market risks that may impact the Consolidated and Combined Balance Sheets, Consolidated and Combined Statements of Income, and Consolidated and Combined Statements of Cash Flows due primarily to fluctuation in both interest rates and foreign exchange rates. There have been no material changes to our exposure from market risks from those disclosed in Part II, Item 7a to our Form 10-K.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2008. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2008. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

The Company has begun a multi-year ERP integration project, and during the three months ended November 30, 2008 certain of its North American operations replaced their legacy general ledger system with SAP. The implementation was successful and did not have an adverse effect on the Company’s internal control over financial reporting. Implementation of SAP will occur in phases over several years, and this effort will require the migration of multiple legacy systems and users to a common SAP information platform. There were no other changes in internal control over financial reporting during the most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and employment practices, and are fully self-insured for certain other types of claims, including environmental, product recall, some employee-related matters, and patent infringement as part of the distribution agreement with Acuity Brands. Based upon information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect our results of income, financial position, or cash flows in future periods. We establish reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved. See “Item 3. Legal Proceedings” in the Company’s Form 10-K.

Item 1a.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of our Form 10-K.

Item 6.	Exhibits

Exhibits are listed on the Index to Exhibits (page 25).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT Zep Inc.

DATE: January 9, 2009	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: January 9, 2009	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3.	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 6, 2008, which is incorporated herein by reference.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.