Form 10-Q
period 2009-02-28
Zep Inc.
filed 2009-04-09
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Common Stock – $0.01 Par Value – 21,553,057 shares as of April 6, 2009.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Zep Inc.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except share and per-share data)

	FEBRUARY 28, 2009	AUGUST 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,317	$14,528
Accounts receivable, less reserve for doubtful accounts of $5,113 at February 28, 2009 and $3,329 at August 31, 2008	79,621	99,101
Inventories	47,785	50,782
Prepayments and other current assets	12,962	7,300
Deferred income taxes	6,916	6,614

Total Current Assets	156,601	178,325

Property, Plant, and Equipment, at cost:
Land	3,258	3,295
Buildings and leasehold improvements	54,564	53,952
Machinery and equipment	83,687	82,692

Total Property, Plant, and Equipment	141,509	139,939
Less accumulated depreciation and amortization	86,829	85,327

Property, Plant, and Equipment, net	54,680	54,612

Other Assets:
Goodwill and intangible assets	31,147	32,124
Deferred income taxes	7,105	7,387
Other long-term assets	1,603	1,623

Total Other Assets	39,855	41,134

Total Assets	$251,136	$274,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$8,200	$12,000
Accounts payable	34,216	46,120
Accrued compensation	14,756	21,376
Other accrued liabilities	20,105	27,223

Total Current Liabilities	77,277	106,719
Long-term debt, less current maturities	62,150	47,150

Deferred income taxes	354	410

Self-insurance reserves, less current portion	8,039	7,748

Other long-term liabilities	13,399	12,327

Commitments and Contingencies (see Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 21,116,031 issued and outstanding at February 28, 2009, and 20,957,916 issued and outstanding at August 31, 2008	211	210
Paid-in capital	76,973	75,025
Retained earnings	5,045	9,264
Accumulated other comprehensive income items	7,688	15,218

Total Stockholders’ Equity	89,917	99,717

Total Liabilities and Stockholders’ Equity	$251,136	$274,071

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED FEBRUARY 28 and 29		SIX MONTHS ENDED FEBRUARY 28 and 29
	2009	2008	2009	2008
Net Sales	$114,608	$133,163	$243,769	$276,739
Cost of Products Sold	55,876	58,781	117,236	118,924

Gross Profit	58,732	74,382	126,533	157,815
Selling, Distribution, and Administrative Expenses	58,587	69,775	125,255	142,446
Restructuring Charge	1,114	753	3,009	753

Operating (Loss) Profit	(969)	3,854	(1,731)	14,616
Other Expense:
Interest expense, net	444	820	1,002	1,880
Miscellaneous expense, net	98	84	1,231	3

Total Other Expense	542	904	2,233	1,883

(Loss) Income before Provision for Income Taxes	(1,511)	2,950	(3,964)	12,733
(Benefit) Provision for Income Taxes	(569)	1,043	(1,477)	4,546

Net (Loss) Income	$(942)	$1,907	$(2,487)	$8,187

Earnings Per Share:
Basic (Loss) Earnings per Share	$(0.04)	$0.09	$(0.12)	$0.39

Basic Weighted Average Number of Shares Outstanding	21,094	20,845	21,034	20,831

Diluted (Loss) Earnings per Share	$(0.04)	$0.09	$(0.12)	$0.39

Diluted Weighted Average Number of Shares Outstanding	21,094	21,270	21,034	21,112

Dividends Declared per Share	$0.04	$0.04	$0.08	$0.04

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SIX MONTHS ENDED FEBRUARY 28 and 29
	2009	2008
Cash Provided by (Used for) Operating Activities:
Net (loss) income	$(2,487)	$8,187
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	3,381	3,300
Deferred income taxes	(76)	(1,043)
Excess tax benefits from share-based payments	(960)	(519)
Other non-cash charges	724	538
Change in assets and liabilities:
Accounts receivable	15,083	8,740
Inventories	1,165	(2,659)
Prepayments and other current assets	(5,892)	(8,309)
Accounts payable	(10,684)	(3,502)
Accrued compensation and other current liabilities	(12,358)	(7,478)
Self-insurance and other long-term liabilities	1,363	1,637
Other assets	667	(1,039)

Net Cash Used for Operating Activities	(10,074)	(2,147)

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(4,175)	(3,113)
Other investing activities	114	123

Net Cash Used for Investing Activities	(4,061)	(2,990)

Cash Provided by (Used for) Financing Activities:
Proceeds from revolving credit facility	37,700	77,100
Repayments of borrowings from revolving credit facility	(26,500)	(15,531)
Payment to Acuity Brands, Inc. upon separation	—	(62,500)
Employee stock purchase plan issuances	272	57
Excess tax benefit from share-based payments	960	519
Dividend payments	(1,732)	(838)
Repayments of other long-term debt	—	(326)
Net activity with Acuity Brands, Inc. prior to separation	—	5,683

Net Cash Provided by Financing Activities	10,700	4,164

Effect of Exchange Rate Changes on Cash	(1,776)	890

Net Change in Cash and Cash Equivalents	(5,211)	(83)
Cash and Cash Equivalents at Beginning of Period	14,528	9,142

Cash and Cash Equivalents at End of Period	$9,317	$9,059

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS, DISTRIBUTION, AND BASIS OF PRESENTATION

Description of the Business and Distribution

Zep Inc. (“Zep”, “We”, “Our”, or the “Company”) is a producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. The stock of Zep is listed on the New York Stock Exchange under the ticker symbol “ZEP”. Zep’s product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor care, sanitizers, and pest and weed control products. As of February 28, 2009, Zep serves approximately 270,000 customers through a network of distribution centers and warehouses utilizing a base of more than 2,300 unique formulations.

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

The results of operations for the three months and six months ended February 28, 2009 are not necessarily indicative of the results to be expected for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year, and because of the continued uncertainty of general economic conditions impacting the key end markets in which we participate.

Reclassifications

Certain prior-period amounts have been reclassified within our Consolidated and Combined Statements of Cash Flows to conform to current year presentation. The impact of changes in foreign currency exchange rates, which was significant in fiscal year 2008, has been allocated among the working capital accounts composing the operating section of our Consolidated and Combined Statements of Cash Flows, whereas these amounts were previously reported within the Other assets line item of those statements. These reclassifications did not affect total operating cash flows.

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

3. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	February 28, 2009	August 31, 2008
Raw materials and supplies	$15,038	$16,351
Work in process	466	401
Finished goods	34,397	36,328

	49,901	53,080
Less: Reserves	(2,116)	(2,298)

	$47,785	$50,782

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

Revolving Credit Facility

On October 19, 2007, we entered into a $100 million unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”). These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, inaccurate or false representations or warranties, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events, and judgment defaults. We were in compliance with all related financial covenants at February 28, 2009.

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

We entered into four interest rate swap arrangements during the fourth quarter of fiscal year 2008 effectively swapping the variable interest rate associated with $20.0 million of borrowings made under our Revolving Credit Facility for fixed rates ranging from 3.2% to 3.5%. These interest rate swaps, which mature in June 2010, constitute derivative instruments and are accounted for as cash flow hedges. The objective of these hedges is to manage the variability of interest-related cash flows associated with variable-rate debt subject to these hedge instruments. There has been no ineffectiveness related to the change in fair value of our cash flow hedges since those instruments’ inception. The instruments have generated unrealized losses totaling $0.5 million during the first half of fiscal year 2009, none of which is expected to affect earnings within the next 12 months. These unrealized losses have been recorded net of tax within Accumulated Other Comprehensive Income on our Consolidated and Combined Balance Sheets. The estimated fair values of our derivative instruments are calculated based on market rates. These values reflect estimated termination costs and may be affected by counterparty creditworthiness and market conditions. However, we minimize such risk exposures for these instruments by limiting the counterparties to large banks and financial institutions that meet established credit guidelines. We do not expect to incur any losses as a result of counterparty default.

As of February 28, 2009, borrowings under the Revolving Credit Facility totaled $63.2 million. Of that total outstanding amount, $8.2 million has been classified as Short-term debt on our Consolidated and Combined Balance Sheets reflecting our current intention to settle that amount during the twelve months following February 28, 2009. The Company has the ability to refinance all amounts borrowed under its Revolving Credit Facility until 2012. Therefore, amounts classified as Short-term debt may fluctuate not only in response to repayment of those amounts, but also concurrent with changes in the Company’s projected cash flow for the
12-month period subsequent to the balance sheet date. The remaining $55.0 million has been reported within Long-Term Debt. The base interest rate associated with borrowings made under the Revolving Credit Facility approximated 1.8% during the first half of fiscal year 2009. As of February 28, 2009 we had additional borrowing capacity under the Revolving Credit Facility of $33.9 million, which represents the full amount of the Revolving Credit Facility less the aforementioned borrowings as well as the outstanding letters of credit of $2.9 million that were issued under the Revolving Credit Facility and are discussed below.

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

In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with voluntary subsurface remediation, primarily to remove contaminants from soil underlying one of our manufacturing facilities, and other related environmental issues. While over approximately the next three years we could expend an amount ranging up to $7.5 million on these efforts, our best estimate of voluntary remediation costs continues to be $5.0 million. To date, we have expended approximately $1.0 million of the $5.0 million reserve established in May 2007. Further sampling, engineering studies, changes in regulatory requirements and/or final resolution of the proposed consent order could cause us to revise the current estimate. We believe that additional expenditures after three years of remediation may be necessary and that those expenditures, based on currently available information, could range up to an additional $10.0 million during the subsequent twenty-five year period. It may be appropriate to capitalize certain of the expenditures that may be incurred in this twenty-five year period. We arrived at the current estimates on the basis of studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Product Recall

The Company, in cooperation with the United States Consumer Product Safety Commission (“CPSC”), is conducting a voluntary product recall involving certain five-gallon plastic pails manufactured by an outside supplier. The Company has learned that, in a limited number of cases, a label intended for a different product was affixed by the third-party supplier to the back of the affected pails, even though the front of the pail was labeled properly. Zep is working cooperatively with its impacted retailer, who has reportedly removed the mislabeled product from store shelves. Zep does not believe that the mislabeled product, which is used in floor care, poses a risk to end-users. Nevertheless, the Company initiated a CPSC recall on February 20, 2009 to address the mislabeling. As of February 28, 2009, the Company estimates potential losses associated with this occurrence to be immaterial.

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

During the first quarter of fiscal year 2009, the Company recorded an additional $1.9 million restructuring charge composed of severance costs. The Company’s employee severance programs are collectively expected to affect approximately 240 employees, and the majority of costs associated with these programs is expected to be settled during the next 12 months. In the second quarter of fiscal year 2009, the Company recorded a charge of $1.1 million as it exited two additional facilities, and, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, adjusted sub-lease rental income assumptions associated with the above mentioned fiscal year 2008 facility closure.

The fiscal year 2009 changes to our restructuring reserve (included within Accrued compensation and Other accrued liabilities on the Consolidated and Combined Balance Sheets) are summarized as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2008	$4,081	$3,130
Restructuring charges recorded during fiscal year 2009	1,895	1,114
Payments made from accrued restructuring charges	(2,178)	(393)

Balance as of February 28, 2009	$3,798	$3,851

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

The following table reflects basic and diluted (loss) earnings per common share for the three and six months ended February 28, 2009 and February 29, 2008:

	Three Months Ended February 28 and 29		Six Months Ended February 28 and 29
	2009	2008	2009	2008
Basic (loss) earnings per share:
Net (loss) income	$(942)	$1,907	$(2,487)	$8,187
Basic weighted average shares outstanding	21,094	20,845	21,034	20,831

Basic (loss) earnings per share	$(0.04)	$0.09	$(0.12)	$0.39

Diluted (loss) earnings per share:
Net (loss) income	$(942)	$1,907	$(2,487)	$8,187
Basic weighted average shares outstanding	21,094	20,845	21,034	20,831
Common stock equivalents (stock options and restricted stock)	—	425	—	281

Diluted weighted average shares outstanding	21,094	21,270	21,034	21,112

Diluted (loss) earnings per share	$(0.04)	$0.09	$(0.12)	$0.39

8. COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. We currently intend to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, thus the foreign currency translation adjustments presented in the below listed tabular disclosure as well as within our Consolidated and Combined Statements of Stockholders’ Equity and Comprehensive Income are not affected by domestic income taxes. The components of our comprehensive income are as follows:

	Three Months Ended February 28 and 29		Six Months Ended February 28 and 29
	2009	2008	2009	2008
Net (loss) income	$(942)	$1,907	$(2,487)	$8,187
Foreign currency translation adjustments (net of tax of $0 in all periods)	(579)	1,331	(7,200)	4,551
Change in unrealized loss on hedges (net of tax of $58 and $192 for the three and six months ended February 28, 2009, respectively )	(98)	—	(330)	—

Comprehensive (loss) income	$(1,619)	$3,238	$(10,017)	$12,738

Foreign currency translation adjustments for the three months and six months ended February 28, 2009 resulted primarily from the strengthening of the U.S. Dollar against the Canadian Dollar and the Euro.

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

Our financial assets and liabilities subject to the disclosure requirements of SFAS No. 157 include only our interest rate swap arrangements, which are discussed in Note 4 of the Notes to Consolidated and Combined Financial Statements. Our cash flow hedges carried an aggregate fair market value liability of approximately $0.6 million as of February 28, 2009. These instruments are valued using pricing models based upon market observable inputs such as yield curves, and such inputs are classified as Level 2 inputs under SFAS No. 157.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated and Combined Financial Statements and related notes thereto. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Zep for the three and six months ended February 28, 2009 and February 29, 2008. For a more complete understanding of this discussion, please read the Notes to Consolidated and Combined Financial Statements included in this report. Also, please refer to our Annual Report on Form 10-K for the fiscal year ended August 31, 2008, filed with the SEC on November 6, 2008, for additional information regarding us, including the audited consolidated and combined financial statements of Zep as of and for the three years ended August 31, 2008 and the related notes thereto, (the “Form 10-K”).

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

Due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarter of our fiscal year have historically outpaced those generated in the first six months of the fiscal year. Additional discussion of trends and expectations related to the remainder of fiscal year 2009 and beyond is included within the Outlook and Strategy portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Separation from Acuity Brands, Inc.

Our spin-off became effective on October 31, 2007 through a distribution of 100% of the common stock of Zep to Acuity Brands’ stockholders (the “Distribution”). The Distribution is more fully discussed within the Company’s Form 10-K.

Liquidity and Capital Resources

Our principal sources of liquidity are operating cash flows generated primarily from operating activities and various sources of borrowings. Our ability to generate sufficient cash flow from operations and to access certain capital markets, including banks, is necessary for us to fund our operations, to pay dividends, to meet obligations as they become due, and to maintain compliance with covenants contained within our financing agreements. Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, compliance with covenants contained in certain of our financing agreements, and the ability to access capital markets. As of February 28, 2009, we had additional borrowing capacity under our Revolving Credit Facility of $33.9 million. We entered into four interest rate swap arrangements during the fourth quarter of fiscal year 2008 effectively swapping the variable interest rate associated with $20.0 million of borrowings made under our Revolving Credit Facility for fixed rates ranging from 3.2% to 3.5%. We do not rely on commercial paper issuances to finance our business. While our $40.0 million, one-year receivable securitization facility was allowed to expire in the normal course in October 2008, we did not utilize this facility during its term. Based on our current cash on hand, current financing arrangements, and current projections of cash flow from operations, management believes that we will be able to meet the liquidity needs of our current business over the next 12 months. Further detail regarding our debt instruments is provided in the Capitalization section that follows as well as in Note 4 of the Notes to Consolidated and Combined Financial Statements.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. The Company’s operating activities consumed a net $10.1 million during the first six months of fiscal year 2009 compared with $2.1 million used in the prior year period. Net cash used for operating activities increased $7.9 million due primarily to the difference in net earnings between those two periods, and the current year payment of severances and other compensation related expenses accrued in the prior fiscal year.

Operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) decreased by approximately $10.6 million to $93.2 million at February 28, 2009 from $103.8 million at August 31, 2008. The decrease in operating working capital was due primarily to a decline in accounts receivable. Net sales have historically been strongest in the fourth quarter of each fiscal year. This disproportionate distribution of fiscal year sales typically results in a decline in accounts receivable from August to February, and this trend has been exacerbated during our fiscal year 2009 by the downturn in the economy.

Management believes that investing in assets and programs that will over time increase the return on our invested capital is a key factor in driving stockholder value. We invested $4.2 million and $3.1 million in the first six months of fiscal year 2009 and 2008, respectively, primarily for building improvements, machinery, equipment, and information technology. We expect capital expenditures to approximate $8.0 million to $10.0 million in fiscal year 2009.

Capitalization

Revolving Credit Facility

On October 19, 2007, we entered into a $100 million unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”). These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, inaccurate or false representations or warranties, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events, and judgment defaults. The Company was in compliance with all related financial covenants as of February 28, 2009. The Maximum Leverage Ratio for the quarter ended February 28, 2009 was 3.03x, without the benefit of restructuring-related adjustments allowed by our Revolving Credit Facility. If those adjustments were fully utilized, the Maximum Leverage Ratio during that period would have totaled 2.33x.

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

As of February 28, 2009, borrowings under the Revolving Credit Facility totaled $63.2 million. Of that total outstanding amount, $8.2 million has been classified as Short-term debt on our Consolidated and Combined Balance Sheets reflecting our current intention to settle that amount during the twelve months following February 28, 2009. The Company has the ability to refinance all amounts borrowed under its Revolving Credit Facility until 2012. Therefore, amounts classified as Short-term debt may fluctuate not only in response to repayment of those amounts, but also concurrent with changes in the Company’s projected cash flow for the
12-month period subsequent to the balance sheet date. The remaining $55.0 million has been reported within Long-Term Debt. The base interest rate associated with borrowings made under the Revolving Credit Facility approximated 1.8% during the first half of fiscal year 2009. As of February 28, 2009 we had additional borrowing capacity under the Revolving Credit Facility of $33.9 million, which represents the full amount of the Revolving Credit Facility less the aforementioned borrowings as well as the outstanding letters of credit of $2.9 million that were issued under the Revolving Credit Facility and are discussed below.

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

Results of Operations

Second Quarter of Fiscal Year 2009 Compared with Second Quarter of Fiscal Year 2008

The following tables set forth information comparing the components of net income for the three months ended February 28, 2009 with the three months ended February 29, 2008. Both dollar and percentage changes included within the tables below were calculated from the Company’s Consolidated and Combined Statements of Operations:

	Three Months Ended February 28 and 29		Percent Change
(Dollars in millions)	2009	2008
Net Sales	$114.6	$133.2	(13.9)%
Gross Profit	58.7	74.4	(21.0)%
Percent of net sales	51.2%	55.9%
Operating (Loss) Profit	(1.0)	3.9	(125.1)%
Percent of net sales	(0.8)%	2.9%
(Loss ) Income before Provision for Taxes	(1.5)	3.0	(151.2)%
Percent of net sales	(1.3)%	2.2%
Net (Loss) Income	$(0.9)	$1.9	(149.4)%

Net Sales

Net sales were $114.6 million in the second quarter of fiscal year 2009 compared with $133.2 million in the year-ago period, representing a decrease of $18.6 million or 13.9%. Weakening demand in most of the Company’s markets resulted in volume-related sales declines of $19.3 million. Unfavorable foreign currency translation on international sales negatively impacted total net sales by an additional $4.3 million. These declines were partially offset by the realization of higher selling prices totaling approximately $5.0 million, primarily within the Company’s domestic markets.

Gross Profit

	Three Months Ended February 28 and 29		Increase (Decrease)	Percent Change
(Dollars in millions)	2009	2008
Net Sales	$114.6	$133.2	$(18.6)	(13.9)%
Cost of Products Sold	55.9	58.8	(2.9)	(4.9)%
Percent of net sales	48.8%	44.1%
Gross Profit	$58.7	$74.4	$(15.7)	(21.0)%
Percent of net sales	51.2%	55.9%

Gross profit decreased $15.7 million, or 21.0% to $58.7 million in the second quarter of fiscal year 2009 compared with $74.4 million in the year-ago period. Gross profit margin of 51.2% in the second quarter of fiscal year 2009 decreased approximately 460 basis points from that of the second quarter in the prior fiscal year as the decline in sales volume coupled with high raw material costs continued to place downward pressure on gross profit and gross profit margin. On a comparative year-to-date basis, raw material costs increased approximately $6.1 million. Additionally, the impact of channel and product sales mix was responsible for 1% of the quarter’s decline in gross profit margin. The impact of these higher costs was only partially offset by productivity gains of approximately $1.3 million.

Operating Profit

	Three Months Ended February 28 and 29		Increase (Decrease)	Percent Change
(Dollars in millions)	2009	2008
Gross Profit	$58.7	$74.4	$(15.7)	(21.0)%
Percent of net sales	51.2%	55.9%
Selling, Distribution, and Administrative Expenses	58.6	69.8	(11.2)	(16.0)%
Restructuring Charge	1.1	0.8	0.4	47.9%
Operating (Loss) Profit	$(1.0)	$3.9	$(4.8)	(125.1)%
Percent of net sales	(0.8)%	2.9%

Operating profit decreased $4.8 million, or 125.1%, in the second quarter of fiscal year 2009 to a loss of $(1.0) million from a profit of $3.9 million reported in the second quarter of fiscal year 2008. Operating margins were (0.8)% in the second quarter of fiscal year 2009 compared with 2.9% in the comparative year-ago period. The Company reduced selling, distribution, and administrative expenses (“SD&A”) compared with last year by an aggregate of $11.2 million during the second quarter of fiscal year 2009. The decline in net sales resulted in reduced variable selling costs of approximately $8.3 million. Such costs include commissions paid to sales representatives as well as customer freight. We incurred approximately $2.7 million less in expenses attributable to compensation-related costs including administrative salaries and bonuses. Also, our operating results benefited by approximately $2.0 million from the disciplined control of certain sales support costs. Partially offsetting these cost reductions was a $2.0 million charge recorded to reflect collection risk associated with certain accounts receivable in the current economic environment.

The Company is proceeding with its facility consolidation initiatives and recorded a restructuring charge of $1.1 million during February 2009 related to facility lease termination costs. The Company recorded a $0.8 million restructuring charge in February 2008 that was composed of non-sales employee severance costs.

Income before Provision for Taxes

	Three Months Ended February 28 and 29		Increase (Decrease)	Percent Change
(Dollars in millions)	2009	2008
Operating (Loss) Profit	$(1.0)	$3.9	$(4.8)	(125.1)%
Percent of net sales	(0.8)%	2.9%
Other Expense
Interest Expense, net	0.4	0.8	(0.4)	(45.9)%
Miscellaneous expense	0.1	0.1	—	16.7%
Total Other Expense	0.5	0.9	(0.4)	(40.0)%
(Loss) Income before Provision for Taxes	$(1.5)	$3.0	$(4.5)	(151.2)%
Percent of net sales	(1.3)%	2.2%

Total other expenses remained materially consistent with that of the comparative prior year period.

Provision for Taxes and Net Income

	Three Months Ended February 28 and 29		Increase (Decrease)	Percent Change
(Dollars in millions)	2009	2008
(Loss) Income before Provision for Income Taxes	$(1.5)	$3.0	$(4.5)	(151.2)%
Percent of net sales	(1.3)%	2.2%
(Benefit) Provision for Income Taxes	(0.6)	1.0	(1.6)	(154.6)%
Effective tax rate	37.7%	35.4%
Net (Loss) Income	$(0.9)	$1.9	$(2.8)	(149.4)%

Net earnings for the second quarter of fiscal year 2009 decreased $2.8 million, or 149.4%, to a net loss of $(0.9) million from net income of $1.9 million reported in the second quarter of fiscal year 2008. The decrease in net income resulted primarily from the decrease in operating profit noted above.

The effective tax rate for the second quarter of fiscal year 2009 was 37.7%, compared with 35.4% in the year-ago period. Our effective tax rate is anticipated to range between 36.5% and 37.5% for fiscal year 2009 similar to the effective tax rate for fiscal year 2008.

Diluted loss per share generated in the three months ended February 28, 2009 totaled $0.04 representing a decline of $0.13 per diluted share or 144.4% from the $0.09 per diluted share earned in the prior year period. Earnings in the second fiscal quarter of 2009 were negatively impacted by $0.03 per diluted share as a result of the February 2009 restructuring charge. Earnings in the second fiscal quarter of 2008 were negatively impacted by $0.02 per diluted share as a result of the February 2008 restructuring charge.

Six Months of Fiscal 2009 Compared with Six Months of Fiscal 2008

The following table sets forth information comparing the components of net income for the six months ended February 28, 2009 with the six months ended February 29, 2008. Both dollar and percentage changes included within the tables below were calculated from the Company’s Consolidated and Combined Statements of Operations:

	Six Months Ended February 28 and 29		Percent Change
(Dollars in millions)	2009	2008
Net Sales	$243.8	$276.7	(11.9)%
Gross Profit	126.5	157.8	(19.8)%
Percent of net sales	51.9%	57.0%
Operating (Loss) Profit	(1.7)	14.6	(111.8)%
Percent of net sales	(0.7)%	5.3%
(Loss) Income before Provision for Taxes	(4.0)	12.7	(131.1)%
Percent of net sales	(1.6)%	4.6%
Net (Loss) Income	$(2.5)	$8.2	(130.4)%

Net Sales

Net sales were $243.8 million in the six months ended February 28, 2009 compared with $276.7 million generated in the year-ago period, representing a decrease of $33.0 million or 11.9%. Weakening demand in each of the Company’s markets resulted in volume-related sales declines of $35.6 million. Unfavorable foreign currency translation on international sales negatively impacted total net sales by an additional $7.8 million. These declines were partially offset by the realization of higher selling prices totaling approximately $10.4 million, primarily within the Company’s domestic markets.

Gross Profit

	Six Months Ended February 28 and 29		Increase (Decrease)	Percent Change
(Dollars in millions)	2009	2008
Net Sales	$243.8	$276.7	$(33.0)	(11.9)%
Cost of Products Sold	117.2	118.9	(1.7)	(1.4)%
Percent of net sales	48.1%	43.0%
Gross Profit	$126.5	$157.8	$(31.3)	(19.8)%
Percent of net sales	51.9%	57.0%

Gross profit decreased $31.3 million, or 19.8% to $126.5 million in the first six months of fiscal year 2009 compared with $157.8 million in the year-ago period. Gross profit margin of 51.9% for the first six months of fiscal year 2009 decreased approximately 510 basis points from that of the first six months in the prior fiscal year as the decline in sales volume coupled with high raw material costs continued to place downward pressure on gross profit and gross profit margin. On a comparative year-to-date basis, raw material costs increased approximately $14.5 million. The impact of these higher costs was only partially offset by productivity gains of approximately $1.9 million.

Operating Profit

	Six Months Ended February 28 and 29		Increase (Decrease)	Percent Change
(Dollars in millions)	2009	2008
Gross Profit	$126.5	$157.8	$(31.3)	(19.8)%
Percent of net sales	51.9%	57.0%
Selling, Distribution, and Administrative Expenses	125.3	142.4	(17.2)	(12.1)%
Restructuring Charge	3.0	0.8	2.3	299.6%
Operating (Loss) Profit	$(1.7)	$14.6	$(16.3)	(111.8)%
Percent of net sales	(0.7)%	5.3%

Operating profit decreased $16.3 million, or 111.8%, in the first half of fiscal year 2009 to a loss of $(1.7) million from a profit of $14.6 million reported in the first half of fiscal year 2008. Operating margins were (0.7)% for the six months ended February 28, 2009 compared with 5.3% in the comparative year-ago period. The Company reduced SD&A by an aggregate of $17.2 million during the first half of fiscal year 2009. The decline in net sales resulted in reduced variable selling costs of approximately $12.1 million. Such costs include commissions paid to sales representatives as well as customer freight. We incurred approximately $4.9 million less in expenses attributable to compensation-related costs including administrative salaries and bonuses. Also, our operating results benefited by approximately $3.3 million from the disciplined control of certain sales support costs. Partially offsetting these cost reductions were $2.3 million in charges necessary to reflect the collection risk associated with certain accounts receivable in the current economic environment.

The Company recorded a restructuring charge of $1.9 million in November 2008 composed of non-sales employee severance costs in response to economic conditions affecting operating performance. Also, the Company is proceeding with its facility consolidation initiatives and recorded a restructuring charge of $1.1 million during February 2009 related to facility lease termination costs. The Company recorded a $0.8 million restructuring charge in February 2008 also composed of non-sales employee severance costs.

Income before Provision for Taxes

	Six Months Ended February 28 and 29		Increase (Decrease)	Percent Change
(Dollars in millions)	2009	2008
Operating Profit	$(1.7)	$14.6	$(16.3)	(111.8)%
Percent of net sales	(0.7)%	5.3%
Other Expense
Interest Expense, net	1.0	1.9	(0.9)	(46.7)%
Loss on foreign currency transactions	1.2	—	1.3	2,905.3%
Miscellaneous Expense	—	0.1	—	(118.8)%
Total Other Expense	2.2	1.9	0.4	18.6%
(Loss) Income before Provision for Taxes	$(4.0)	$12.7	$(16.7)	(131.1)%
Percent of net sales	(1.6)%	4.6%

Other expense remained consistent with that of the prior year period and is composed primarily losses on transactions denominated in foreign currencies and interest expense associated with our outstanding debt obligations. The loss on foreign currency transactions was partially offset by a reduction in interest expense attributable to lower comparable interest rates and net borrowings.

Provision for Taxes and Net Income

	Six Months Ended February 28 and 29		Increase (Decrease)	Percent Change
(Dollars in millions)	2009	2008
(Loss) Income before Provision for Income Taxes	$(4.0)	$12.7	$(16.7)	(131.1)%
Percent of net sales	(1.6)%	4.6%
(Benefit) Provision for Income Taxes	(1.5)	4.5	(6.0)	(132.5)%
Effective tax rate	37.3%	35.7%
Net (Loss) Income	$(2.5)	$8.2	$(10.7)	(130.4)%

Net income for the first half of fiscal 2009 decreased $10.7 million, or 130.4%, to a loss of $2.5 million from a profit of $8.2 million reported in the first half of fiscal 2008. The decrease in net income resulted primarily from the above noted decrease in operating profit. The effective tax rate for the first half of fiscal 2009 was 37.3%, compared with 35.7% in the year-ago period.

Diluted loss per share generated during the first six months of fiscal year 2009 totaled $0.12 representing a decline of $0.51 per diluted share or 130.8% from the $0.39 per diluted share earned in the prior year period. Earnings in the first half of fiscal 2009 were negatively impacted by $0.09 per diluted share due as a result of year to date restructuring charges. Earnings in the six months ended February 29, 2008 were negatively impacted by $0.02 per diluted share as a result of the restructuring charge recorded during February 2008.

Outlook and Strategy

During Zep’s inaugural year of operating as a stand-alone public company we made significant progress on our previously stated financial and operational goals and transformation initiatives, focusing on transforming the business into a dynamic, market-driven enterprise that delivers superior products and customer service. While the Company’s operating results during the first half of fiscal 2009 were severely impacted by the global economic slowdown and volatile raw material prices, we have made important progress on these initiatives which we believe will position the Company for long-term stockholder value creation.

In an effort to counteract the challenging market environment, we recently undertook a number of additional initiatives to improve our cost structure. During the past twelve months, our focus on process improvement and efforts to streamline the business allowed us the flexibility to reduce non-sales headcount by a net 11.3%. Also, the decentralization of our operating structure, which places more authority in the hands of our eight business leaders, allowed for the elimination of the chief operating officer position.

In addition to these fixed cost structure improvements, during the fiscal second quarter we instituted a number of temporary cost savings initiatives to help manage through the recessionary environment. During the quarter, our Chief Executive Officer, John K. Morgan, requested a compensation reduction of 20% and other top executives agreed to up to a 13% compensation reduction. Concurrently, we instituted a temporary suspension of the Company’s match of employee contributions into its defined contribution plans.

Despite the continued deflation of commodities ultimately used in our manufacturing processes, we continued to experience elevated raw material prices during our second fiscal quarter, which adversely impacted our gross margins. As the Company accounts for inventory on a first-in-first-out basis, the impact of rising raw material costs peaked in our first quarter of fiscal 2009. However, during the quarter we continued our focus on recovering gross profit margins by renegotiating our supply agreements and re-evaluating our supplier relationships. We made significant progress with this initiative during the quarter and expect the benefit of these efforts will begin ramping up during the third fiscal quarter until an annualized run rate of approximately $10.0 million to $11.0 million is attained in the first fiscal quarter of 2010. These savings fall short of returning us to historical cost levels, and further supplier negotiations are underway.

Despite the broader economic challenges, we remain confident in our prospects for achieving long-term growth. While we scaled back portions of our strategic transformation initiatives due to the current economic climate during the first half of fiscal 2009, our dedicated and experienced management team is prepared to continue implementing our key strategic initiatives and manage through this economic downturn. We expect the execution of our strategic plan will favorably impact our long-term results and foster strong financial growth — particularly in margins and returns on invested capital.

Our strategic growth plan is grounded in three key components focusing on improving our core Zep Sales & Service business, entering into the industrial distribution market and expanding our presence in the retail channel. The first component, improving our core, focuses on making our business better before bigger. Our demand shaping initiative and North American Manufacturing and Distribution Strategy (“NAMADS”) are both intended to improve margins, produce steadily increasing revenue and operating profit growth, increase existing cash flows and returns on invested capital, and deliver earnings per share growth over the long-term. Demand shaping concentrates on reducing the complexity of our business and, subsequently, will allow us to dedicate valuable resources to more important and profitable products and customers. While the initial goals of this initiative have been completed, ongoing demand shaping will now be done across geographies and by examining opportunities to further consolidate raw material usage. Our NAMADS initiative is designed to consolidate existing distribution centers and to deploy regional manufacturing plants to bring service capabilities in closer proximity to our customers, while also reducing costs and delivery times by realigning our current inventory stocking locations. During the previous three months we consolidated three locations and signed a long-term lease agreement for the location of our Northeastern Distribution Center in the Lehigh Valley area of Pennsylvania, and we expect to consolidate at least six more facilities during the remainder of the calendar year.

As previously mentioned, we plan to continue growing our business in the industrial and institutional cleaning and maintenance chemicals market by focusing on new product vitality, expansion of existing channels and investing in the traditional Zep Sales & Service organization. In Zep Sales & Service we are focusing our recruiting efforts on bringing experienced, successful sales associates to the Zep Sales and Service organization. These additional, experienced sales representatives are poised to make an immediate impact on Zep’s top-line, and management expects this new recruitment model will carry a substantially shorter payback period than previous models. We are also taking action to aggressively expand our market access into new channels, with a particular emphasis on customers seeking to be served by distributors. As part of our growth strategy, we have seen good progress in our efforts to expand into the $6 billion U.S. industrial distribution channel. To date, we have aligned ourselves with six national distribution partners as well as several regional partners. We have leveraged the strength and equity of Zep Inc. by developing a new product line, Zep Professional, and began filling initial orders for this product during the first quarter of fiscal year 2009. While the current environment makes it difficult for distributors to add inventory, we remain confident and committed to growing Zep Professional product sales. Through this strategy, we anticipate the distribution capabilities and diverse end markets of our partners will serve to reach previously untapped markets. We look forward to expanding growth opportunities for the Zep Commercial brand into retail channels. We will continue to invest in environmentally friendly solutions as we see additional opportunities to further expand our product offerings. Lastly, we look forward to the benefits we anticipate as a result of having decentralized our operations in order to allow greater flexibility, focus and accountability over the execution of these transformational strategies.

While we anticipate that the execution of these strategic initiatives will positively impact our business over the long-term, some initiatives have the potential to adversely impact our quarterly operating results in the near-term, both on the top line and from a profitability perspective. Additionally, as exemplified by our first and second quarter results, the severe economic slowdown has exacerbated these inconsistencies. Our revenues could be 10-15% lower than the prior year given the current economy and the affect our strategic initiatives are having on our business. Over the long-term, however, we believe that our margins will improve as we eliminate unprofitable business, continue to right-size the organization, and restore revenue growth.

Long-Term Financial Objectives

We remain focused on creating a stronger, more effective organization capable of increasing stockholder value. To this end, at the time of the spin-off, we established the following long-term financial objectives:

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

While these long-term financial objectives are expressed in terms of annualized improvement, we are in the midst of implementing our multi-pronged strategic plan. The progress towards achievement of these objectives may be delayed by a deep and prolonged economic recession. We plan to execute our long-term strategies and to position the Company for future profitable growth. Initially, we anticipate inconsistent quarterly results as we undertake various restructuring initiatives. The Company is continuing to implement its restructuring initiatives, and we anticipate that we will incur additional expenses as we reduce the complexity currently associated with our product and customer portfolio, realign our manufacturing and distribution operations to better serve our customers, exit certain leased properties and take further actions necessary to streamline and decentralize the business. In addition to the $3.0 million in annualized fixed cost reductions announced in our first quarter, we believe we have identified an additional $4.0 million in fixed cost reductions and expect to begin realizing the full benefit of these savings in our first quarter of fiscal 2010.

Challenges exist that must be addressed and managed in order to accomplish our key strategic initiatives, including the continued volatility of commodity costs that have prompted us to raise prices and seek to renegotiate our supply agreements. Such pricing actions have historically had a negative impact on unit volumes. We will continue to monitor economic variables such as costs for energy and raw materials, potential economic repercussions that could result from instability caused by worldwide political events, and the potential for changes in competition, including pricing. The strengthening of the U.S. dollar relative to the functional currencies utilized by our foreign subsidiaries has adversely impacted our consolidated fiscal second quarter of 2009 operating results, and we cannot be sure of how our future operating results will be affected by continued volatility in the currency markets. Other economic factors could negatively influence our performance in certain channels or industries such as retail and transportation. Due to the seasonal nature of a portion of our business and the distribution of available selling days throughout our fiscal calendar, historical sales in our first and second fiscal quarters have generally lagged behind those generated in our third and fourth fiscal quarters. We expect for these factors to continue influencing our business during fiscal year 2009, and for some volume weakness to occur as the Company manages through a difficult economy. It is likely that our operating results for fiscal year 2009 will be significantly below those achieved in fiscal year 2008. Management believes based on its current forecast for fiscal year 2009 adequate liquidity exists to operate the business within the restrictive debt covenants stipulated by the Company’s Revolving Credit Facility. While these challenges may dampen short-term results, management believes its strategic initiatives are designed to position the Company for future revenue and earnings growth.

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

A variety of other risks and uncertainties could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks are discussed in Part I, “Item 1a. Risk Factors” of our
Form 10-K, and are specifically incorporated herein by reference.

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

Zep is exposed to market risks that may impact the Consolidated and Combined Balance Sheets, Consolidated and Combined Statements of Operations, and Consolidated and Combined Statements of Cash Flows due primarily to fluctuation in both interest rates and foreign exchange rates. There have been no material changes to our exposure from market risks from those disclosed in Part II, Item 7a to our Form 10-K.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2009. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of February 28, 2009. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

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

Item 1a.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of our Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on January 8, 2009, all nominees to the Company’s board of directors were elected to the board without opposition. The board members elected by the Company’s stockholders were J. Veronica Biggins and O. B. Grayson Hall, Jr.

The vote on this proposal was:

	For	Withheld
J. Veronica Biggins	15,613,130	4,224,472
O.B. Grayson Hall, Jr.	19,284,659	552,943

In addition to Ms. Biggins and Mr. Hall, the directors whose term of office continued after the meeting are as follows: Earnest W. Deavenport, Jr., John K. Morgan, Sidney J. Nurkin, Joseph Squicciarino, and Timothy T. Tevens.

Votes cast for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:

Proposal	For	Against	Abstain	Broker Non-Votes
Approval of Zep Inc 2009 Management Compensation and Incentive Plan	19,041,653	712,560	83,390	1,825,178
Ratification of the appointment of the Company’s independent registered public accounting firm	19,641,845	159,692	36,066	1,825,178

Item 6.	Exhibits

Exhibits are listed on the Index to Exhibits (page 26).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT
Zep Inc.

DATE: April 9, 2009	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: April 9, 2009	/s/ Mark R. Bachmann
MARK R. BACHMANN
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3.	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 6, 2008, which is incorporated herein by reference.

EXHIBIT 10	(a)	First Amendment to Stockholder Protection Rights Agreement dated January 22, 2009.	Filed with the Commission as part of this Form 10-Q.

	(b)	Severance Agreement between Zep Inc. and William A. Holl dated January 15, 2009.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.