Form 10-Q
period 2009-05-31
Zep Inc.
filed 2009-07-02
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended May 31, 2009

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

Indicate by check mark ☒  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐     Accelerated Filer  ☒     Non-accelerated Filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock – $0.01 Par Value – 21,566,826 shares as of June 26, 2009.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Zep Inc.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except share and per-share data)

	MAY 31, 2009	AUGUST 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,613	$14,528
Accounts receivable, less reserve for doubtful accounts of $5,425 at May 31, 2009 and $3,329 at August 31, 2008	84,573	99,101
Inventories	41,838	50,782
Prepayments and other current assets	11,655	7,300
Deferred income taxes	6,966	6,614

Total Current Assets	151,645	178,325

Property, Plant, and Equipment, at cost:
Land	3,286	3,295
Buildings and leasehold improvements	56,082	53,952
Machinery and equipment	85,691	82,692

Total Property, Plant, and Equipment	145,059	139,939
Less accumulated depreciation and amortization	89,781	85,327

Property, Plant, and Equipment, net	55,278	54,612

Other Assets:
Goodwill and intangible assets	31,921	32,124
Deferred income taxes	7,048	7,387
Other long-term assets	1,594	1,623

Total Other Assets	40,563	41,134

Total Assets	$247,486	$274,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$11,800	$12,000
Accounts payable	35,062	46,120
Accrued compensation	16,725	21,376
Other accrued liabilities	21,222	27,223

Total Current Liabilities	84,809	106,719
Long-term debt, less current maturities	39,150	47,150

Deferred income taxes	386	410

Self-insurance reserves, less current portion	8,017	7,748

Other long-term liabilities	13,021	12,327

Commitments and Contingencies (see Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 21,141,647 issued and outstanding at May 31, 2009, and 20,957,916 issued and outstanding at August 31, 2008	211	210
Paid-in capital	78,961	75,025
Retained earnings	9,587	9,264
Accumulated other comprehensive income items	13,344	15,218

Total Stockholders’ Equity	102,103	99,717

Total Liabilities and Stockholders’ Equity	$247,486	$274,071

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED MAY 31		NINE MONTHS ENDED MAY 31
	2009	2008	2009	2008
Net Sales	$122,961	$145,202	$366,729	$421,941
Cost of Products Sold	56,659	64,728	173,895	183,652

Gross Profit	66,302	80,474	192,834	238,289
Selling, Distribution, and Administrative Expenses	57,479	71,767	182,733	214,213
Restructuring Charge	—	7,774	3,009	8,527

Operating Profit	8,823	933	7,092	15,549
Other Expense:
Interest expense, net	370	489	1,372	2,369
Miscellaneous income (expense), net	221	34	(1,010)	31

Total Other Expense	149	455	2,382	2,338

Income before Provision for Income Taxes	8,674	478	4,710	13,211
Provision for Income Taxes	3,267	310	1,790	4,856

Net Income	$5,407	$168	$2,920	$8,355

Earnings Per Share:
Basic Earnings per Share	$0.26	$0.01	$0.14	$0.40

Basic Weighted Average Number of Shares Outstanding	21,117	20,877	21,033	20,846

Diluted Earnings per Share	$0.25	$0.01	$0.14	$0.39

Diluted Weighted Average Number of Shares Outstanding	21,264	21,323	21,236	21,197

Dividends Declared per Share	$0.04	$0.04	$0.12	$0.08

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	NINE MONTHS ENDED MAY 31
	2009	2008
Cash Provided by (Used for) Operating Activities:
Net income	$2,920	$8,355
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	5,023	5,089
Deferred income taxes	(38)	(835)
Excess tax benefits from share-based payments	(971)	(582)
Other non-cash charges	2,238	1,611
Change in assets and liabilities:
Accounts receivable	13,585	(767)
Inventories	8,575	(1,496)
Prepayments and other current assets	(4,471)	(2,266)
Accounts payable	(10,786)	403
Accrued compensation and other current liabilities	(10,311)	972
Self-insurance and other long-term liabilities	963	1,775
Other assets	716	(1,745)

Net Cash Provided by Operating Activities	7,443	10,514

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(5,795)	(5,066)
Other investing activities	121	116

Net Cash Used for Investing Activities	(5,674)	(4,950)

Cash Provided by (Used for) Financing Activities:
Proceeds from revolving credit facility	60,100	84,100
Repayments of borrowings from revolving credit facility	(68,300)	(20,631)
Payment to Acuity Brands, Inc. upon separation	—	(62,500)
Employee stock purchase plan issuances	549	145
Excess tax benefit from share-based payments	971	582
Dividend payments	(2,598)	(1,752)
Repayments of other long-term debt	—	(10,325)
Net activity with Acuity Brands, Inc. prior to separation	—	5,683

Net Cash Used for Financing Activities	(9,278)	(4,698)

Effect of Exchange Rate Changes on Cash	(406)	1,048

Net Change in Cash and Cash Equivalents	(7,915)	1,914
Cash and Cash Equivalents at Beginning of Period	14,528	9,142

Cash and Cash Equivalents at End of Period	$6,613	$11,056

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS, DISTRIBUTION, AND BASIS OF PRESENTATION

Description of the Business and Distribution

Zep Inc. (“Zep”, “we”, “our”, or the “Company”) is a producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. The stock of Zep is listed on the New York Stock Exchange under the ticker symbol “ZEP”. Zep’s product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor care, sanitizers, and pest and weed control products. As of
May 31, 2009, Zep served approximately 250,000 customers through a network of distribution centers and warehouses utilizing a base of more than 2,300 unique formulations.

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

The results of operations for the three months and nine months ended May 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year, and because of the continued uncertainty of general economic conditions impacting the key end markets in which we participate.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS
No. 141(R) replaces SFAS No. 141, Business Combinations, and requires that all assets, liabilities, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations transacted subsequent to a company’s first annual reporting period beginning after December 15, 2008, and will therefore become effective for us beginning in fiscal year 2010. The impact that SFAS No. 141(R) may have on our results of operations or financial condition will depend upon the nature, terms, and size of any acquisitions that we may consummate after the effective date.

3. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	May 31, 2009	August 31, 2008
Raw materials and supplies	$14,002	$16,351
Work in process	210	401
Finished goods	30,063	36,328

	44,275	53,080
Less: Reserves	(2,437)	(2,298)

	$41,838	$50,782

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

Revolving Credit Facility

On October 19, 2007, we entered into a $100 million unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”). These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, inaccurate or false representations or warranties, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events, and judgment defaults. We were in compliance with all related financial covenants at May 31, 2009.

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

We entered into four interest rate swap arrangements during the fourth quarter of fiscal year 2008, effectively swapping the variable interest rate associated with $20.0 million of borrowings made under our Revolving Credit Facility for fixed rates ranging from 3.2% to 3.5%. These interest rate swaps, which mature in June 2010, constitute derivative instruments and are accounted for as cash flow hedges. The objective of these hedges is to manage the variability of interest-related cash flows associated with variable-rate debt subject to these hedge instruments. There has been no ineffectiveness related to the change in fair value of our cash flow hedges since those instruments’ inception. The instruments have generated unrealized losses totaling $0.5 million during the first nine months of fiscal year 2009, none of which is expected to affect earnings within the next 12 months. These unrealized losses have been recorded net of tax within Accumulated Other Comprehensive Income on our Consolidated and Combined Balance Sheets. The estimated fair values of our derivative instruments are calculated based on market rates. These values reflect estimated termination costs and may be affected by counterparty creditworthiness and market conditions. However, we minimize such risk exposures for these instruments by limiting the counterparties to large banks and financial institutions that meet established credit guidelines. We do not expect to incur any losses as a result of counterparty default.

As of May 31, 2009, borrowings under the Revolving Credit Facility totaled $43.8 million. Of that total outstanding amount, $11.8 million has been classified as Current maturities of long-term debt on our Consolidated and Combined Balance Sheets reflecting our current intention to settle that amount during the twelve months following May 31, 2009. The Company has the ability to refinance all amounts borrowed under its Revolving Credit Facility until 2012. Therefore, amounts classified as Current maturities of long-term debt may fluctuate not only in response to repayment of those amounts, but also concurrent with changes in the Company’s projected cash flow for the 12-month period subsequent to the balance sheet date. The remaining $32.0 million has been reported within Long-term debt, less current maturities. The base interest rate associated with borrowings made under the Revolving Credit Facility approximated 1.4% during the first nine months of fiscal year 2009. As of May 31, 2009 we had additional borrowing capacity under the Revolving Credit Facility of $53.3 million, which represents the full amount of the Revolving Credit Facility less the aforementioned borrowings as well as the outstanding letters of credit of $2.9 million that were issued under the Revolving Credit Facility.

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

Our property on Seaboard Industrial Boulevard is the only active site involving property which we own and where we have been named as a potentially responsible party. We and the current and former owners of adjoining properties have reached agreement to share the expected costs and responsibilities of implementing an approved corrective action plan, submitted in 2004, under the Georgia Hazardous Response Act (“HSRA”) to periodically monitor property along a nearby stream for a period of five years ending in December 2009. The Georgia Environmental Protection Division (the “EPD”) is reviewing the monitoring program and will determine if additional monitoring is necessary and for what period of time. Subsequently, in connection with the DOJ investigation described earlier, we and the EPA each analyzed samples taken from certain sumps at the Seaboard facility. The sample results from some of the sump tests indicated the presence of certain hazardous substances. As a result, we notified the EPD and conducted additional soil and groundwater studies pursuant to HSRA. We are continuing to negotiate with the EPD on the scope of the Corrective Action Plan we submitted to address the subsurface contamination north of Seaboard Industrial Boulevard, and have executed a Consent Order with the EPD covering this remediation.

In January 2008, the EPA issued a Notice of Violation and document request regarding the use and management of certain trench drains at the Seaboard production facility as well as assorted minor waste labeling issues. The Company executed a Consent Order with the EPA in March 2009 that resolved this matter. Resolution involved the remittance of a penalty and modification of certain manufacturing practices, neither of which had a material impact on the Company’s results of operation or financial condition.

In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with voluntary subsurface remediation, primarily to remove contaminants from soil underlying one of our manufacturing facilities, and other related environmental issues. While over approximately the next three years we could expend an amount ranging up to $7.5 million on these efforts, our best estimate of voluntary remediation costs continues to be $5.0 million. To date, we have expended approximately $1.1 million of the $5.0 million reserve established in May 2007. Further sampling, engineering studies, changes in regulatory requirements and/or final resolution of the proposed consent order could cause us to revise the current estimate. We believe that additional expenditures after three years of remediation may be necessary and that those expenditures, based on currently available information, could range up to an additional $10.0 million during the subsequent twenty-five year period. It may be appropriate to capitalize certain of the expenditures that may be incurred in this twenty-five year period. We arrived at the current estimates on the basis of studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Product Recall

The Company, in cooperation with the United States Consumer Product Safety Commission (“CPSC”), is conducting a voluntary product recall involving certain five-gallon plastic pails manufactured by an outside supplier. The Company has learned that, in a limited number of cases, a label intended for a different product was affixed by the third-party supplier to the back of the affected pails, even though the front of the pail was labeled properly. Zep is working cooperatively with its impacted retailer, who has reportedly removed the mislabeled product from store shelves. Zep does not believe that the mislabeled product, which is used in floor care, poses a risk to end-users. Nevertheless, the Company initiated a CPSC recall on February 20, 2009 to address the mislabeling. As of May 31, 2009, the Company estimated potential losses associated with this occurrence to be immaterial.

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

The fiscal year 2009 changes to our restructuring reserve (included within Accrued compensation and Other accrued liabilities on the Consolidated and Combined Balance Sheets) are summarized as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2008	$4,081	$3,130
Restructuring charges recorded during fiscal year 2009	1,895	1,114
Payments made from accrued restructuring charges	(3,057)	(728)

Balance as of May 31, 2009	$2,919	$3,516

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

The following table reflects basic and diluted earnings per common share for the three and nine months ended May 31, 2009 and 2008:

	Three Months Ended May 31		Nine Months Ended May 31
	2009	2008	2009	2008
Basic earnings per share:
Net income	$5,407	$168	$2,920	$8,355
Basic weighted average shares outstanding	21,117	20,877	21,033	20,846

Basic earnings per share	$0.26	$0.01	$0.14	$0.40

Diluted earnings per share:
Net income	$5,407	$168	$2,920	$8,355
Basic weighted average shares outstanding	21,117	20,877	21,033	20,846
Common stock equivalents (stock options and restricted stock)	147	446	203	351

Diluted weighted average shares outstanding	21,264	21,323	21,236	21,197

Diluted earnings per share	$0.25	$0.01	$0.14	$0.39

8. COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. We currently intend to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, thus the foreign currency translation adjustments presented in the below listed tabular disclosure are not affected by domestic income taxes. The components of our comprehensive income are as follows:

	Three Months Ended May 31		Nine Months Ended May 31
	2009	2008	2009	2008
Net income	$5,407	$168	$2,920	$8,355
Foreign currency translation adjustments (net of tax of $0 in all periods)	5,638	420	(1,562)	4,970
Change in unrealized loss on hedges (net of tax of $11 and $183 for the three and nine months ended May 31, 2009, respectively)	18	—	(312)	—

Comprehensive income	$11,063	$588	$1,046	$13,325

Foreign currency translation adjustments for the three months and nine months ended May 31, 2009 resulted primarily from the fluctuation in the value of the U.S. Dollar relative to the Canadian Dollar and the Euro.

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

Our financial assets and liabilities subject to the disclosure requirements of SFAS No. 157 include only our interest rate swap arrangements, which are discussed in Note 4 of the Notes to Consolidated and Combined Financial Statements. Our cash flow hedges carried an aggregate fair market value liability of approximately $0.6 million as of May 31, 2009. These instruments are valued using pricing models based upon market observable inputs such as yield curves, and such inputs are classified as Level 2 inputs under SFAS No. 157.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated and Combined Financial Statements and related notes thereto. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Zep for the three and nine months ended May 31, 2009 and 2008. For a more complete understanding of this discussion, please read the Notes to Consolidated and Combined Financial Statements included in this report. Also, please refer to our Annual Report on Form 10-K for the fiscal year ended August 31, 2008, filed with the SEC on November 6, 2008, for additional information regarding us, including the audited consolidated and combined financial statements of Zep as of and for the three years ended August 31, 2008 and the related notes thereto, (the “Form 10-K”).

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

Liquidity and Capital Resources

Our principal sources of liquidity are operating cash flows generated primarily from operating activities and various sources of borrowings. Our ability to generate sufficient cash flow from operations and to access certain capital markets, including banks, is necessary for us to fund our operations, to pay dividends, to meet obligations as they become due, and to maintain compliance with covenants contained within our financing agreements. Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, compliance with covenants contained in certain of our financing agreements, and the ability to access capital markets. As of May 31, 2009, we had additional borrowing capacity under our Revolving Credit Facility of $53.3 million. We entered into four interest rate swap arrangements during the fourth quarter of fiscal year 2008 effectively swapping the variable interest rate associated with $20.0 million of borrowings made under our Revolving Credit Facility for fixed rates ranging from 3.2% to 3.5%. We do not rely on commercial paper issuances to finance our business. While our $40.0 million, one-year receivable securitization facility was allowed to expire in the normal course in October 2008, we did not utilize this facility during its term. Based on our current cash on hand, current financing arrangements, and current projections of cash flow from operations, management believes that we will be able to meet the liquidity needs of our current business over the next 12 months. Further detail regarding our debt instruments is provided in the Capitalization section that follows as well as in Note 4 of the Notes to Consolidated and Combined Financial Statements.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Net cash provided by the Company’s operating activities totaled $7.4 million during the first nine months of fiscal year 2009 compared with $10.5 million in the year-ago period. Net cash provided by operating activities decreased $3.1 million due primarily to the difference in net earnings between those two periods, and the current year payment of severances and other compensation related expenses accrued in the prior fiscal year.

Operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) decreased by approximately $12.4 million to $91.3 million at May 31, 2009 from $103.8 million at August 31, 2008. The decrease in operating working capital was due primarily to a decline in accounts receivable. Net sales have historically been strongest in the fourth quarter of each fiscal year. This disproportionate distribution of fiscal year sales typically results in a decline in accounts receivable from August to May, and this trend has been exacerbated during our fiscal year 2009 by the downturn in the economy.

Management believes that investing in assets and programs that will over time increase the return on our invested capital is a key factor in driving stockholder value. We invested $5.8 million and $5.1 million in the first nine months of fiscal year 2009 and 2008, respectively, primarily for building improvements, machinery, equipment, and information technology. We expect capital expenditures to approximate $8.0 million in fiscal year 2009.

Capitalization

Revolving Credit Facility

On October 19, 2007, we entered into a $100 million unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”). These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, inaccurate or false representations or warranties, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events, and judgment defaults. The Company was in compliance with all related financial covenants as of May 31, 2009. The Maximum Leverage Ratio for the quarter ended
May 31, 2009 was 1.71x, without the benefit of restructuring-related adjustments allowed by our Revolving Credit Facility.

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

As of May 31, 2009, borrowings under the Revolving Credit Facility totaled $43.8 million. Of that total outstanding amount, $11.8 million has been classified as Current maturities of long-term debt on our Consolidated and Combined Balance Sheets reflecting our current intention to settle that amount during the twelve months following May 31, 2009. The Company has the ability to refinance all amounts borrowed under its Revolving Credit Facility until 2012. Therefore, amounts classified as Current maturities of long-term debt may fluctuate not only in response to repayment of those amounts, but also concurrent with changes in the Company’s projected cash flow for the 12-month period subsequent to the balance sheet date. The remaining $32.0 million has been reported within Long-term debt, less current maturities. The base interest rate associated with borrowings made under the Revolving Credit Facility approximated 1.4% during the first nine months of fiscal year 2009. As of May 31, 2009 we had additional borrowing capacity under the Revolving Credit Facility of $53.3 million, which represents the full amount of the Revolving Credit Facility less the aforementioned borrowings as well as the outstanding letters of credit of $2.9 million that were issued under the Revolving Credit Facility.

Dividends

We have paid cash dividends on common stock of $2.6 million or $0.12 per share during the nine months ended
May 31, 2009. On June 25, 2009, our Board of Directors declared a quarterly dividend of $0.04 per share. We expect to pay a quarterly dividend at an annual rate of $0.16 per share. Our ability to fund a regular quarterly dividend is impacted by our financial results and the availability of surplus funds. Delaware law prohibits the payment of dividends or otherwise distributing funds to our stockholders absent a legally available surplus. Our ability to generate positive cash flows from operating activities directly affects our ability to make dividend payments. Also, restrictions under the instruments governing our indebtedness could impair our ability to make such payments. Effective as of the date of the spin-off, payments on our indebtedness and the quarterly dividend are expected to account for the majority of our financing activities.

All decisions regarding the declaration and payment of dividends are at the discretion of our Board of Directors and are evaluated periodically in consideration of our financial condition, earnings, growth prospects, funding requirements, applicable law, and any other factors our Board of Directors deems relevant. We do not currently have plans to change our annual dividend rate.

Results of Operations

Third Quarter of Fiscal Year 2009 Compared with Third Quarter of Fiscal Year 2008

The following tables set forth information comparing the components of net income for the three months ended May 31, 2009 with the three months ended May 31, 2008. Both dollar and percentage changes included within the tables below were calculated from the Company’s Consolidated and Combined Statements of Income:

	Three Months Ended May 31		Percent Change
(Dollars in millions)	2009	2008
Net Sales	$123.0	$145.2	(15.3)%
Gross Profit	66.3	80.5	(17.6)%
Percent of net sales	53.9%	55.4%
Operating Profit	8.8	0.9	846%
Percent of net sales	7.2%	0.6%
Income before Provision for Taxes	8.7	0.5	1,715%
Percent of net sales	7.1%	0.3%
Net Income	$5.4	$0.2	3,118%

Net Sales

Net sales were $123.0 million in the third quarter of fiscal year 2009 compared with $145.2 million in the year-ago period, representing a decrease of $22.2 million or 15.3%. Declining volumes were responsible for $21.5 million of the decrease in net sales as demand remained weak in each of the Company’s markets. Unfavorable foreign currency translation on international sales negatively impacted total net sales by an additional $5.4 million. These declines were partially offset by the realization of higher selling prices totaling approximately $4.7 million, primarily within the Company’s domestic markets.

Gross Profit

	Three Months Ended May 31		Increase (Decrease)	Percent Change
(Dollars in millions)	2009	2008
Net Sales	$123.0	$145.2	$(22.2)	(15.3)%
Cost of Products Sold	56.7	64.7	(8.1)	(12.5)%
Percent of net sales	46.1%	44.6%
Gross Profit	$66.3	$80.5	$(14.2)	(17.6)%
Percent of net sales	53.9%	55.4%

Gross profit decreased $14.2 million, or 17.6% to $66.3 million in the third quarter of fiscal year 2009 compared with $80.5 million in the year-ago period. Gross profit margin of 53.9% in the third quarter of fiscal year 2009 decreased approximately 1.5% from that of the third quarter in the prior fiscal year as the decline in sales volume coupled with high raw material costs continued to place downward pressure on gross profit and gross profit margin. Cost of products sold in the third quarter of fiscal year 2008 included a $1.2 million charge related to the establishment of a reserve for discontinued inventory. On a comparative year-over-year basis, raw material costs increased approximately $4.4 million. The impact of these higher costs was offset by higher selling prices and lower manufacturing costs of approximately $1.9 million. The impact of channel and product sales mix was responsible for approximately 70 basis points of the decline in gross profit margin. Fluctuation of foreign currencies relative to the U.S. dollar adversely impacted gross profit in the third quarter of fiscal year 2009 by approximately $3.0 million.

Operating Profit

	Three Months Ended May 31		Increase (Decrease)	Percent Change
(Dollars in millions)	2009	2008
Gross Profit	$66.3	$80.5	$(14.2)	(17.6)%
Percent of net sales	53.9%	55.4%
Selling, Distribution, and Administrative Expenses	57.5	71.8	(14.3)	(19.9)%
Restructuring Charge	—	7.8	(7.8)	(100)%
Operating Profit	$8.8	$0.9	$7.9	846%
Percent of net sales	7.2%	0.6%

Operating profit totaled $8.8 million in the third quarter of fiscal year 2009 compared with $0.9 million reported in the third quarter of fiscal year 2008. Operating margins were 7.2% in the third quarter of fiscal year 2009 compared with 0.6% in the year-earlier period. The Company reduced selling, distribution, and administrative expenses (“SD&A”) compared with last year by an aggregate of $14.3 million. The decline in net sales resulted in reduced variable selling costs of approximately $8.4 million. Such costs include commissions paid to sales representatives as well as customer freight. We incurred approximately $3.4 million less in expenses attributable to compensation-related costs including administrative salaries and bonuses. Also, our operating results benefited by approximately $1.7 million from the disciplined control of certain sales support costs, and, to a lesser degree, by a decrease in the cost of our insurance programs.

The Company did not record charges for restructuring or other special items during the third quarter of fiscal year 2009. Operating profit during the quarter ended May 31, 2008 was adversely affected by charges recorded for restructuring and other special items totaling $9.3 million. Those charges were composed of severance related costs totaling $4.5 million, facility lease contract termination costs of approximately $3.3 million, and inventory discontinuance costs totaling $1.5 million.

Income before Provision for Taxes

	Three Months Ended May 31		Increase (Decrease)	Percent Change
(Dollars in millions)	2009	2008
Operating Profit	$8.8	$0.9	$7.9	846%
Percent of net sales	7.2%	0.6%
Other Expense
Interest Expense, net	0.4	0.5	(0.1)	(24.3)%
Miscellaneous income	0.2	—	0.2	550%
Total Other Expense	0.1	0.5	(0.3)	(67.3)%
Income before Provision for Taxes	$8.7	$0.5	$8.2	1,715%
Percent of net sales	7.1%	0.3%

Total other expenses remained materially consistent with that of the prior year’s third fiscal quarter. Therefore, the increase in income before provision for taxes resulted primarily from the above noted increase in operating profit.

Provision for Taxes and Net Income

	Three Months Ended May 31		Increase (Decrease)	Percent Change
(Dollars in millions)	2009	2008
Income before Provision for Income Taxes	$8.7	$0.5	$8.2	1,715%
Percent of net sales	7.1%	0.3%
Provision for Income Taxes	3.3	0.3	3.0	953.9%
Effective tax rate	37.7%	64.9%
Net Income	$5.4	$0.2	$5.2	3,118%

Net income for the third quarter of fiscal year 2009 totaled $5.4 million compared with net income of $0.2 million reported in the third quarter of fiscal year 2008. The increase in net income resulted primarily from the above noted increase in operating profit.

The effective tax rate for the third quarter of fiscal year 2009 was 37.7%, compared with 64.9% in the year-ago period. The effective tax rate in the third quarter of fiscal year 2008 was negatively impacted by lower than estimated net profits within jurisdictions having favorable tax rates, the impact of state taxes, and changes in estimated pre-tax income. Our effective tax rate is anticipated to range between 37.5% and 38.5% for fiscal year 2009 similar to the effective tax rate for fiscal year 2008.

Diluted earnings per share generated in the three months ended May 31, 2009 totaled $0.25 representing an increase of $0.24 per diluted share from that earned in the prior year period. Earnings in the third fiscal quarter of 2008 were negatively impacted by $0.27 per diluted share as a result of the May 2008 charges for restructuring and other special items.

Nine Months of Fiscal Year 2009 Compared with Nine Months of Fiscal Year 2008

The following table sets forth information comparing the components of net income for the nine months ended May 31, 2009 with the nine months ended May 31, 2008. Both dollar and percentage changes included within the tables below were calculated from the Company’s Consolidated and Combined Statements of Income:

	Nine Months Ended May 31		Percent Change
(Dollars in millions)	2009	2008
Net Sales	$366.7	$421.9	(13.1)%
Gross Profit	192.8	238.3	(19.1)%
Percent of net sales	52.6%	56.5%
Operating Profit	7.1	15.5	(54.4)%
Percent of net sales	1.9%	3.7%
Income before Provision for Taxes	4.7	13.2	(64.3)%
Percent of net sales	1.3%	3.1%
Net Income	$2.9	$8.4	(65.1)%

Net Sales

Net sales were $366.7 million in the nine months ended May 31, 2009 compared with $421.9 million generated in the year-ago period, representing a decrease of $55.2 million or 13.1%. Weakening demand in each of the Company’s markets resulted in volume-related sales declines of $57.1 million. Unfavorable foreign currency translation on international sales negatively impacted total net sales by an additional $13.2 million. These declines were partially offset by the realization of higher selling prices totaling approximately $15.1 million, primarily within the Company’s domestic markets.

Gross Profit

	Nine Months Ended May 31		Increase (Decrease)	Percent Change
(Dollars in millions)	2009	2008
Net Sales	$366.7	$421.9	$(55.2)	(13.1)%
Cost of Products Sold	173.9	183.7	(9.8)	(5.3)%
Percent of net sales	47.4%	43.5%
Gross Profit	$192.8	$238.3	$(45.5)	(19.1)%
Percent of net sales	52.6%	56.5%

Gross profit decreased $45.5 million, or 19.1% to $192.8 million in the first nine months of fiscal year 2009 compared with $238.3 million in the year-ago period. Gross profit margin of 52.6% for the first nine months of fiscal year 2009 decreased approximately 3.9% from that of the first nine months in the prior fiscal year as declining sales volume coupled with higher raw material costs continued to place downward pressure on gross profit and gross profit margin. Cost of products sold in the nine months ended May 31, 2008 included a $1.2 million charge related to the establishment of a reserve for discontinued inventory. On a comparative year-to-date basis, raw material costs increased approximately $18.9 million. The impact of these higher costs was only partially offset by higher selling prices and lower manufacturing costs of approximately $3.6 million. Fluctuation of foreign currencies relative to the U.S. dollar adversely impacted gross profit in the first nine months of fiscal year 2009 by approximately $7.4 million.

Operating Profit

	Nine Months Ended May 31		Increase (Decrease)	Percent Change
(Dollars in millions)	2009	2008
Gross Profit	$192.8	$238.3	$(45.5)	(19.1)%
Percent of net sales	52.6%	56.5%
Selling, Distribution, and Administrative Expenses	182.7	214.2	(31.5)	(14.7)%
Restructuring Charge	3.0	8.5	(5.5)	(64.7)%
Operating Profit	$7.1	$15.5	$(8.5)	(54.4)%
Percent of net sales	1.9%	3.7%

Operating profit decreased $8.5 million, or 54.4%, in the nine months ended May 31, 2009 to $7.1 million from $15.5 million reported in the same period of fiscal year 2008. Operating margins generated during this period of fiscal year 2009 were 1.9% compared with 3.7% in the prior year period. The Company reduced SD&A by an aggregate of $31.5 million during the first nine months of fiscal year 2009. The decline in net sales resulted in reduced variable selling costs of approximately $20.5 million. Such costs include commissions paid to sales representatives as well as customer freight. We incurred approximately $8.6 million less in expenses attributable to compensation-related costs including administrative salaries and bonuses. Also, our operating results benefited by approximately $5.1 million from the disciplined control of certain sales support costs. Partially offsetting these cost reductions were $2.9 million in charges necessary to reflect the collection risk associated with certain accounts receivable in the current economic environment.

Operating profit during the nine months ended May 31, 2009 was adversely affected by charges recorded for restructuring and other special items totaling $3.0 million. The Company recorded a restructuring charge of $1.9 million in November 2008 composed of non-sales employee severance costs in response to economic conditions affecting operating performance. Also, the Company is proceeding with its facility consolidation initiatives and recorded a restructuring charge of $1.1 million during February 2009 related to facility lease termination costs. Operating profit during the nine months ended May 31, 2008 was adversely affected by charges recorded for restructuring and other special items totaling $10.0 million. Those charges were composed of severance related costs totaling $5.2 million, facility lease contract termination costs of approximately $3.3 million, and inventory discontinuance costs totaling $1.5 million.

Income before Provision for Taxes

	Nine Months Ended May 31		Increase (Decrease)	Percent Change
(Dollars in millions)	2009	2008
Operating Profit	$7.1	$15.5	$(8.5)	(54.4)%
Percent of net sales	1.9%	3.7%
Other Expense
Interest expense, net	1.4	2.4	(1.0)	(42.1)%
Loss on foreign currency transactions	1.0	—	1.0	49,150%
Total Other Expense	2.4	2.3	—	1.9%
Income before Provision for Taxes	$4.7	$13.2	$(8.5)	(64.3)%
Percent of net sales	1.3%	3.1%

Other expense remained consistent with that of the prior year period and is composed primarily of losses on transactions denominated in foreign currencies and interest expense associated with our outstanding debt obligations. The loss on foreign currency transactions was offset by a reduction in interest expense attributable to lower comparable interest rates and net borrowings.

Provision for Taxes and Net Income

	Nine Months Ended May 31		Increase (Decrease)	Percent Change
(Dollars in millions)	2009	2008
Income before Provision for Income Taxes	$4.7	$13.2	$(8.5)	(64.3)%
Percent of net sales	1.3%	3.1%
Provision for Income Taxes	1.8	4.9	(3.1)	(63.1)%
Effective tax rate	38.0%	36.8%
Net Income	$2.9	$8.4	$(5.4)	(65.1)%

Net income for the nine months ended May 31, 2009 decreased $5.4 million, or 65.1%, to $2.9 million from $8.4 million reported in the same period of fiscal year 2008. The decrease in net income resulted primarily from the above noted decrease in operating profit. The effective tax rate for the nine months ended May 31, 2009 and 2008 was 38.0% and 36.8%, respectively.

Diluted earnings per share generated during the first nine months of fiscal year 2009 totaled $0.14 representing a decline of $0.25 per diluted share from the $0.39 per diluted share earned in the prior year period. Earnings in the first nine months of fiscal year 2009 were negatively impacted by $0.09 per diluted share due as a result of year-to-date restructuring charges. Earnings in the nine months ended May 31, 2008 were negatively impacted by $0.30 per diluted share as a result of the restructuring charge in that prior year period.

Outlook and Strategy

During Zep’s fiscal year 2008, we made significant progress on our previously stated financial and operational goals and transformation initiatives, focusing on transforming the business into a dynamic, market-driven enterprise that delivers superior products and customer service. While the Company’s operating results during the first half of fiscal year 2009 were severely impacted by the global economic slowdown and volatile raw material prices, we have made important progress on the initiatives that we believe will position the Company for long-term stockholder value creation.

In an effort to counteract the challenging market environment, we recently undertook a number of additional initiatives to improve our cost structure. Our focus on process improvement and efforts to streamline the business allowed us the flexibility to reduce non-sales headcount by a net 10.1% during the first nine months of the year. Also, the decentralization of our operating structure, which places more authority with our eight business leaders, allowed for the elimination of the chief operating officer position and accelerated our cost reductions.

In addition to making fixed cost structure improvements that are permanent in nature, during the fiscal second quarter we instituted a number of temporary cost savings initiatives to help manage through the recessionary environment. During that quarter, our Chief Executive Officer, John K. Morgan, requested and received a compensation reduction of 20%, and other top executives agreed to a compensation reduction of up to 13%. Concurrently, we instituted a temporary suspension of the Company’s match of employee contributions into its defined contribution plans. These cost reduction measures, coupled with additional initiatives taken during the fiscal third quarter, are beginning to gain traction and positively impact operating results. While these measures are expected to help the Company navigate through the current environment, the initiatives also better position the Company for long-term value creation. The Company expects to partially restore the employer match component of its defined contribution plan during the fourth quarter of fiscal year 2009; full reinstatement of the employer matching contribution benefit is expected to occur during January 2010. On an annual basis, expense associated with this benefit has historically approximated $2.7 million.

Elevated raw material prices continued to impact operating results and gross margins during our third fiscal quarter. However, during the year we continued our focus on recovering gross profit margins by renegotiating our supply agreements and re-evaluating our supplier relationships. We made significant progress with this initiative during the third quarter, and the benefit of these efforts, which we expect will reach an annualized run rate of approximately $10.0 million to $11.0 million as we enter the first quarter of our fiscal year 2010, will continue to positively impact our operating results in future periods. These savings fall short of returning us to historical cost levels. However, further supplier negotiations are underway.

Despite the broader economic challenges, we remain confident in our prospects for growing long-term profitability. While we scaled back portions of our strategic transformation initiatives due to the current economic climate during the first three quarters of fiscal year 2009, our dedicated and experienced management team is prepared to continue implementing our key strategic initiatives and manage through this economic downturn. We expect the execution of our strategic plan will favorably impact our long-term results and foster strong financial growth — particularly in margins and returns on invested capital.

Our strategic growth plan is grounded in three key components focused on improving our core Zep Sales & Service organization, entering into the industrial distribution market, and expanding our presence in the retail channel. The first component, improving our core, focuses on making our business better before bigger. Our demand shaping initiative and North American Manufacturing and Distribution Strategy (“NAMADS”) are both intended to improve margins, increase cash flows and returns on invested capital, and to deliver earnings per share growth over the long term. Demand shaping concentrates on reducing the complexity of our business and, as a result, will allow us to dedicate valuable resources to more important and profitable products and customers. While the initial goals of this initiative have been completed, ongoing demand shaping will now be done across geographies and by examining opportunities to further consolidate raw material usage. Our NAMADS initiative is designed to consolidate existing distribution centers and to deploy regional manufacturing plants to bring service capabilities in closer proximity to our customers, while also reducing costs and delivery times through the realignment of our current inventory stocking locations.

During the last 90 days, we consolidated five facilities and remain on target to consolidate four additional locations by the calendar year-end. Facility consolidations have historically resulted in improved order fill rates, reduced inventories and reduced operating costs. Additionally, operations at the Northeastern Distribution Center in the Lehigh Valley area of Pennsylvania commenced during the fourth quarter of fiscal year 2009.

As previously mentioned, we plan to continue growing our business in the industrial and institutional cleaning and maintenance chemicals market by focusing on new product vitality, expanding of existing channels and investing in the traditional Zep Sales & Service organization. In Zep Sales & Service, we are focusing our recruiting efforts on bringing unencumbered, experienced, and successful sales associates to the Zep Sales and Service organization. These experienced sales representatives are poised to make an immediate impact on Zep’s top-line, and management expects this new recruitment model will carry a substantially shorter payback period than previous models. We are also taking action to expand our market access into new channels, with a particular emphasis on customers seeking to be served by distributors. As part of our growth strategy, we have continued our efforts to expand into the $6 billion U.S. industrial distribution channel. To date, we have aligned ourselves with six national distribution partners as well as several regional and local partners. We have leveraged the strength and equity of Zep by developing a new product line, Zep Professional, and began filling initial orders for this product during the first half of fiscal year 2009. While the current environment makes it difficult for distributors to add inventory, we remain confident of and committed to growing sales into this strategic channel. Through this strategy, we anticipate the distribution capabilities and diverse end markets of our partners will allow us to reach previously untapped markets. We look forward to expanding growth opportunities for the Zep Commercial brand into retail channels. We will continue to invest in environmentally friendly solutions as we see additional opportunities to further expand our product offerings. Lastly, we look forward to the benefits we anticipate as a result of having decentralized our operations in order to allow greater flexibility, focus and accountability over the execution of these transformational strategies.

While we anticipate that the execution of these strategic initiatives will positively impact our business over the long term, some initiatives have the potential to adversely impact our quarterly operating results in the near term, both on the top line and from a profitability perspective. Additionally, as demonstrated by our results during the first three quarters of fiscal year 2009, the severe economic slowdown has exacerbated these inconsistencies. Regarding the full year, our revenues could be 10-15% lower than the prior year given the current economy and the effect our strategic initiatives are having on our business. Over the long term, however, we believe that our margins will improve as we eliminate unprofitable business, continue to right-size the organization, and restore revenue growth.

Long-Term Financial Objectives

We remain focused on creating a stronger, more effective organization capable of increasing shareholder value. To this end, at the time of the spin-off, we established the following long-term financial objectives:

•

Revenue growth in excess of market growth rates on an annualized basis, which in the United States has in the past approximated Gross Domestic Product. We plan on realizing these results without any benefits gained through significant acquisitions;

•	Annualized EBIT margin improvement of 50 basis points per year;

•	Annualized earnings per share increases of 11 – 13% per year; and

•	Returns on invested capital of greater than 15%.

While these long-term financial objectives are expressed in terms of annualized improvement, we are in the midst of implementing our multi-pronged strategic plan. The progress towards achieving these objectives may be delayed by a deep and prolonged economic recession. We plan to execute our long-term strategies and to position the Company for future profitable growth. Initially, we anticipate and have thus far seen inconsistent quarterly results as we undertake various restructuring initiatives. The Company is continuing to implement its restructuring initiatives, and we anticipate that we will incur additional expenses as we reduce the complexity currently associated with our product and customer portfolio, realign our manufacturing and distribution operations to better serve our customers, exit certain leased properties and take further actions necessary to streamline and decentralize the business. In addition to the $7.0 million in annualized fixed cost reductions announced in our first half, we believe we have identified an additional $3.0 million in annualized fixed cost reductions and expect to begin realizing the full benefit of these savings in our fourth quarter of fiscal year 2009.

Challenges exist that must be addressed and managed in order to accomplish our key strategic initiatives, including the continued volatility of commodity costs that have prompted us to raise prices and seek to renegotiate our supply agreements. Such pricing actions have historically had a negative impact on unit volumes. We will continue to monitor economic variables such as costs for energy and raw materials, potential economic repercussions that could result from instability caused by worldwide political events, and the potential for changes in competition, including pricing. The strengthening of the U.S. dollar relative to the functional currencies utilized by our foreign subsidiaries has adversely impacted our consolidated fiscal third quarter 2009 operating results, and we cannot be sure of how our future operating results will be affected by continued volatility in the currency markets. Other economic factors could negatively influence our performance in certain end-markets such as transportation and industrial manufacturing. Due to the seasonal nature of a portion of our business and the distribution of available selling days throughout our fiscal calendar, historical sales in our first and second fiscal quarters have generally lagged behind those generated in our third and fourth fiscal quarters. We expect for these factors to continue influencing our business during the remainder of fiscal year 2009, and for some volume weakness to occur as the Company manages through a difficult economy. It is likely that our operating results for fiscal year 2009 will be below those achieved in fiscal year 2008. Management believes that, based on its current forecast for fiscal year 2009, adequate liquidity exists to operate the business within the restrictive debt covenants stipulated by the Revolving Credit Facility. While these challenges may dampen short-term results our strategic initiatives are designed to position the Company for future revenue and earnings growth.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated and Combined Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to: inventory valuation; share-based compensation expense, depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with Zep’s Audit Committee. For a detailed discussion of significant accounting policies that may involve a high degree of judgment, please refer to our Form 10-K.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2009. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2009. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and employment practices, and are fully self-insured for certain other types of claims, including environmental, product recall, some employee-related matters, and patent infringement as part of the distribution agreement with Acuity Brands. Based upon information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on our results of operations, financial position, or cash flows in future periods. We establish reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved. See “Item 3. Legal Proceedings” in the Form 10-K.

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

REGISTRANT Zep Inc.

DATE: July 2, 2009	/s/ John K. Morgan
JOHN K. MORGAN CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: July 2, 2009	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3.	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 6, 2008, which is incorporated herein by reference.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.