Form 10-Q/A
period 2009-02-28
Zep Inc.
filed 2009-12-22
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended February 28, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐     Accelerated Filer  ☒     Non-accelerated Filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock – $0.01 par value – 21,610,708 shares as of December 18, 2009.

EXPLANATORY NOTE

Zep Inc. (the “Registrant”) is filing this amendment no. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009, originally filed with the Securities and Exchange Commission (“Commission”) on April 9, 2009 (the “Original Filing”), to amend Items 5 and 6 of Part II to disclose and file amended change in control and severance agreements that were entered into by certain executive officers of the Registration and inadvertently omitted from the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

PART II. OTHER INFORMATION

Item 5.	Other Information

On December 31, 2008, each of Mark R. Bachmann, Executive Vice President and Chief Financial Officer, Robert P. Collins, Vice President and Chief Administrative Officer, and C. Francis Whitaker, Vice President, General Counsel and Secretary, of Zep Inc. (the “Company”) entered into an amended severance agreement with the Company (the “Amended Severance Agreement”). Under the Amended Severance Agreement, an executive will have “good reason” to terminate his employment with the Company upon the occurrence of certain acts by the Company (as set forth in the Amended Severance Agreement and as described in the Proxy Statement (defined below)) during the three-year term after a change in control (without the executive’s express consent), if not corrected within 30 days after written notice is given to the Company by the executive. This information supersedes the Company’s prior disclosure regarding this provision of the Amended Severance Agreement. A description of the other material terms of the Amended Severance Agreements has been previously disclosed under the caption “Executive Compensation Tables — Potential Payments upon Termination — Severance Agreements” in the Company’s definitive proxy statement filed with the Commission on November 19, 2009 (the “Proxy Statement”) and is incorporated herein by reference (the “Description of Amended Severance Agreements”). Pursuant to Rule 12b-23 of the Exchange Act, a copy of the Description of Amended Severance Agreements is filed as Exhibit 99(a) to this Amendment. Copies of the forms of amended change-in-control agreements and form of Amended Severance Agreement are filed as Exhibits 10(c), 10(d) and 10(e) to this Amendment.

Item 6.	Exhibits

(a) The following documents are filed as part of this report:

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(c)	Amended and Restated By-Laws of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 6, 2008, which is incorporated herein by reference.

EXHIBIT 10	(a)	First Amendment to Stockholder Protection Rights Agreement dated January 22, 2009	Reference is made to Exhibit 10(a) of registrant’s Form 10-Q filed with the Commission on April 9, 2009, which is incorporated herein by reference.

	(b)	Separation Agreement between Zep Inc. and William A. Holl dated January 15, 2009	Reference is made to Exhibit 10(b) of registrant’s Form 10-Q filed with the Commission on April 9, 2009, which is incorporated herein by reference.

	(c)	Form of Change-in-Control Agreement	Filed with the Commission as part of this Form 10-Q/A.

	(d)	Form of Change-in-Control Agreement for Certain Executive Officers	Filed with the Commission as part of this Form 10-Q/A.

	(e)	Form of Severance Agreement	Filed with the Commission as part of this Form 10-Q/A.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the	Reference is made to Exhibit 31(a) of the registrant’s Form 10-Q filed with the

		Sarbanes-Oxley Act of 2002	Commission on April 9, 2009, which is incorporated herein by reference.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Reference is made to Exhibit 31(b) of the registrant’s Form 10-Q filed with the Commission on April 9, 2009, which is incorporated herein by reference.

	(c)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with the Commission as part of this Form 10-Q/A.

	(d)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with the Commission as part of this Form 10-Q/A.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Reference is made to Exhibit 32(a) of registrant’s Form 10-Q filed with the Commission on April 9, 2009, which is incorporated herein by reference.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Reference is made to Exhibit 32(b) of registrant’s Form 10-Q filed with the Commission on April 9, 2009, which is incorporated herein by reference.

EXHIBIT 99	(a)	Description of Amended Severance Agreements from the Company’s definitive proxy statement on Schedule 14A filed with the Commission on November 19, 2009	Filed with the Commission as part of this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT Zep Inc.

DATE: December 22, 2009	/s/ John K. Morgan
JOHN K. MORGAN CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: December 22, 2009	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(c)	Amended and Restated By-Laws of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 6, 2008, which is incorporated herein by reference.

EXHIBIT 10	(a)	First Amendment to Stockholder Protection Rights Agreement dated January 22, 2009	Reference is made to Exhibit 10(a) of registrant’s Form 10-Q filed with the Commission on April 9, 2009, which is incorporated herein by reference.

	(b)	Separation Agreement between Zep Inc. and William A. Holl dated January 15, 2009	Reference is made to Exhibit 10(b) of registrant’s Form 10-Q filed with the Commission on April 9, 2009, which is incorporated herein by reference.

	(c)	Form of Change-in-Control Agreement	Filed with the Commission as part of this Form 10-Q/A.

	(d)	Form of Change-in-Control Agreement for Certain Executive Officers	Filed with the Commission as part of this Form 10-Q/A.

	(e)	Form of Severance Agreement	Filed with the Commission as part of this Form 10-Q/A.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Reference is made to Exhibit 31(a) of the registrant’s Form 10-Q filed on April 9, 2009, which is incorporated herein by reference.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Reference is made to Exhibit 31(b) of the registrant’s Form 10-Q filed on April 9, 2009, which is incorporated herein by reference.

	(c)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with the Commission as part of this Form 10-Q/A.

	(d)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with the Commission as part of this Form 10-Q/A.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Reference is made to Exhibit 32(a) of registrant’s Form 10-Q filed on April 9, 2009, which is incorporated herein by reference.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Reference is made to Exhibit 32(b) of registrant’s Form 10-Q filed on April 9, 2009, which is incorporated herein by reference.

EXHIBIT 99	(a)	Description of Amended Severance Agreements from the Company’s definitive proxy statement on Schedule 14A filed with the Commission on November 19, 2009	Filed with the Commission as part of this Form 10-Q/A.