Form 10-K/A
period 2009-08-31
Zep Inc.
filed 2009-12-22
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 21,610,708 shares as of December 18, 2009.

EXPLANATORY NOTE

Zep Inc. (the “Registrant”) is filing this amendment no. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended August 31, 2009, originally filed with the Securities and Exchange Commission (the “Commission”) on October 29, 2009 (the “Original Filing”), solely to amend Item 15 to list Exhibit 10(iii)(A)(35), Exhibit 10(iii)(A)(36) and Exhibit 10(iii)(A)(37), which were inadvertently omitted from the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Item 15.	Exhibits, Financial Statement Schedules Explanatory Note

(a) The following documents are filed as part of this report:

(3)	Exhibits filed with this report:

Copies of exhibits will be furnished to stockholders upon request at a nominal fee.

Requests should be sent to Zep Inc., Investor Relations Department, 1310 Seaboard Industrial Boulevard Atlanta, Georgia 30318-2825.

Index to Exhibits

EXHIBIT 2		Agreement and Plan of Distribution by and between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc. (effective January 7, 2010)	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

EXHIBIT 4	(a)	Form of Certificate representing Zep Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(b)	Stockholder Protection Rights Agreement, dated as of October 30, 2007, between Zep Inc. and Mellon Investor Services LLC, as rights agent.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(c)	First Amendment to Stockholder Protection Rights Agreement, between Zep Inc. and Mellon Investor Services LLC, as rights agent, dated as of January 22, 2009	Reference is made to Exhibit 10(a) of registrant’s Form 10-Q as filed with the Commission on April 9, 2009, which is incorporated herein by reference

Management Contracts and Compensatory Arrangements

EXHIBIT 10(i)A	(1)	Tax Disaffiliation Agreement, dated as of October 31, 2007, by and between Zep Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(2)	Transition Services Agreement, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(3)	Agreement and Plan of Distribution, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(4)	5-Year Revolving Credit Agreement, dated as of October 19, 2007 among Zep Inc., the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, JPMorgan Chase Bank, National Association; Bank of America, N.A.; KeyBank National Association; Wachovia Bank, National Association; Regions Bank; and Wells Fargo Bank, N.A.	Reference is made to Exhibit 10(i)A(4) of registrant’s Form 10-K as filed with the Commission on November 29, 2007, which is incorporated herein by reference.

	(5)	Amendment No. 1 to 5-Year Revolving Credit Agreement, dated as of October 2, 2007.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on October 8, 2009, which is incorporated herein by reference.

	(6)	Credit and Security Agreement among Acuity Enterprise Inc, as Borrower; Acuity Specialty Products, Inc., as Servicer; Variable Funding Capital Company, the Liquidity Banks from time to time party hereto; and Wachovia Bank National Association, as Agent, dated as of October 19, 2007.	Reference is made to Exhibit 10(i)A(5) of registrant’s Form 10-K as filed with the Commission on November 29, 2007, which is incorporated herein by reference.

	(7)	Loan and Security Agreement, by and between Acuity Enterprise, Inc., Acuity Specialty Products, Inc. and Regions Bank, as administrative agent, dated October 14, 2009.	Reference is made to Exhibit 10(i)A(7) of registrant’s Form 10-K filed on October s9, 2009, which is incorporated herein by reference.

	(8)	Performance Undertaking, by and between Zep Inc. and Acuity Enterprise, Inc., dated October 14, 2009.	Reference is made to Exhibit 10(i)A(8) of registrant’s Form 10-K filed on October s9, 2009, which is incorporated herein by reference.

EXHIBIT 10(iii)A	(1)	Employee Benefits Agreement, dated as of October 31, 2007.	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(2)	Zep Inc. Long-Term Incentive Plan.	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(3)	Zep Inc. Non-Employee Director Deferred Compensation Plan.	Reference is made to Exhibit 10.5 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(4)	Zep Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(4) of registrant’s Form 10-K filed on October s9, 2009, which is incorporated herein by reference.

	(5)	Amendment No. 1 to the Zep Inc. Supplemental Deferred Savings Plan, dated October 7, 2009.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-K filed on October s9, 2009, which is incorporated herein by reference.

	(6)	Zep Inc. Employee Stock Purchase Plan	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on August 31, 2009, which is incorporated herein by reference.

	(7)	Amendment of Zep Inc. Employee Stock Purchase Plan.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on August 31, 2009, which is incorporated herein by reference.

(8)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(9)	Form of Change-in-Control Agreement	Reference is made to Exhibit 10.17 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(10)	Form of Change-in-Control Agreement for Certain Executive Officers	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(11)	Form of Severance Agreement	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(12)	Zep Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit 10.7 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(13)	Zep Inc. Management Compensation and Incentive Plan, amended and restated as of September 1, 2008.	Reference is made to Exhibit A of the registrant’s Definitive Proxy Statement filed with the Commission on November 21, 2008, which is incorporated herein by reference.

(14)	John Morgan Employment Letter.	Reference is made to Exhibit 10.12 of registrant’s Form 10 as filed with the Commission on October 10, 2007, which is incorporated herein by reference.

(15)	Amendment to Employment Letter Agreement, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on October 13, 2009, which is incorporated herein by reference.

(16)	Amendment No. 2 to Change in Control Agreement and Notice of Termination, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on October 13, 2009, which is incorporated herein by reference.

(17)	Amendment to Amended and Restated Severance Agreement and Notice of Termination, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on October 13, 2009, which is incorporated herein by reference.

(19)	Separation Agreement between Zep Inc. and William A. Holl dated January 15, 2009.	Reference is made to Exhibit 10(b) of registrant’s Form 10-Q as filed with the Commission on April 9, 2009, which is incorporated herein by reference.

(20)	Form of Stock Appreciation Rights Agreement for Executive Officers.	Reference is made to Exhibit 10.8 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(21)	Form of Stock Appreciation Rights Agreement for Key Employees.	Reference is made to Exhibit 10.20 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(22)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10.9 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(23)	Form of Nonqualified Stock Option Agreement for Key Employees.	Reference is made to Exhibit 10.10 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(24)	Form of Incentive Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10.12 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(25)	Form of Incentive Stock Option Agreement for Key Officers.	Reference is made to Exhibit 10.11 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(26)	Form of Long-Term Incentive Plan Restricted Stock Award Agreement (without Restrictive Covenants).	Reference is made to Exhibit 10.13 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(27)	Form of Stock Appreciation Rights Agreement for Nonemployee Directors.	Reference is made to Exhibit 10.22 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(30)	Form of Long-Term Incentive Plan Restricted Stock Award Agreement for Nonemployee Directors.	Reference is made to Exhibit 10.23 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(31)	Form of Incentive Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

	(32)	Form of Non-Qualified Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

	(33)	Form of 2010 Performance Stock Award Agreement.	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

	(34)	Form of Restricted Stock Award Agreement with restrictive covenants.	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

	(35)	Form of Change-in-Control Agreement	Reference is made to Exhibit 10(c) of registrant’s Form 10-Q/A as filed with the Commission on December 22, 2009, which is incorporated herein by reference.

	(36)	Form of Change-in-Control Agreement for Certain Executive Officers	Reference is made to Exhibit 10(d) of registrant’s Form 10-Q/A as filed with the Commission on December 22, 2009, which is incorporated herein by reference.

	(37)	Form of Severance Agreement	Reference is made to Exhibit 10(e) of registrant’s Form 10-Q/A as filed with the Commission on December 22, 2009, which is incorporated herein by reference.

EXHIBIT 12		Statement Regarding Computation of Ratios of Earnings to Fixed Charges	Reference is made to Exhibit 12 of registrant’s Form 10-K as filed with the Commission on October 29, 2009, which is incorporated herein by reference.

EXHIBIT 21		List of Subsidiaries.	Reference is made to Exhibit 21 of registrant’s Form 10-K as filed with the Commission on October 29, 2009, which is incorporated herein by reference.

EXHIBIT 23		Consent of Independent Auditors.	Reference is made to Exhibit 23 of registrant’s Form 10-K as filed with the Commission on October 29, 2009, which is incorporated herein by reference.

EXHIBIT 24		Powers of Attorney.	Reference is made to Exhibit 24 of registrant’s Form 10-K as filed with the Commission on October 29, 2009, which is incorporated herein by reference.

EXHIBIT 31:	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Reference is made to Exhibit 31(a) of registrant’s Form 10-K as filed with the Commission on October 29, 2009, which is incorporated herein by reference.

	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Reference is made to Exhibit 31(b) of registrant’s Form 10-K as filed with the Commission on October 29, 2009, which is incorporated herein by reference.

	(c)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Commission as part of this Form 10-K/A.

	(d)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Commission as part of this Form 10-K/A.

EXHIBIT 32:	(a)	Section 1350 Certification, signed by John K. Morgan	Reference is made to Exhibit 32(a) of registrant’s Form 10-K as filed with the Commission on October 29, 2009, which is incorporated herein by reference.

	(b)	Section 1350 Certification, signed by Mark R. Bachmann	Reference is made to Exhibit 32(b) of registrant’s Form 10-K as filed with the Commission on October 29, 2009, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zep Inc.

Date: December 22, 2009	By:	/S/ JOHN K. MORGAN
John K. Morgan Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	Signature	Title	Date

	/S/ JOHN K. MORGAN John K. Morgan	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	December 22, 2009

	/S/ MARK R. BACHMANN Mark R. Bachmann	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 22, 2009

	* Earnest W. Deavenport, Jr.	Director	December 22, 2009

	* Timothy T. Tevens	Director	December 22, 2009

	* O.B. Grayson Hall, Jr.	Director	December 22, 2009

	* Joseph Squicciarino	Director	December 22, 2009

	* Sidney J. Nurkin	Director	December 22, 2009

	* J. Veronica Biggins	Director	December 22, 2009

*BY:	/S/ MARK R. BACHMANN		December 22, 2009
Mark R. Bachmann As Attorney-in-Fact

EXHIBIT INDEX

EXHIBIT 2		Agreement and Plan of Distribution by and between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc. (effective January 7, 2010)	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

EXHIBIT 4	(a)	Form of Certificate representing Zep Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(b)	Stockholder Protection Rights Agreement, dated as of October 30, 2007, between Zep Inc. and Mellon Investor Services LLC, as rights agent.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(c)	First Amendment to Stockholder Protection Rights Agreement, between Zep Inc. and Mellon Investor Services LLC, as rights agent, dated as of January 22, 2009	Reference is made to Exhibit 10(a) of registrant’s Form 10-Q as filed with the Commission on April 9, 2009, which is incorporated herein by reference

EXHIBIT 10(i)A	(1)	Tax Disaffiliation Agreement, dated as of October 31, 2007, by and between Zep Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(2)	Transition Services Agreement, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(3)	Agreement and Plan of Distribution, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(4)	5-Year Revolving Credit Agreement, dated as of October 19, 2007 among Zep Inc., the Subsidiary Borrowers from time to time parties hereto, the Lenders from time to time parties hereto, JPMorgan Chase Bank, National Association; Bank of America, N.A.; KeyBank National Association; Wachovia Bank, National Association; Regions Bank; and Wells Fargo Bank, N.A.	Reference is made to Exhibit 10(i)A(4) of registrant’s Form 10-K as filed with the Commission on November 29, 2007, which is incorporated herein by reference.

	(5)	Amendment No. 1 to 5-Year Revolving Credit Agreement, dated as of October 2, 2007.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on October 8, 2009, which is incorporated herein by reference.

	(6)	Credit and Security Agreement among Acuity Enterprise Inc, as Borrower; Acuity Specialty Products, Inc., as Servicer; Variable Funding Capital Company, the Liquidity Banks from time to time party hereto; and Wachovia Bank National Association, as Agent, dated as of October 19, 2007.	Reference is made to Exhibit 10(i)A(5) of registrant’s Form 10-K as filed with the Commission on November 29, 2007, which is incorporated herein by reference.

	(7)	Loan and Security Agreement, by and between Acuity Enterprise, Inc., Acuity Specialty Products, Inc. and Regions Bank, as administrative agent, dated October 14, 2009.	Reference is made to Exhibit 10(i)A(7) of registrant’s Form 10-K filed on October s9, 2009, which is incorporated herein by reference.

	(8)	Performance Undertaking, by and between Zep Inc. and Acuity Enterprise, Inc., dated October 14, 2009.	Reference is made to Exhibit 10(i)A(8) of registrant’s Form 10-K filed on October s9, 2009, which is incorporated herein by reference.

EXHIBIT 10(iii)A	(1)	Employee Benefits Agreement, dated as of October 31, 2007.	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(2)	Zep Inc. Long-Term Incentive Plan.	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(3)	Zep Inc. Non-Employee Director Deferred Compensation Plan.	Reference is made to Exhibit 10.5 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(4)	Zep Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(4) of registrant’s Form 10-K filed on October s9, 2009, which is incorporated herein by reference.

	(5)	Amendment No. 1 to the Zep Inc. Supplemental Deferred Savings Plan, dated October 7, 2009.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-K filed on October s9, 2009, which is incorporated herein by reference.

	(6)	Zep Inc. Employee Stock Purchase Plan	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on August 31, 2009, which is incorporated herein by reference.

	(7)	Amendment of Zep Inc. Employee Stock Purchase Plan.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on August 31, 2009, which is incorporated herein by reference.

	(8)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(9)	Form of Change-in-Control Agreement	Reference is made to Exhibit 10.17 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(10)	Form of Change-in-Control Agreement for Certain Executive Officers	Reference is made to Exhibit 10.19 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(11)	Form of Severance Agreement	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(12)	Zep Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit 10.7 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(13)	Zep Inc. Management Compensation and Incentive Plan, amended and restated as of September 1, 2008.	Reference is made to Exhibit A of the registrant’s Definitive Proxy Statement filed with the Commission on November 21, 2008, which is incorporated herein by reference.

(14)	John Morgan Employment Letter.	Reference is made to Exhibit 10.12 of registrant’s Form 10 as filed with the Commission on October 10, 2007, which is incorporated herein by reference.

(15)	Amendment to Employment Letter Agreement, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on October 13, 2009, which is incorporated herein by reference.

(16)	Amendment No. 2 to Change in Control Agreement and Notice of Termination, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on October 13, 2009, which is incorporated herein by reference.

(17)	Amendment to Amended and Restated Severance Agreement and Notice of Termination, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on October 13, 2009, which is incorporated herein by reference.

(19)	Separation Agreement between Zep Inc. and William A. Holl dated January 15, 2009.	Reference is made to Exhibit 10(b) of registrant’s Form 10-Q as filed with the Commission on April 9, 2009, which is incorporated herein by reference.

(20)	Form of Stock Appreciation Rights Agreement for Executive Officers.	Reference is made to Exhibit 10.8 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(21)	Form of Stock Appreciation Rights Agreement for Key Employees.	Reference is made to Exhibit 10.20 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(22)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10.9 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(23)	Form of Nonqualified Stock Option Agreement for Key Employees.	Reference is made to Exhibit 10.10 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(24)	Form of Incentive Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10.12 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(25)	Form of Incentive Stock Option Agreement for Key Officers.	Reference is made to Exhibit 10.11 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(26)	Form of Long-Term Incentive Plan Restricted Stock Award Agreement (without Restrictive Covenants).	Reference is made to Exhibit 10.13 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(27)	Form of Stock Appreciation Rights Agreement for Nonemployee Directors.	Reference is made to Exhibit 10.22 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(30)	Form of Long-Term Incentive Plan Restricted Stock Award Agreement for Nonemployee Directors.	Reference is made to Exhibit 10.23 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(31)	Form of Incentive Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

	(32)	Form of Non-Qualified Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

	(33)	Form of 2010 Performance Stock Award Agreement.	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

	(34)	Form of Restricted Stock Award Agreement with restrictive covenants.	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

	(35)	Form of Change-in-Control Agreement	Reference is made to Exhibit 10(c) of registrant’s Form 10-Q/A as filed with the Commission on December [ ], 2009, which is incorporated herein by reference.

	(36)	Form of Change-in-Control Agreement for Certain Executive Officers	Reference is made to Exhibit 10(d) of registrant’s Form 10-Q/A as filed with the Commission on December [ ], 2009, which is incorporated herein by reference.

	(37)	Form of Severance Agreement	Reference is made to Exhibit 10(e) of registrant’s Form 10-Q/A as filed with the Commission on December [ ], 2009, which is incorporated herein by reference.

EXHIBIT 12		Statement Regarding Computation of Ratios of Earnings to Fixed Charges	Reference is made to Exhibit 12 of registrant’s Form 10-K as filed with the Commission on October 29, 2009, which is incorporated herein by reference.

EXHIBIT 21		List of Subsidiaries.	Reference is made to Exhibit 21 of registrant’s Form 10-K as filed with the Commission on October 29, 2009, which is incorporated herein by reference.

EXHIBIT 23		Consent of Independent Auditors.	Reference is made to Exhibit 23 of registrant’s Form 10-K as filed with the Commission on October 29, 2009, which is incorporated herein by reference.

EXHIBIT 24		Powers of Attorney.	Reference is made to Exhibit 24 of registrant’s Form 10-K as filed with the Commission on October 29, 2009, which is incorporated herein by reference.

EXHIBIT 31:	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Reference is made to Exhibit 31(a) of registrant’s Form 10-K as filed with the Commission on October 29, 2009, which is incorporated herein by reference.

	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Reference is made to Exhibit 31(b) of registrant’s Form 10-K as filed with the Commission on October 29, 2009, which is incorporated herein by reference.

	(c)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Commission as part of this Form 10-K/A.

	(d)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Commission as part of this Form 10-K/A.

EXHIBIT 32:	(a)	Section 1350 Certification, signed by John K. Morgan	Reference is made to Exhibit 32(a) of registrant’s Form 10-K as filed with the Commission on October 29, 2009, which is incorporated herein by reference.

	(b)	Section 1350 Certification, signed by Mark R. Bachmann	Reference is made to Exhibit 32(b) of registrant’s Form 10-K as filed with the Commission on October 29, 2009, which is incorporated herein by reference.