Form 10-Q
period 2009-11-30
Zep Inc.
filed 2010-01-05
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Common Stock – $0.01 Par Value – 21,610,708 shares as of January 4, 2010.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Zep Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	NOVEMBER 30, 2009	AUGUST 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,111	$16,651
Accounts receivable, less reserve for doubtful accounts of $4,902 at November 30, 2009 and $4,955 at August 31, 2009	79,338	85,060
Inventories	43,240	39,618
Deferred income taxes	7,853	7,859
Prepayments and other current assets	7,348	6,772

Total Current Assets	153,890	155,960

Property, Plant, and Equipment, at cost:
Land	3,301	3,289
Buildings and leasehold improvements	56,873	56,191
Machinery and equipment	86,006	84,940

Total Property, Plant, and Equipment	146,180	144,420
Less - Accumulated depreciation and amortization	92,127	89,945

Property, Plant, and Equipment, net	54,053	54,475

Other Assets:
Goodwill and intangible assets	32,186	31,940
Deferred income taxes	6,007	5,989
Other long-term assets	1,373	1,254

Total Other Assets	39,566	39,183

Total Assets	$247,509	$249,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$10,500	$12,000
Accounts payable	37,566	41,062
Accrued compensation	17,412	15,398
Other accrued liabilities	23,145	25,064

Total Current Liabilities	88,623	93,524
Long-Term Debt	23,650	28,650

Deferred Income Taxes	389	371

Self-Insurance Reserves, less current portion	7,656	7,262

Other Long-Term Liabilities	10,313	10,546

Commitments and Contingencies (see Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 21,262,902 issued and outstanding at November 30, 2009, and 21,159,127 issued and outstanding at August 31, 2009	212	212
Paid-in capital	81,001	80,034
Retained earnings	19,615	15,061
Accumulated other comprehensive income items	16,050	13,958

Total Stockholders’ Equity	116,878	109,265

Total Liabilities and Stockholders’ Equity	$247,509	$249,618

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED NOVEMBER 30,
	2009	2008
Net Sales	$126,751	$129,161
Cost of Products Sold	56,859	61,360

Gross Profit	69,892	67,801
Selling, Distribution, and Administrative Expenses	60,651	66,668
Restructuring Charge	399	1,895

Operating Profit (Loss)	8,842	(762)
Other Expense:
Interest expense, net	269	558
(Gain) Loss on foreign currency transactions	(77)	1,095
Miscellaneous (income) expense, net	(57)	38

Total Other Expense	135	1,691

Income (Loss) before Provision for Income Taxes	8,707	(2,453)
Provision (Benefit) for Income Taxes	3,287	(908)

Net Income (Loss)	$5,420	$(1,545)

Earnings Per Share:
Basic Earnings (Loss) per Share	$0.25	$(0.07)

Basic Weighted Average Number of Shares Outstanding	21,175	20,976

Diluted Earnings (Loss) per Share	$0.25	$(0.07)

Diluted Weighted Average Number of Shares Outstanding	21,400	20,976

Dividends Declared per Share	$0.04	$0.04

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	THREE MONTHS ENDED NOVEMBER 30,
	2009	2008
Cash Provided by (Used for) Operating Activities:
Net income (loss)	$5,420	$(1,545)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,790	1,705
Excess tax benefits from share-based payments	(115)	(731)
Other non-cash charges	800	498
Deferred income taxes	6	(29)
Change in assets and liabilities, net of effect of acquisitions and divestitures -
Accounts receivable	6,920	10,599
Inventories	(3,216)	(2,031)
Prepayments and other current assets	(412)	(377)
Accounts payable	(3,902)	(7,087)
Accrued compensation and other current liabilities	(271)	(12,593)
Self insurance and other long-term liabilities	162	684
Other assets	(105)	(130)

Net Cash Provided by (Used for) Operating Activities	7,077	(11,037)

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(1,057)	(2,037)
Other investing activities	—	107

Net Cash Used for Investing Activities	(1,057)	(1,930)

Cash Provided by (Used for) Financing Activities:
Proceeds from revolving credit facility	37,900	27,300
Repayments of borrowings from revolving credit facility	(44,400)	(20,000)
Employee stock issuances	90	122
Excess tax benefits from share-based payments	114	731
Dividend payments	(866)	(893)

Net Cash (Used for) Provided by Financing Activities	(7,162)	7,260

Effect of Exchange Rate Changes on Cash	602	(1,656)

Net Change in Cash and Cash Equivalents	(540)	(7,363)
Cash and Cash Equivalents at Beginning of Period	16,651	14,528

Cash and Cash Equivalents at End of Period	$16,111	$7,165

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS, DISTRIBUTION, AND BASIS OF PRESENTATION

Description of the Business and Distribution

Zep Inc. (“Zep”, “we”, “our”, or the “Company”) is a producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. The common stock of Zep is listed on the New York Stock Exchange under the ticker symbol “ZEP”. Zep’s product portfolio includes, among other products, anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor care, sanitizers, and pest and weed control products. As of November 30, 2009, Zep served approximately 235,000 customers through a network of distribution centers and warehouses utilizing a base of more than 2,300 unique formulations.

Basis of Presentation

The financial statements in this Form 10-Q are presented on a consolidated basis and include the accounts of Zep and its majority-owned subsidiaries. The unaudited interim Consolidated Financial Statements included herein have been prepared by us in accordance with U.S. generally accepted accounting principles and present our financial position, results of operations, and cash flows. These consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated results for the interim periods presented. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated and combined financial statements as of and for the three years ended August 31, 2009 and notes thereto included within the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on October 29, 2009 (File No. 01-33633) (“Form 10-K”).

The results of operations for the three months ended November 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year, and because of the continued uncertainty of general economic conditions impacting the key end markets in which we participate. More specifically, due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarter of our fiscal year have historically outpaced those generated in the first six months of the fiscal year.

During the first quarter of fiscal year 2010, we renegotiated the terms of our contract with our licensee in France. Separately, we executed a release agreement with this party that addressed historical business transactions. We received a one-time, $1.1 million payment pursuant to this release agreement, all of which was recognized within Net Sales on our Consolidated Statements of Operations during the three months ended November 30, 2009.

2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in Fiscal Year 2010

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that established a single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. This guidance modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative, and is effective for financial statements issued for fiscal years ending after September 15, 2009 and interim periods within those fiscal years, and therefore became effective for us September 1, 2009. The adoption of this pronouncement did not impact our results of operations or financial condition.

In June 2008, the FASB issued authoritative guidance which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance was effective for the Company on September 1, 2009 and requires all prior-period earnings per share data to be adjusted retrospectively. Certain of the Company’s equity awards are participating securities as defined by this guidance, and the Company calculated earnings per share for the three months ended November 30, 2009 in accordance with the two-class method outlined within the new guidance. The adoption of this guidance did not have a material impact on the Company’s diluted earnings per share for this period, and did not effect the computation of the prior year first quarter’s earnings per share computation as the Company reported operating losses for that quarter. See Footnote 7 of the Notes to Consolidated Financial Statements for the earnings per share calculations for all periods.

In March 2008, the FASB issued authoritative guidance requiring additional disclosures about the objectives, accounting treatment, and disclosure of derivative instruments and hedging activities. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, and therefore became effective for us on September 1, 2009. The adoption of this guidance did not have a material impact on our results of operations or financial condition or related disclosures.

In December 2007, the FASB issued guidance pertaining to business combinations and requiring that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. This guidance is effective for business combinations transacted subsequent to a company’s first annual reporting period beginning after December 15, 2008, and therefore became effective for us on September 1, 2009. The impact that this guidance might have on our results of operations and financial position will depend upon the nature, terms and size of any acquisitions that we may consummate subsequent to the effective date. Thus far, the adoption of this guidance has not had a material impact on our results of operations or financial condition.

Accounting Standards Yet to be Adopted

In September 2006, the FASB issued guidance that establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Accordingly, we adopted this pronouncement effective September 1, 2008. The adoption did not impact our results of operations or financial condition. Disclosures required by this guidance are included within Notes 4 and 9 of Notes to Consolidated Financial Statements. We have not applied the provisions of this guidance to non-financial assets, such as our property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment. We will apply the provisions of this guidance to these assets and liabilities as required beginning September 1, 2010, and do not expect our results of operations or financial condition will be materially affected as a result of this adoption.

3. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	November 30, 2009	August 31, 2009
Raw materials and supplies	$13,850	$12,814
Work in process	109	448
Finished goods	31,938	28,968

	45,897	42,230
Less: Reserves	(2,657)	(2,612)

	$43,240	$39,618

4. DEBT OBLIGATIONS

On October 19, 2007, we executed a receivables securitization facility and a revolving credit facility in anticipation of the spin-off from Acuity Brands, which is more fully discussed within our Form 10-K. We drew $62.5 million from the revolving credit facility on October 31, 2007, and the proceeds were immediately distributed to Acuity Brands. Additionally, we assumed a $7.2 million industrial revenue bond due in 2018 and approximately $0.3 million of other debt following the spin-off. The receivables securitization facility remained unutilized during its one-year term, and expired in the normal course on October 19, 2008. Of the above referenced other debt, $0.3 million was settled during fiscal year 2008. On October 14, 2009, we entered into a three-year Loan and Security Agreement that allows for borrowings up to $40 million secured by our trade accounts receivable. This new receivables facility replaces the receivables facility established in anticipation of the spin-off.

Revolving Credit Facility

On October 19, 2007, we entered into a $100 million unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”). These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, or inaccurate or false representations or warranties under the Revolving Credit Facility, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events, and judgment defaults. We were in compliance with all related financial covenants at November 30, 2009.

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

We entered into four interest rate swap arrangements during the fourth quarter of fiscal year 2008, effectively swapping the variable interest rate associated with $20.0 million of borrowings made under our Revolving Credit Facility for fixed rates ranging from 3.2% to 3.5%. These interest rate swaps, which mature in June 2010, constitute derivative instruments and are accounted for as cash flow hedges. The objective of these hedges is to manage the variability of interest-related cash flows associated with variable-rate debt subject to these hedge instruments. There has been no ineffectiveness related to the change in fair value of our cash flow hedges since these instruments’ inception. The swap arrangements generated unrealized gains totaling $0.1 million during the three months ended November 30, 2009. These unrealized gains have been recorded net of tax within Accumulated Other Comprehensive Income on our Consolidated Balance Sheets. The estimated fair values of our derivative instruments are calculated based on market rates. Our cash flow hedges carried an aggregate fair market value liability of approximately $0.4 million as of November 30, 2009, all of which is expected to affect earnings by June 2010. These instruments are valued using pricing models based upon market observable inputs such as yield curves, and such inputs are classified as Level 2 inputs under relevant fair value authoritative pronouncements. These values reflect estimated termination costs and may be affected by counterparty creditworthiness and market conditions. However, we attempt to minimize such risk exposures for these instruments by limiting the counterparties to large banks and financial institutions that meet established credit guidelines. We do not expect to incur any losses as a result of counterparty default.

As of November 30, 2009, borrowings under the Revolving Credit Facility totaled $27.0 million. Of that total outstanding amount, $10.5 million has been classified as Current maturities of long-term debt on our Consolidated Balance Sheets reflecting our current intention to settle that amount during the twelve months following November 30, 2009. Under the terms of the Revolving Credit Facility, the Company may refinance all amounts borrowed under its Revolving Credit Facility until 2012. Therefore, amounts classified as Current maturities of long-term debt may fluctuate not only in response to repayment of those amounts, but also concurrent with changes in the Company’s projected cash flow for the 12-month period subsequent to the balance sheet date. The remaining $16.5 million has been reported within Long-term debt. The base interest rate associated with borrowings made under the Revolving Credit Facility approximated 0.3% during the first three months of fiscal year 2010. As of November 30, 2009 we had additional borrowing capacity under the Revolving Credit Facility of $69.8 million, which represents the full amount of the Revolving Credit Facility less the aforementioned borrowings as well as outstanding letters of credit totaling $3.2 million that have been issued under the Revolving Credit Facility.

Receivables Facility

On October 14, 2009, we entered into a three-year Loan and Security Agreement (the “Receivables Facility”) with Regions Bank that allows for borrowings up to $40 million secured by our trade accounts receivable. As of November 30, 2009, net trade accounts receivable pledged as security for borrowings under the Receivables Facility totaled $35.9 million. Interest under the Receivables Facility is payable monthly at the LIBOR Index Rate plus an applicable margin ranging from 2.00% to 2.25%. Commitment fees on the Receivables Facility will total 0.35% per annum on unused balances. The Receivables Facility includes customary covenants that restrict our ability to, among other things, sell, assign or create liens or other encumbrances upon or with respect to assets secured by the agreement; enter into consolidations, mergers and transfers of assets; or make certain investments. The Receivables Facility also contains customary events of default for credit facilities of this type (with customary grace periods, as applicable), including, among other things, nonpayment of principal or interest when due. In addition, under the Receivables Facility, an event of default will be deemed to include: (1) a default ratio that exceeds 7.00% on a rolling three month basis, (2) a dilution ratio that exceeds 4.00% on a rolling three month basis, and (3) a delinquency ratio that exceeds 8.50% at the end of four consecutive months. As of November 30, 2009 we had yet to borrow under the Receivables Facility, which also contains a cross-default provision whereby we would be in default should an occurrence of a default or an event of a default result under any other financing arrangement where we are a debtor or an obligor to debt. This Receivables Facility replaces a similar, one-year securitization instrument that expired in the normal course in October 2008. In connection with the execution of the Loan and Security Agreement, we paid a $100,000 one-time closing fee to Regions Bank on October 14, 2009. O.B. Grayson Hall, Jr., a member of our Board of Directors, is President and Chief Operating Officer of Regions Bank, and will begin serving as Chief Executive Officer of Regions Bank effective April 1, 2010. In accordance with Company policy, Mr. Hall abstained from any Board actions pertaining to the origination of the Receivables Facility, which was obtained through a competitive search process. Further, Mr. Hall does not and will not directly manage the Receivables Facility in either his current or future positions with Regions Bank.

5. COMMITMENTS AND CONTINGENCIES

Litigation

Zep is subject to various legal claims arising in the normal course of business. Zep, as part of programs entered into by Acuity Brands, is self-insured up to specified limits for certain types of claims, including product liability, and is fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement as part of the distribution agreement with Acuity Brands. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the results of operations, financial position, or cash flows of Zep. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on results of operations, financial position, or cash flows of the Company in future periods. Zep establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved. Also, from time to time we may incur expense associated with efforts to enforce our restrictive covenant agreements.

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

Our property on Seaboard Industrial Boulevard is the only active site involving property which we own and where we have been named as a potentially responsible party. We and the current and former owners of adjoining properties have agreed to share the expected costs and responsibilities of implementing an approved corrective action plan, submitted in 2004, under the Georgia Hazardous Response Act (“HSRA”) to periodically monitor property along a nearby stream for a period of five years ending in December 2009. The Georgia Environmental Protection Division (the “EPD”) is reviewing the monitoring program and will determine if additional monitoring is necessary and for what period of time. Subsequently, in connection with the DOJ investigation described earlier, we and the EPA each analyzed samples taken from certain sumps at the Seaboard facility. The sample results from some of the sump tests indicated the presence of certain hazardous substances. As a result, we notified the EPD and conducted additional soil and groundwater studies pursuant to HSRA. On November 23, 2009, the EPD approved the corrective action plan submitted by the Company to address the subsurface contamination north of Seaboard Industrial Boulevard. We have executed a Consent Order with the EPD covering this remediation.

In January 2008, the EPA issued a Notice of Violation and document request regarding the use and management of certain trench drains at the Seaboard production facility as well as assorted minor waste labeling issues. The Company executed a Consent Order with the EPA in March 2009 that resolved this matter. The resolution of this matter involved the remittance of a penalty and modification of certain manufacturing practices, neither of which had a material impact on the Company’s results of operations or financial condition.

In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with voluntary subsurface remediation, primarily to remove contaminants from soil underlying one of our manufacturing facilities, and other related environmental issues. While over approximately the next three years we could expend an amount ranging up to $7.5 million on these efforts, our best estimate of voluntary remediation costs continues to be $5.0 million. To date, we have expended approximately $1.6 million of the $5.0 million reserve established in May 2007. Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate. We believe that additional expenditures after three years of remediation may be necessary and that those expenditures, based on currently available information, could range up to an additional $10.0 million during the subsequent twenty-five year period. It may be appropriate to capitalize certain of the expenditures that may be incurred in this twenty-five year period. We arrived at the current estimates on the basis of studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Guarantees and Indemnities

As further discussed in our Form 10-K, in conjunction with the separation of their businesses, Zep and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement. Included in these agreements are certain general indemnifications granted by Zep to Acuity Brands, and by Acuity Brands to Zep, as well as specific limited tax liability indemnifications in the event that the Distribution is deemed to be taxable, or if any of the internal reorganization steps taken to effect the Distribution are not deemed to have been made on a tax-free basis. The Internal Revenue Service has issued a private letter ruling supporting the tax-free status of the spin-off, and Zep continues to conduct its operations in a manner that is compliant with the conditions set forth by that ruling. Further, Zep and Acuity Brands have received an opinion from external counsel supporting the tax-free status of the spin-off. We believe the probability that the Distribution will be deemed taxable is remote, and the estimated fair value to be de minimis. Therefore, we have not recorded any related amounts in our Consolidated Financial Statements.

6. RESTRUCTURING CHARGES

During the first quarter of fiscal year 2008, Zep’s management announced its intention to pursue a strategic plan focused upon achieving the Company’s long-term financial objectives. As part of this program, the Company recorded pretax charges of $10.0 million reflecting the cost of restructuring and other special items during fiscal year 2008. These charges were composed of severance related costs totaling approximately $5.3 million, product line simplification costs of $1.5 million (approximately $1.2 million of which is related to inventory disposal and is required to be reported within Cost of Products Sold), and facility lease contract termination costs of approximately $3.3 million. We will continue to make payments on the affected facility lease until it expires in 2015.

During the first quarter of fiscal year 2009, the Company recorded an additional $1.9 million restructuring charge composed of severance costs. The Company’s employee severance actions are collectively expected to affect approximately 330 employees, and the majority of related payments are expected to be settled during the next 12 months. In the second quarter of fiscal year 2009, the Company recorded a charge of $1.1 million as it exited two additional facilities, and, in accordance with applicable restructuring guidance, adjusted sub-lease rental income assumptions associated with the above mentioned fiscal year 2008 facility closure. In the fourth quarter of fiscal year 2009, Zep recorded a pretax restructuring charge of $0.4 million for costs associated with employee severance actions and facility consolidation.

In the first quarter of fiscal year 2010, Zep recorded a pretax restructuring charge of $0.4 million primarily for costs associated with facility consolidations. The fiscal 2010 changes to our restructuring reserve (included within Accrued compensation and Other accrued liabilities on the Consolidated Balance Sheets) are summarized as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2009	$2,061	$3,212
Restructuring charges recorded during fiscal 2010	68	331
Payments made from restructuring reserves	(669)	(338)

Balance as of November 30, 2009	$1,460	$3,205

7. EARNINGS PER SHARE

On September 1, 2009, the Company retrospectively adopted an accounting pronouncement which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share. In accordance with this guidance, Net Income, for the purposes of computing basic and diluted earnings per share of common stock for the three months ended November 30, 2009, has been reduced $0.1 million in recognition of a presumed distribution of earnings to holders of unvested equity awards. This adjustment to net income in the first quarter of fiscal year 2010 effectively reduced basic earnings per share by $0.01, and did not impact the calculation of diluted earnings per share during this quarter. As the Company reported a net loss in the first quarter of fiscal year 2009, that quarter’s basic and diluted earnings per share computations remain unaffected by the adoption of this guidance.

Basic earnings per share is computed by dividing net income adjusted for presumed dividend payments on unvested shares by the weighted average number of common shares outstanding during the period. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share is computed similarly, but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested.

The following table reflects basic and diluted earnings per common share:

	Three Months Ended November 30,
	2009	2008
Basic earnings (loss) per share:
Net income (loss)	$5,420	$(1,545)
Less: Allocation of earnings and dividends to participating securities	(109)	—

Net income (loss) available to common shareholders - basic	$5,311	$(1,545)
Basic weighted average shares outstanding	21,175	20,976

Basic earnings (loss) per share	$0.25	$(0.07)

Diluted earnings (loss) per share:
Net income (loss) available to common shareholders - basic	$5,311	$(1,545)
Add: Undistributed earnings reallocated to unvested shareholders	1	—

Net income (loss) available to common shareholders - diluted	$5,312	$(1,545)
Basic weighted average shares outstanding	21,175	20,976
Common stock equivalents (stock options and restricted stock)	225	—

Diluted weighted average shares outstanding	21,400	20,976

Diluted earnings (loss) per share	$0.25	$(0.07)

For the quarters ended November 30, 2009 and 2008, we excluded from our earnings per share calculation 0.7 million and 0.3 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation.

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

	Three Months Ended November 30,
	2009	2008
Net income (loss)	$5,420	$(1,545)
Foreign currency translation adjustments (net of tax of $0)	2,009	(6,621)
Change in unrealized loss on hedges (net of tax of $51)	84	(232)

Comprehensive (loss) income	$7,513	$(8,398)

Foreign currency translation adjustments for the three months ended November 30, 2009 resulted primarily from the fluctuation in the value of the U.S. Dollar relative to the Canadian Dollar and the Euro.

9. FAIR VALUE DISCLOSURES

Effective September 1, 2008, we adopted guidance requiring expanded disclosure about our assets and liabilities that are measured at fair value. The adoption did not impact the Company’s results of operations or financial condition. We have not applied the provisions of this guidance to non-financial assets, such as our property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment. We will apply the provisions of this guidance to these assets and liabilities beginning September 1, 2010, and we do not expect this application to have a material impact on our results of operations or financial condition.

Our assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with fair value guidance. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Level 2 inputs are based on other observable market data, such as quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable, such as interest rates and yield curves. Level 3 inputs are developed from unobservable data reflecting our own assumptions, and include situations where there is little or no market activity for the asset or liability.

We estimate that the carrying value of all of our outstanding debt obligations approximates fair value based on the variable nature of interest rates associated with our indebtedness. Our financial assets and liabilities subject to the disclosure requirements of fair value guidance include only our interest rate swap arrangements, which are discussed in Note 4 of the Notes to Consolidated Financial Statements. Our cash flow hedges have an aggregate fair market value liability of approximately $0.4 million as of November 30, 2009, which is included within Other accrued liabilities on our Consolidated Balance Sheets. These instruments are valued using pricing models based upon market observable inputs such as yield curves, and such inputs are classified as Level 2 inputs under applicable guidance governing the disclosure of instruments reported at fair value.

10. SUBSEQUENT EVENTS

We have evaluated subsequent events through January 5, 2010, the date on which our Form 10-Q for the three months ended November 30, 2009 was filed with the Securities and Exchange Commission. On January 4, 2010 (the “Closing Date”), Zep Inc. acquired Amrep, Inc., a specialty chemical formulator and packager focused in the automotive, fleet maintenance, industrial/MRO supply, institutional supply, and motorcycle markets. On the Closing Date, Amrep, Inc. was acquired for a cash purchase price (the “Closing Purchase Price”) of approximately $64.4 million. Borrowings of $49.4 million and $15.0 million were drawn from the Company’s Revolving Credit Facility and Receivables Facility, respectively, in order to finance the Closing Purchase Price, which is subject to adjustment depending upon final closing working capital of the acquiree. This transaction does not impact our compliance with debt covenants, nor does it affect management’s belief that we will be able to meet the liquidity needs of our business over the next 12 months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Zep for the three months ended November 30, 2009 and 2008. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report. Also, please refer to our Annual Report on Form 10-K for the fiscal year ended August 31, 2009, filed with the SEC on October 29, 2009, for additional information regarding us, including the audited consolidated and combined financial statements of Zep as of and for the three years ended August 31, 2009 and the related notes thereto (the “Form 10-K”).

Overview

Company

We are a leading producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. Our common stock is listed on the New York Stock Exchange under the ticker symbol “ZEP.” Our product portfolio includes, among other offerings, anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, and pest and weed control products. We continually refresh our product portfolio and service offerings through the introduction of new products and formulations as well as new services to meet the demands of the industry and our customers. We market these products and services under recognized and established brand names, such as Zep®, Zep Commercial®, Zep Professional, Enforcer®, and Selig™, some of which have been in existence for more than 100 years. We reach our customers through an experienced international organization of sales representatives, supported by our research and development and technical services teams, who collectively provide creative solutions for our customers’ diverse cleaning and maintenance needs through their product expertise and customized services that we believe distinguish us among our competitors.

Due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarter of our fiscal year have historically outpaced those generated in the first six months of the fiscal year. Additional discussion of trends and expectations related to the remainder of fiscal year 2010 and beyond is included within the Results of Operations and Outlook sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Strategy

Zep is committed to leveraging its capabilities and strengths to create long-term value for its shareholders. We intend to accomplish this goal through the execution of a profitable growth strategy composed of the following five key components:

•	Simplifying and improving our core business;

•	Expanding our presence with retailers;

•	Entering the distribution market;

•	Pursuing in international growth opportunities; and

•	Growing through profitable acquisitions.

Since becoming an independent, public company, we have made significant progress and investment in executing this transformational strategy. We have decentralized certain aspects of the business creating, we believe, an entrepreneurial culture across Zep and placing more decision-making authority closer to our customers. The success of our strategy in creating shareholder value will be measured by the following long-term financial objectives:

•	Organic revenue growth in excess of market growth rates on an annualized basis;

•	Annualized EBIT margin improvement of 50 basis points per year;

•	Annualized earnings per share increases of 11 – 13% per year; and

•	Returns on invested capital of greater than 15%.

While these long-term financial objectives are expressed in terms of annualized improvement, we previously stated that in the early phases of our implementation of this strategy, we would likely experience inconsistent quarterly results. The progress towards achieving these objectives was further impacted by the deep and prolonged economic recession that began in December 2007 and worsened throughout the majority of our 2008 and 2009 fiscal years. However, as discussed in the sections that follow, we believe we have made significant improvements to the business and remain committed to achieving our previously stated long-term financial objectives.

Liquidity and Capital Resources

Our principal sources of liquidity are operating cash flows generated primarily from operating activities and various sources of borrowings. Our ability to generate sufficient cash flow from operations and to access certain capital markets, including lending from financial institutions, is necessary for us to fund our operations, to pay dividends, to meet obligations as they become due, and to maintain compliance with covenants contained within our financing agreements. Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, compliance with covenants contained in certain of our financing agreements, and the ability to access capital markets. As of November 30, 2009, we had additional borrowing capacity under our Revolving Credit Facility of $69.8 million. We entered into four interest rate swap arrangements during the fourth quarter of fiscal year 2008 effectively swapping the variable interest rate associated with $20 million of borrowings made under our Revolving Credit Facility for fixed rates ranging from 3.2% to 3.5%. On October 14, 2009, we entered into a three-year Loan and Security Agreement that allows for borrowings up to $40 million secured by our trade accounts receivable. While we maintained a similar, one-year securitization arrangement during a portion of fiscal years 2008 and 2009, we did not utilize that instrument during its term. As of November 30, 2009, we had no debt outstanding under the Receivables Facility. We reduced our debt, net of cash, position by approximately $6.0 million during the first quarter of fiscal year 2010 to $18.0 million. We were in compliance with all debt covenants as of November 30, 2009. Based on our current cash on hand, current financing arrangements, and current projections of cash flow from operations, management believes that we will be able to meet the liquidity needs of our current business over the next 12 months. Further detail regarding our debt instruments is provided in the Capitalization section that follows as well as in Note 4 of Notes to Consolidated Financial Statements.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Net cash provided by the Company’s operating activities totaled $7.1 million during the first three months of fiscal year 2010 compared with $11.0 million used to fund operating activities in the prior year period. The $18.1 million improved cash flow generation was driven in part by substantial improvement in year-over-year operating results. At the end of the current fiscal year’s first quarter, the Company was in an income tax payable position due to the above mentioned generation of operating profit, whereas last year the Company recorded income tax receivables until a year-to-date profit was attained during our third quarter. Also, certain uses of cash normally occurring in the first quarter, including but not limited to the payment of incentive program obligations, were shifted to the second quarter of fiscal year 2010. The Company estimates that between $6 million and $7 million of our year-over-year operating cash flow improvement resulted from this timing shift involving the payment of certain liabilities.

Operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) increased by approximately $1.4 million to $85.0 million at November 30, 2009 from $83.6 million at August 31, 2009. Inventories were increased during the quarter in response to certain of our retail customers’ promotional sales activities and an increase in demand for sanitizer products due to concern surrounding the H1N1 flu virus.

Management believes that investing in assets and programs that will over time increase the return on our invested capital is a key factor in creating stockholder value. We invested $1.1 million and $2.0 million in the first three months of fiscal year 2010 and 2009, respectively, primarily for building improvements, machinery, equipment, and information technology. We expect to make capital expenditures of approximately $11.0 million to $13.0 million in fiscal year 2010.

Capitalization

On October 19, 2007, we executed a receivables facility and a Revolving Credit Facility in anticipation of the spin-off from Acuity Brands, and the significant terms of each of those facilities are discussed below. We drew $62.5 million from that Revolving Credit Facility on October 31, 2007, and the proceeds from this borrowing were immediately distributed to Acuity Brands. Additionally, we assumed a $7.2 million industrial revenue bond due in 2018 and approximately $0.3 million of other debt following the spin-off. On October 14, 2009, we entered into a three-year Loan and Security Agreement that allows for borrowings up to $40 million secured by our trade accounts receivable. This new, $40.0 million receivables facility replaces the receivables facility established in anticipation of the spin-off. Further detail regarding each of these debt instruments as well as supporting letters of credit, including amounts outstanding under each as of November 30, 2009, is provided within Note 4 of Notes to Consolidated Financial Statements.

Results of Operations

First Quarter of Fiscal Year 2010 Compared with First Quarter of Fiscal Year 2009

The following table sets forth information comparing the components of net income for the three months ended November 30, 2009 with the three months ended November 30, 2008:

(Dollars in millions)	Three Months Ended November 30,		Percent Change
	2009	2008
Net Sales	$126.8	$129.2	(1.9)%
Gross Profit	69.9	67.8	3.1%
Percent of net sales	55.1%	52.5%
Operating Profit (Loss)	8.8	(0.8)	1,260%
Percent of net sales	7.0%	(0.6)%
Income (Loss) before Provision for Taxes	8.7	(2.5)	455%
Percent of net sales	6.9%	(1.9)%
Net Income (Loss)	$5.4	$(1.5)	451%

Net Sales

Net sales totaled $126.8 million during the first quarter of fiscal year 2010 compared with $129.2 million in the first quarter of fiscal year 2009, representing a decrease of $2.4 million or 1.9%. During the first quarter, the Company realized higher year-to-date selling prices of approximately $1.0 million, primarily from domestic operations. The Company experienced significant year-over-year volume growth in sales to customers accessed through the retail channel. Also, foreign currency translation on international sales favorably impacted total net sales by $2.4 million. Total volume-related declines adversely impacted first quarter net sales by $6.9 million as declining sales volumes to industrial and institutional customers more than offset these aforementioned gains. While demand for Zep’s products in certain of its industrial and institutional end markets, including schools, government, and food, is stabilizing, the Company continues to face challenges within other end markets, including transportation and industrial operations. During the quarter, the Company renegotiated the terms of the Company’s contract with its licensee in France. Separately, the Company executed a release agreement with its licensee in France that addressed historical business transactions. The Company received a one-time, $1.1 million payment pursuant to this release agreement, all of which was recognized in our first quarter net sales.

Gross Profit

(Dollars in millions)	Three Months Ended November 30,		Increase (Decrease)	Percent Change
	2009	2008
Net Sales	$126.8	$129.2	$(2.4)	(1.9)%
Cost of Products Sold	56.9	61.4	(4.5)	(7.3)%
Percent of net sales	44.9%	47.5%
Gross Profit	$69.9	$67.8	$2.1	3.1%
Percent of net sales	55.1%	52.5%

Gross profit increased $2.1 million, or 3% to $69.9 million in the first quarter of fiscal year 2010 compared with $67.8 million in the prior year period. Gross profit margin was 55.1% in the first quarter of fiscal year 2010, representing a 265 basis point improvement from the prior year period and a 180 basis point improvement from the fourth quarter of fiscal year 2009. Raw material costs in this fiscal year’s first quarter were $3.5 million lower than those experienced in the prior year period, due to both reduced commodity costs and on-going success of sourcing initiatives. Inventories were increased during the quarter in response to certain of our retail customers’ promotional sales activities and an increase in demand for sanitizer products as a result of concern surrounding the H1N1 flu virus. The resulting improved manufacturing absorption favorably impacted same quarter comparative gross margins by approximately 80 basis points. Partially offsetting the benefit of lower raw material costs and improved manufacturing absorption was the impact of higher sales through the retail channel, which adversely affected gross margin by approximately 115 basis points compared with the prior year first quarter.

Operating Profit

(Dollars in millions)	Three Months Ended November 30,		Increase (Decrease)	Percent Change
	2009	2008
Gross Profit	$69.9	$67.8	$2.1	3.1%
Percent of net sales	55.1%	52.5%
Selling, Distribution, and Administrative Expenses	60.7	66.7	(6.0)	(9.0)%
Restructuring Charge	0.4	1.9	(1.5)	(78.9)%
Operating Profit (Loss)	$8.8	$(0.8)	$9.6	1,260%
Percent of net sales	7.0%	(0.6)%

Operating profit increased $9.6 million, in the first quarter of fiscal year 2010 to a profit of $8.8 million compared with a loss of $0.8 million reported in the first quarter of fiscal year 2009. Operating margins were 7.0% in the first quarter of fiscal year 2010 compared with (0.6)% in the comparative prior year period. The Company reduced selling, distribution, and administrative expenses (“SD&A”) by an aggregate of $6.0 million during the first quarter of fiscal year 2010. The decline in net sales resulted in reduced variable selling costs of approximately $3.3 million. Such costs include commissions paid to sales representatives as well as customer freight. Our operating results also benefited by approximately $2.7 million due to an enterprise-wide cost containment initiative implemented during the previous twelve months. This initiative focused upon reducing a variety of administrative expenses including, but not limited to, those pertaining to facility costs, sales support, telecommunications, travel, and consulting.

In the first quarter of fiscal year 2010, Zep recorded a pretax restructuring charge of $0.4 million primarily for costs associated with facility consolidations. During the first quarter of fiscal year 2009, the Company recorded a net, pre-tax restructuring charge of $1.9 million for costs associated with reducing non-sales headcount.

While a majority of improvements made to our cost structure improvements are permanent, Zep will cease benefiting from certain temporary actions beginning in calendar year 2010. A portion of the matching contribution provided under the Company’s defined contribution plan has been restored, and the Company will reinstate the remainder of the matching benefit beginning January 2010. Additional compensation adjustments, which are merit-based in nature, will also become effective that month. In total, the Company expects approximately $2.8 million in annualized costs to return to our overhead structure beginning in calendar year 2010.

Income before Provision for Taxes

(Dollars in millions)	Three Months Ended November 30,		Increase (Decrease)	Percent Change
	2009	2008
Operating Profit (Loss)	$8.8	$(0.8)	$9.6	1,260%
Percent of net sales	7.0%	(0.6)%
Other Expense (Income)
Interest Expense, net	0.3	0.6	(0.3)	(51.8)%
(Gain) Loss on foreign currency transactions	(0.1)	1.1	(1.2)	(107)%
Miscellaneous (Income) Expense	(0.1)	—	(0.1)	(250)%
Total Other Expense	0.1	1.7	(1.6)	(92.0)%
Income (Loss) before Provision for Taxes	$8.7	$(2.5)	$11.2	455%
Percent of net sales	6.9%	(1.9)%

Other expenses decreased $1.6 million from the first quarter of fiscal year 2009. Zep recorded a $1.1 million loss on foreign currency translation during the first quarter of fiscal year 2009. Also, interest expense has declined due to lower interest rates and net borrowings.

Provision for Taxes and Net Income

(Dollars in millions)	Three Months Ended November 30,		Increase (Decrease)	Percent Change
	2009	2008
Income (Loss) before Provision for Income Taxes	$8.7	$(2.5)	$11.2	455%
Percent of net sales	6.9%	(1.9)%
Provision (Benefit) for Income Taxes	3.3	(0.9)	4.2	462%
Effective tax rate	37.8%	37.0%
Net Income (Loss)	$5.4	$(1.5)	$7.0	451%

Net earnings for the first quarter of fiscal year 2010 improved $7.0 million, or 451%, to net income of $5.4 million compared with a net loss of $1.5 million reported in the first quarter of fiscal year 2009. The increase in net income resulted primarily from the increase in operating profit noted above.

The effective tax rate for the first quarter of fiscal year 2010 was 37.8%, compared with 37.0% in the prior year period. Our effective tax rate is anticipated to range between 37.5% and 38.5% for fiscal year 2010.

Outlook

While the current economic landscape remains challenging, Zep is focused on implementing its strategic initiatives, reducing costs throughout the business and prudently managing its balance sheets. We are committed to transforming the business into a dynamic, market-driven enterprise that delivers superior products and customer service. We believe we have made substantial, permanent improvements to the Company’s cost structure. In the near-term, we will continue to assess the business for additional areas to reduce operating costs.

During fiscal year 2010, we will seek to augment our existing Zep Sales and Service organization through adding experienced sales associates under a recruitment model designed to yield a faster return on investment than those used in previous years. Zep is also working to empower its sales force with new tools that, once fully developed, will help maximize their ability to evaluate pricing and otherwise improve business transactions. Zep is experiencing success in growing its Zep Commercial, Enforcer and private branded product lines with both existing and new retail customers, and announced a newly forged relationship with Advance Auto Parts during its first fiscal quarter. To date, we have made good progress with efforts to introduce the Zep Professional brand to the $7 billion industrial distribution market. While we are early in our dealings with our numerous distribution partners, we intend to leverage these relationships to grow the Zep Professional product line. Beginning in the latter portion of our 2010 second fiscal quarter, our Zep Professional product line will be made available to customers of WW Grainger not only through that distributor’s online resources, but also through its catalog and branch network. We are also interested in expanding our international business during fiscal year 2010. Specifically, we are focused on driving our core Italian operations, integrating our entire European business, and expanding operations in Europe. Finally, we will leverage our improving capital structure by pursuing prudent strategic acquisition opportunities that, we believe, will not only broaden our access to markets, but will also accelerate profitable sales growth in our distribution, retail and international markets. We believe the acquisition of Amrep, Inc., which is consistent with our previously communicated profitable growth strategy, will broaden our access to key strategic markets and presents numerous synergistic opportunities.

We face potential execution risk with respect to accomplishing our strategic initiatives. We believe we are operating in a new economic reality, and the full impact on our customers is not yet known. Economists are predicting that the effects this recession could be felt for many months to come. We intend to continue to manage the business in a way that is not predicated upon a near-term recovery. As volume growth returns, we expect to realize significant financial leverage due to our efforts to improve productivity and streamline the business.

Volatility could also return to the commodities markets, which would most likely have a negative impact on margins and volumes. Further, as the Company is continuing to implement its restructuring initiatives, we anticipate that we will incur additional expenses as we reduce the complexity currently associated with our product and customer portfolio, realign our manufacturing and distribution operations to better serve our customers, exit certain leased properties, and take further actions necessary to streamline and decentralize the business.

All this notwithstanding, we remain encouraged regarding the prospects for fiscal 2010. We believe the improvements to our cost structure should enable improved profitable year-over-year operations in the remaining quarters of fiscal year 2010. We will continue to aggressively pursue each of the components of our Strategic Plan, and are committed to delivering long-term value to our shareholders as measured by our aforementioned, long-term financial objectives.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to: inventory valuation; share-based compensation expense, depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with Zep’s Audit Committee. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to our Form 10-K.

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

•

statements preceded by, followed by, or that include the words “will”, “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or results of the Company.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results, expectations, or outcomes to differ materially from our historical experience as well as management’s present expectations or projections. These risks and uncertainties include, but are not limited to:

•	customer and supplier relationships and prices;

•	underlying assumptions or expectations related to the spin-off transaction proving to be inaccurate or unrealized;

•	competition;

•	ability to realize anticipated benefits from strategic planning initiatives and timing of benefits;

•	market demand; and

•	litigation and other contingent liabilities, such as environmental matters.

A variety of other risks and uncertainties could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. A number of those risks are discussed in Part I, “Item 1A. Risk Factors” within our Form 10-K.

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

Zep is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due primarily to fluctuation in both interest rates and foreign exchange rates. There have been no material changes to our exposure from market risks from those disclosed in Part II, Item 7A. within our Form 10-K.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2009. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2009. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

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

Exhibits are listed on the Index to Exhibits (page 23), which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT Zep Inc.

DATE: January 5, 2010	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: January 5, 2010	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3.	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 6, 2008, which is incorporated herein by reference.

EXHIBIT 10	(1)	Form of Incentive Stock Option Agreement for Executive Employees	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

	(2)	Form of Non-Qualified Stock Option Agreement for Executive Employees	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

	(3)	Form of 2010 Performance Stock Award Agreement	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

	(4)	Form of Restricted Stock Award Agreement	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

	(5)	Amendment No. 1 to Revolving Credit Agreement	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on October 8, 2009, which is incorporated herein by reference.

	(6)	Amendment to Employment Letter Agreement, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on October 13, 2009, which is incorporated herein by reference.

	(7)	Amendment No. 2 to Change in Control Agreement and Notice of Termination, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on October 13, 2009, which is incorporated herein by reference.

	(8)	Amendment to Amended and Restated Severance Agreement and Notice of Termination, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on October 13, 2009, which is incorporated herein by reference.

	(9)	Amendment No. 1 to Supplemental Deferred Savings Plan, dated October 7, 2009.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-K filed on October 29, 2009, which is incorporated herein by reference.

	(10)	Loan and Security Agreement, by and between Acuity Enterprise, Inc., Acuity Specialty Products, Inc. and Regions Bank, as administrative agent, dated October 14, 2009.	Reference is made to Exhibit 10(i)A(7) of registrant’s Form 10-K filed on October 29, 2009, which is incorporated herein by reference.

	(11)	Performance Undertaking, by and between Zep Inc. and Acuity Enterprise, Inc., dated October 14, 2009.	Reference is made to Exhibit 10(i)A(8) of registrant’s Form 10-K filed on October 29, 2009, which is incorporated herein by reference.

EXHIBIT 12		Statement Regarding Computation of Ratios of Earnings to Fixed Charges	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.