Form 10-Q
period 2010-02-28
Zep Inc.
filed 2010-04-07
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Common Stock – $0.01 Par Value – 21,693,370 shares as of April 5, 2010.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Zep Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	FEBRUARY 28, 2010	AUGUST 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,486	$16,651
Accounts receivable, less reserve for doubtful accounts of $3,577 at February 28, 2010 and $4,955 at August 31, 2009	85,663	85,060
Inventories	57,767	39,618
Prepayments and other current assets	10,109	6,772
Deferred income taxes	14,213	7,859

Total Current Assets	183,238	155,960

Property, Plant, and Equipment, at cost:
Land	5,026	3,289
Buildings and leasehold improvements	61,826	56,191
Machinery and equipment	98,062	84,940

Total Property, Plant, and Equipment	164,914	144,420
Less accumulated depreciation and amortization	93,574	89,945

Property, Plant, and Equipment, net	71,340	54,475

Other Assets:
Goodwill	54,701	31,863
Identifiable intangible assets	31,081	77
Deferred income taxes	5,111	5,989
Other long-term assets	1,460	1,254

Total Other Assets	92,353	39,183

Total Assets	$346,931	$249,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,000	$12,000
Accounts payable	45,422	41,062
Accrued compensation	14,448	15,398
Other accrued liabilities	23,924	25,064

Total Current Liabilities	98,794	93,524
Long-term debt, less current maturities	90,450	28,650

Deferred income taxes	14,634	371

Self-insurance reserves, less current portion	7,655	7,262

Other long-term liabilities	19,863	10,546

Commitments and Contingencies (see Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 21,289,745 issued and outstanding at February 28, 2010, and 21,159,127 issued and outstanding at August 31, 2009	213	212
Paid-in capital	82,258	80,034
Retained earnings	19,484	15,061
Accumulated other comprehensive income items	13,580	13,958

Total Stockholders’ Equity	115,535	109,265

Total Liabilities and Stockholders’ Equity	$346,931	$249,618

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED FEBRUARY 28,		SIX MONTHS ENDED FEBRUARY 28,
	2010	2009	2010	2009
Net Sales	$127,350	$114,608	$254,101	$243,769
Cost of Products Sold	67,374	55,876	124,233	117,236

Gross Profit	59,976	58,732	129,868	126,533
Selling, Distribution, and Administrative Expenses	56,949	58,580	117,230	125,241
Restructuring Charge	—	1,114	399	3,009
Acquisition Costs	1,183	—	1,550	—
Amortization of Definite-Lived Intangible Assets	284	7	287	14

Operating Profit (Loss)	1,560	(969)	10,402	(1,731)
Other Expense:
Interest expense, net	460	444	729	1,002
Loss on foreign currency transactions	84	117	7	1,212
Miscellaneous expense (income), net	36	(19)	(21)	19

Total Other Expense	580	542	715	2,233

Income (Loss) before Provision for Income Taxes	980	(1,511)	9,687	(3,964)
Provision (Benefit) for Income Taxes	242	(569)	3,529	(1,477)

Net Income (Loss)	$738	$(942)	$6,158	$(2,487)

Earnings Per Share:
Basic Earnings (Loss) per Share	$0.03	$(0.04)	$0.28	$(0.12)

Basic Weighted Average Number of Shares Outstanding	21,276	21,094	21,215	21,034

Diluted Earnings (Loss) per Share	$0.03	$(0.04)	$0.28	$(0.12)

Diluted Weighted Average Number of Shares Outstanding	21,746	21,094	21,634	21,034

Dividends Declared per Share	$0.04	$0.04	$0.08	$0.04

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SIX MONTHS ENDED FEBRUARY 28,
	2010	2009
Cash Provided by (Used for) Operating Activities:
Net income (loss)	$6,158	$(2,487)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	4,296	3,381
Deferred income taxes	858	(76)
Excess tax benefits from share-based payments	(237)	(960)
Other non-cash charges	1,903	724
Change in assets and liabilities:
Accounts receivable	7,822	15,083
Inventories	(1,622)	1,165
Prepayments and other current assets	(2,312)	(5,892)
Accounts payable	(4,793)	(10,684)
Accrued compensation and other current liabilities	(7,828)	(12,358)
Self-insurance and other long-term liabilities	11	1,363
Other assets	(186)	667

Net Cash Provided by (Used for) Operating Activities	4,070	(10,074)

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(4,131)	(4,175)
Acquisition of Amrep, Inc., net of cash acquired	(64,448)	—
Other investing activities	—	114

Net Cash Used for Investing Activities	(68,579)	(4,061)

Cash Provided by (Used for) Financing Activities:
Proceeds from revolving credit facility	97,900	37,700
Repayments of borrowings from revolving credit facility	(48,100)	(26,500)
Proceeds from receivables facility	15,000	—
Employee stock purchase plan issuances	201	272
Excess tax benefit from share-based payments	237	960
Dividend payments	(1,735)	(1,732)

Net Cash Provided by Financing Activities	63,503	10,700

Effect of Exchange Rate Changes on Cash	(159)	(1,776)

Net Change in Cash and Cash Equivalents	(1,165)	(5,211)
Cash and Cash Equivalents at Beginning of Period	16,651	14,528

Cash and Cash Equivalents at End of Period	$15,486	$9,317

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS, DISTRIBUTION, AND BASIS OF PRESENTATION

Description of the Business and Distribution

Zep Inc. (“Zep”, “we”, “our”, or the “Company”) is a producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. The common stock of Zep is listed on the New York Stock Exchange under the ticker symbol “ZEP”. Zep’s product portfolio includes, among other products, anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor care, sanitizers, professional grade chemical products for the automotive aftermarket, and pest and weed control products. As of February 28, 2010, Zep served approximately 235,000 customers through a network of distribution centers and warehouses utilizing a base of more than 4,400 unique formulations.

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

The results of operations for the three and six months ended February 28, 2010 are not necessarily indicative of the results to be expected for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year, and because of the continued uncertainty of general economic conditions impacting the key end markets in which we participate. More specifically, due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarter of our fiscal year have historically outpaced those generated in the first six months of the fiscal year.

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

We have evaluated the financial statements for subsequent events through the date of the filing of this Form 10-Q, which is the date the financial statements were issued.

2. ACQUISITION OF AMREP, INC.

On January 4, 2010 (the “Closing Date”), Zep acquired Amrep, Inc. (“Amrep”), a specialty chemical formulator and packager focused in the automotive, fleet maintenance, industrial/MRO supply, institutional supply, and motorcycle markets. Amrep was acquired for a cash purchase price (the “Closing Purchase Price”) of approximately $64.4 million. Zep believes the acquisition of Amrep to be an important strategic step in the Company’s efforts to utilize distribution to expand its presence in a number of end markets while minimizing channel conflict through the manufacture of both private branded products and national brands. Borrowings of $49.4 million and $15.0 million were drawn from the Company’s Revolving Credit Facility and Receivables Facility (each are discussed further in Note 4 of the Notes to Consolidated Financial Statements), respectively, in order to finance the Closing Purchase Price, which is subject to adjustment depending upon final determination of Amrep’s working capital at January 4, 2010. The acquisition of Amrep did not impact our compliance with debt covenants, nor does it affect management’s belief that we will be able to meet the liquidity needs of our business over the next 12 months. On March 18, 2010, the Company filed with the Securities and Exchange Commission on Current Report on Form 8-K, which is herein incorporated by reference, the audited consolidated financials statements of Amrep, Inc. as of December 31, 2009 and for the year in the period then ended as well as the unaudited pro forma condensed combined financial statements of Zep and Amrep.

The operating results of Amrep have been included in the Company’s consolidated financial statements commencing as of the Closing Date. Under the purchase method of accounting, Zep has made a preliminary allocation of the closing purchase price to Amrep’s net tangible and intangible assets based on their estimated fair values as of the Closing Date. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as Goodwill within the Consolidated Balance Sheets. Goodwill is not deductible for income tax purposes. Management continues to gather additional information about the fair value of Amrep’s acquired assets and liabilities. Accordingly, the allocation of the purchase price presented herein, including amounts recorded as goodwill and intangible assets is preliminary. The allocation may not reflect any final purchase price adjustments made, and could change as the purchase price allocation is finalized. A summary of the preliminary purchase price allocation included within the Consolidated Balance Sheets is as follows:

Cash and cash equivalents	$21
Inventory	16,632
Other current assets	10,049
Property, plant and equipment	16,528
Net deferred tax liabilities	(7,928)
Accrued environmental remediation costs	(12,200)
Other liabilities assumed	(12,776)

Total net tangible assets:	$10,326

Identifiable intangible assets
Customer relationships	23,800
Patents and formulations	5,200
Trade names	2,300
Goodwill	22,822

Total preliminary estimated purchase price allocation	$64,448

Of the total purchase price, a preliminary estimate of approximately $31.3 million has been allocated to identifiable intangible assets. The value allocated to customer relationships will be amortized on a straight-line basis over a period of 18 years. The value allocated to patents and technology will be amortized on a straight-line basis over a period of 17 years. The Company determined acquired trade names have an indefinite useful life. Amortization expense associated with acquired definite-lived intangible asset is expected to approximate $1.7 million during each of the next five years.

Net sales reflected in the Consolidated Statements of Operations for the three and six months ended February 28, 2010 include $17.8 million of sales generated by Amrep subsequent to the acquisition. Income before Provision for Income Taxes reflected in the Consolidated Statements of Operations for the three and six months ended February 28, 2010 includes $0.6 million of earnings generated by Amrep subsequent to the acquisition. All costs associated with advisory, legal and other due diligence-related services consumed in connection with acquisition-related activity have been expensed as incurred in accordance with purchase accounting rules. These costs are disclosed as Acquisition Costs within our Consolidated Statements of Operations. A discussion of environmental remediation-related liabilities assumed in the transaction is provided within Note 5 of the Notes to Consolidated Financial Statements.

The following unaudited pro forma combined results of operations give effect to the acquisition of Amrep as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent Zep’s actual consolidated results of operations or consolidated financial position had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of Zep’s future consolidated results of operations or consolidated financial position. Zep expects to incur costs and realize benefits associated with integrating the operations of Zep and Amrep. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.

Pro Forma Results of Operations	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Net Sales	$135,565	$139,534	$289,044	$294,719
Net Income (Loss)	$73	$(3,785)	$5,723	$(5,771)
Basic Earnings (Loss) per Share	$—	$(0.18)	$0.27	$(0.27)
Diluted Earnings (Loss) per Share	$—	$(0.18)	$0.26	$(0.27)

3. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	February 28, 2010	August 31, 2009
Raw materials and supplies	$15,779	$12,814
Work in process	996	448
Finished goods	43,578	28,968

	60,353	42,230
Less: Reserves	(2,586)	(2,612)

	$57,767	$39,618

4. DEBT OBLIGATIONS

On October 19, 2007, we entered into a $100 million unsecured revolving credit facility (“Revolving Credit Facility”) with a syndicate of commercial banks. On October 14, 2009, we entered into a three-year Loan and Security Agreement (the “Receivables Facility”) with Regions Bank that allows for borrowings up to $40 million secured by our trade accounts receivable. Additionally, we maintain a $7.2 million industrial revenue bond due in 2018.

Revolving Credit Facility

As of February 28, 2010, borrowings under the Revolving Credit Facility totaled $83.3 million. The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”). These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, or inaccurate or false representations or warranties under the Revolving Credit Facility, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events, and judgment defaults. We were in compliance with all debt covenants to which we are subject as of February 28, 2010.

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

We entered into four interest rate swap arrangements during the fourth quarter of fiscal year 2008, effectively swapping the variable interest rate associated with $20.0 million of borrowings made under our Revolving Credit Facility for fixed rates ranging from 3.2% to 3.5%. These interest rate swaps, which mature in June 2010, constitute derivative instruments and are accounted for as cash flow hedges. The objective of these hedges is to manage the variability of interest-related cash flows associated with variable-rate debt subject to these hedge instruments. There has been no ineffectiveness related to the change in fair value of our cash flow hedges since these instruments’ inception. The swap arrangements generated unrealized gains totaling $0.3 million during the first half of fiscal year 2010. These unrealized gains have been recorded net of tax within Accumulated Other Comprehensive Income on our Consolidated Balance Sheets. The estimated fair values of our derivative instruments are calculated based on market rates. Our cash flow hedges carried an aggregate fair market value liability of approximately $0.2 million as of February 28, 2010, all of which is expected to affect earnings by June 2010. These instruments are valued using pricing models based upon market observable inputs such as yield curves, and such inputs are classified as Level 2 inputs under relevant fair value authoritative pronouncements. These values reflect estimated termination costs and may be affected by counterparty creditworthiness and market conditions. However, we attempt to minimize such risk exposures for these instruments by limiting the counterparties to large banks and financial institutions that meet established credit guidelines. We do not expect to incur any losses as a result of counterparty default.

As of February 28, 2010, all borrowings under the Revolving Credit Facility have been reflected within Long-term debt, less current maturities on our Consolidated Balance Sheets given our current intent and ability to settle that amount in periods subsequent to February 28, 2011. Under the terms of the Revolving Credit Facility, the Company may refinance all amounts borrowed under its Revolving Credit Facility until 2012. Therefore, the short- and long-term classification of debt on our Consolidated Balance Sheet may fluctuate not only in response to repayment of those amounts, but also concurrent with changes in the Company’s projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the Revolving Credit Facility approximated 0.2% during the first half of fiscal year 2010. As of February 28, 2010 we had additional borrowing capacity under the Revolving Credit Facility of $13.5 million, which represents the full amount of the Revolving Credit Facility less the aforementioned borrowings and outstanding letters of credit totaling $3.2 million that have been issued under the Revolving Credit Facility.

Receivables Facility

As of February 28, 2010, borrowings under the Receivables Facility totaled $15.0 million, and net trade accounts receivable pledged as security for borrowings under arrangement totaled $30.7 million. Interest under the Receivables Facility is payable monthly at the LIBOR Index Rate plus an applicable margin ranging from 2.00% to 2.25%. Commitment fees on the Receivables Facility will total 0.35% per annum on unused balances. The Receivables Facility includes customary covenants that restrict our ability to, among other things, sell, assign or create liens or other encumbrances upon or with respect to assets secured by the agreement; enter into consolidations, mergers and transfers of assets; or make certain investments. The Receivables Facility also contains customary events of default for credit facilities of this type (with customary grace periods, as applicable), including, among other things, nonpayment of principal or interest when due. In addition, under the Receivables Facility, an event of default will be deemed to include: (1) a default ratio that exceeds 7.00% on a rolling three month basis, (2) a dilution ratio that exceeds 4.00% on a rolling three month basis, and (3) a delinquency ratio that exceeds 8.50% at the end of four consecutive months. The Receivables Facility also contains a cross-default provision whereby we would be in default should an occurrence of a default or an event of a default result under any other financing arrangement where we are a debtor or an obligor to debt. This Receivables Facility replaces a similar, one-year securitization instrument that expired in the normal course in October 2008. In connection with the execution of the Loan and Security Agreement, we paid a $100,000 one-time closing fee to Regions Bank on October 14, 2009. O.B. Grayson Hall, Jr., a member of our Board of Directors, was President and Chief Operating Officer of Regions Bank at the time this agreement was executed, and began serving as Chief Executive Officer of Regions Bank effective April 1, 2010. In accordance with Company policy, Mr. Hall abstained from any Board actions pertaining to the origination of the Receivables Facility, which was obtained through a competitive search process. Further, Mr. Hall does not and will not directly manage the Receivables Facility in either his current or future positions with Regions Bank.

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

Environmental Matters Pertaining to Zep’s Historical Operations

The Company’s operations are subject to federal, state, local, and foreign laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous wastes, and the remediation of contaminated sites. Permits and environmental controls are required for certain of our operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. We will incur capital and operating costs relating to environmental compliance on an ongoing basis. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial. While management believes that the Company is currently in substantial compliance with all material environmental laws and regulations, and has taken reasonable steps to ensure such compliance, there can be no assurance that the Company will not incur significant costs to remediate violations of such laws and regulations, particularly in connection with acquisitions of existing operating facilities, or to comply with changes in, or stricter or different interpretations of, existing laws and regulations. Such costs could have a material adverse effect on the Company’s results of operations.

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

We are currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by Zep have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which Zep has been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party, either (1) Zep is one of many other identified generators who have reached an agreement regarding the allocation of costs for cleanup among the various generators and Zep’s potential liability is not material; (2) Zep has been identified as a potential generator and the sites have been remediated by the EPA or by a state for a cost that is not material; or (3) other generators have cleaned up the site and have not pursued a claim against Zep and Zep’s liability, if any, would not be material.

We own and operate property located on Seaboard Industrial Boulevard where we have been named as a potentially responsible party. We and the current and former owners of adjoining properties have agreed to share the expected costs and responsibilities of implementing an approved Corrective Action Plan, submitted in 2004, under the Georgia Hazardous Site Response Act (“HSRA”) to periodically monitor property along a nearby stream for a period of five years. This five-year period ended in December 2009. Monitoring actions will continue until the Georgia Environmental Protection Division (the “EPD”) notifies the Company that such activities are no longer necessary. Subsequently, in connection with the DOJ investigation described earlier, we and the EPA each analyzed samples taken from certain sumps at the Seaboard facility. The sample results from some of the sump tests indicated the presence of certain hazardous substances. As a result, we notified the EPD and conducted additional soil and groundwater studies pursuant to HSRA. On November 23, 2009, the EPD approved the Corrective Action Plan submitted by the Company to address the subsurface contamination north of Seaboard Industrial Boulevard. We have executed a Consent Order with the EPD covering this remediation.

In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with subsurface remediation, primarily to remove contaminants from soil underlying one of our manufacturing facilities, and other related environmental issues. While over approximately the next twenty years Zep could expend an amount ranging up to $10.0 million on these efforts, management’s best estimate of remediation costs continues to be $5.0 million. To date, we have expended approximately $1.7 million of the $5.0 million reserve established in May 2007. Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate. We arrived at the current estimates on the basis of studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Environmental Liabilities Assumed in the Acquisition of Amrep, Inc.

Amrep is currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by Amrep have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which Amrep has been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party, either (1) Amrep is one of many other identified generators who have reached an agreement on the allocation of costs for cleanup among the various generators and Amrep’s potential liability is not material, or (2) Amrep has been identified as a potential generator but has been indemnified by its waste broker and transporter.

Amrep’s primary manufacturing location in Marietta, Georgia is the only active site involving property which Amrep owns with respect to which Amrep has been named as a potentially responsible party. With regard to this location, Amrep is responsible for the expected costs of implementing an Amended Corrective Action Plan that was submitted in March 2009 under the Georgia Hazardous Site Response Act (“HSRA”), the approval of which is still pending. The Georgia Environmental Protection Division (the “EPD”) is reviewing the Amended Corrective Action Plan and will determine whether additional actions are necessary and, if so, for what period of time.

As of February 28, 2010, the liabilities presented within Zep’s Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $12.0 million, which represents Zep’s best estimate of costs associated with the aforementioned Amended Corrective Action Plan, primarily to remediate contaminants in soil and ground water underlying the Marietta manufacturing facility and affected adjacent properties, and other related environmental issues. While over approximately the next twenty years Zep could expend an amount ranging up to $18.0 million on these efforts, management’s best estimate of remediation costs continues to be $12.0 million. Further sampling, engineering studies, and/or changes in regulatory requirements could cause revision to the current estimate. This $12.0 million estimate was derived on the basis of studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation designed to address the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Additionally, Amrep previously conducted manufacturing operations at an unrelated property in Georgia that has since been sold. Pursuant to the terms of the sale, Amrep, and therefore Zep, has retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address the sub-surface contamination and, at this time, does not anticipate costs associated with future remediation efforts will be material. As of February 28, 2010, accruals associated with this effort totaled approximately $0.2 million. However, the actual cost of remediation could vary depending upon the results of additional testing and geological studies and the rate at which site conditions may change. Finally, management is preparing a plan to address the sub-surface contamination at a Texas manufacturing location owned by Amrep, and, at this time, does not anticipate the costs associated with future remediation efforts will be material. These estimates could change, however, based upon the response of the Texas Commission on Environmental Quality to that plan.

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

During the first quarter of fiscal year 2009, the Company recorded an additional $1.9 million restructuring charge composed of severance costs. The Company’s employee severance actions are collectively expected to affect approximately 330 employees. In the second quarter of fiscal year 2009, the Company recorded a charge of $1.1 million as it exited two additional facilities, and, in accordance with applicable restructuring guidance, adjusted sub-lease rental income assumptions associated with the above mentioned fiscal year 2008 facility closure. In the fourth quarter of fiscal year 2009, Zep recorded a pretax restructuring charge of $0.4 million for costs associated with employee severance actions and facility consolidation.

In the first quarter of fiscal year 2010, Zep recorded a pretax restructuring charge of $0.4 million primarily for costs associated with facility consolidations. The fiscal 2010 changes to our restructuring reserve (included within Accrued compensation and Other accrued liabilities on the Consolidated Balance Sheets) are summarized as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2009	$2,061	$3,212
Restructuring charges recorded during fiscal year 2010	68	331
Payments made from accrued restructuring charges	(1,080)	(907)

Balance as of February 28, 2010	$1,049	$2,636

7. EARNINGS PER SHARE

On September 1, 2009, the Company retrospectively adopted an accounting pronouncement which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share. This adjustment to net income in the six months ended February 28, 2010 effectively reduced basic earnings per share by $0.01, and did not impact the calculation of diluted earnings per share during that year-to-date period. The Company’s basic and diluted earnings per share calculations for the three months ended February 28, 2010 remained unaffected by the adoption of this guidance. As the Company reported a net loss in the first and second quarters of fiscal year 2009, those periods’ basic and diluted earnings per share computations also remain unaffected by the adoption of this guidance.

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

The following table reflects basic and diluted earnings per common share:

	Three Months Ended February 28		Six Months Ended February 28
	2010	2009	2010	2009
Basic earnings (loss) per share:
Net income (loss)	$738	$(942)	$6,158	$(2,487)
Less: Allocation of earnings and dividends to participating securities	(15)	—	(118)	—

Net income (loss) available to common shareholders - basic	$723	$(942)	$6,040	$(2,487)
Basic weighted average shares outstanding	21,276	21,094	21,215	21,034

Basic earnings (loss) per share	$0.03	$(0.04)	$0.28	$(0.12)

Diluted earnings (loss) per share:
Net income (loss) available to common shareholders - basic	$723	$(942)	$6,040	$(2,487)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	1	—

Net income (loss) available to common shareholders - diluted	$723	$(942)	$6,041	$(2,487)
Basic weighted average shares outstanding	21,276	21,094	21,215	21,034
Common stock equivalents (stock options and restricted stock)	470	—	419	—

Diluted weighted average shares outstanding	21,746	21,094	21,634	21,034

Diluted earnings (loss) per share	$0.03	$(0.04)	$0.28	$(0.12)

For both the three month periods ended February 28, 2010 and 2009, we excluded from our earnings per share calculation 0.4 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation. For the six month periods ended February 28, 2010 and 2009, we excluded from our earnings per share calculation 0.7 million and 0.3 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation.

8. COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. We currently intend to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, thus the foreign currency translation adjustments presented in the below listed tabular disclosure as well as within our Consolidated Statements of Stockholders’ Equity and Comprehensive Income are not affected by domestic income taxes. The components of our comprehensive income are as follows:

	Three Months Ended February 28		Six Months Ended February 28
	2010	2009	2010	2009
Net income (loss)	$738	$(942)	$6,158	$(2,487)
Foreign currency translation adjustments (net of tax of $0 in all periods)	(2,568)	(579)	(559)	(7,200)
Change in unrealized loss on hedges (net of tax of $59 and $110 for the three and six months ended February 28, 2010, respectively)	97	(98)	181	(330)

Comprehensive (loss) income	$(1,733)	$(1,619)	$5,780	$(10,017)

Foreign currency translation adjustments for the three months and six months ended February 28, 2010 resulted primarily from fluctuation of the U.S. Dollar compared with the Canadian Dollar and the Euro.

9. FAIR VALUE DISCLOSURES

Effective September 1, 2008, we adopted ASC 820 “Fair Value Measurements and Disclosures”, which requires disclosures about our assets and liabilities that are measured at fair value. The adoption did not impact the Company’s results of operations or financial condition. We have not applied the provisions of this standard to non-financial assets, such as our property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment. We applied the provisions of this standard to these assets and liabilities beginning September 1, 2010, which did not have a material impact on our results of operations or financial condition.

Our assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Fair Value Measurements and Disclosures. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Level 2 inputs are based on other observable market data, such as quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable, such as interest rates and yield curves. Level 3 inputs are developed from unobservable data reflecting our own assumptions, and include situations where there is little or no market activity for the asset or liability.

We estimate that the carrying value of all of our outstanding debt obligations approximates fair value based on the variable nature of interest rates associated with our indebtedness. Our financial assets and liabilities subject to the disclosure requirements of Fair Value Measurements and Disclosures include only our interest rate swap arrangements, which are discussed in Note 4 of the Notes to Consolidated Financial Statements. Our cash flow hedges carried an aggregate fair market value liability of approximately $0.2 million as of February 28, 2010. These instruments are valued using pricing models based upon market observable inputs such as yield curves, and such inputs are classified as Level 2 inputs under this standard.

10. NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2008, the FASB issued authoritative guidance which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance was effective for the Company on September 1, 2009 and requires all prior-period earnings per share data to be adjusted retrospectively. Certain of the Company’s equity awards are participating securities as defined by this guidance, and the Company calculated earnings per share for the three and six months ended February 28, 2010 in accordance with the two-class method outlined within the new guidance. The adoption of this guidance is discussed further in Note 7 of the Notes to Consolidated Financial Statements.

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

In December 2007, the FASB issued guidance pertaining to business combinations and requiring that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. This guidance is effective for business combinations transacted subsequent to a company’s first annual reporting period beginning after December 15, 2008, and therefore became effective for us on September 1, 2009. The acquisition of Amrep, Inc. was accounted for in accordance with purchase accounting rules, and requisite disclosure pursuant to those rules have been made in both the Consolidated Financial Statements and the accompanying notes thereto.

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

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing under Item 1. of this Form 10-Q. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Zep for the three and six months ended February 28, 2010 and 2009. Also, please refer to Zep’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009, filed with the SEC on October 29, 2009, for additional information regarding Zep, including the audited consolidated and combined financial statements of Zep as of and for the three years ended August 31, 2009 and the related notes thereto (the “Form 10-K”).

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

Due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarter of our fiscal year have historically outpaced those generated in the first six months of the fiscal year. Additional discussion of trends and expectations related to the remainder of fiscal year 2010 and beyond is included within the Results of Operations and Outlook sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition of Amrep, Inc.

On January 4, 2010, Zep acquired Amrep, a specialty chemical formulator and packager focused in the automotive, fleet maintenance, industrial/MRO supply, institutional supply, and motorcycle markets. Amrep was acquired for approximately $64.4 million. Amrep’s products are marketed under the recognized and established brand names such as Misty®, Next DimensionTM, Petro®, i-Chem®. Zep believes the acquisition of Amrep to be an important strategic step in the Company’s efforts to utilize distribution to expand its presence in a number of end markets while minimizing channel conflict through the manufacture of both private branded products and national brands. The integration efforts associated with the Amrep acquisition are in their early stages and the Company remains optimistic about the synergies afforded by the transaction. Borrowings of $49.4 million and $15.0 million were drawn from the Company’s Revolving Credit Facility and Receivables Facility, respectively, in order to finance the purchase price, which is subject to adjustment depending upon final determination of Amrep’s working capital at January 4, 2010. The acquisition of Amrep did not impact our compliance with debt covenants, nor does it affect management’s belief that we will be able to meet the liquidity needs of our business over the next 12 months. See Note 2 of the Notes to Consolidated Financial Statements for more information regarding this acquisition.

Strategy

Zep is committed to leveraging its capabilities and strengths to create long-term value for its shareholders. We intend to accomplish this goal through the execution of a profitable growth strategy composed of the following five key components:

•	Simplifying and improving our core business;

•	Expanding our presence with retailers;

•	Entering the distribution market;

•	Pursuing international growth opportunities; and

•	Growing through profitable acquisitions.

Since becoming an independent, public company, we have made significant progress and investment in executing this transformational strategy. We have decentralized certain aspects of the business creating, we believe, an entrepreneurial culture across Zep and placing more decision-making authority closer to our customers. The success of our strategy in creating shareholder value will be measured by the following long-term financial objectives:

•	Organic revenue growth in excess of market growth rates on an annualized basis;

•	Annualized EBITDA margin improvement of 50 basis points per year;

•	Annualized earnings per share increases of 11 – 13% per year; and

•	Returns on invested capital of greater than 15%.

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

Liquidity and Capital Resources

Our principal sources of liquidity are operating cash flows generated primarily from operating activities and various sources of borrowings. Our ability to generate sufficient cash flow from operations and to access certain capital markets, including lending from financial institutions, is necessary for us to fund our operations, to pay dividends, to meet obligations as they become due, and to maintain compliance with covenants contained within our financing agreements. Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, compliance with covenants contained in certain of our financing agreements, and the ability to access capital markets. As of February 28, 2010, we had additional borrowing capacity under our Revolving Credit Facility of $13.5 million. We entered into four interest rate swap arrangements during the fourth quarter of fiscal year 2008 effectively swapping the variable interest rate associated with $20 million of borrowings made under our Revolving Credit Facility for fixed rates ranging from 3.2% to 3.5%. On October 14, 2009, we entered into a three-year Receivables Facility that allows for borrowings up to $40 million secured by our trade accounts receivable. As of February 28, 2010, we had $15.0 million outstanding under the Receivables Facility with additional borrowing capacity of $15.7 million. We were in compliance with all debt covenants to which we are subject as of February 28, 2010. Based on our current cash on hand, current financing arrangements, and current projections of cash flow from operations, management believes that we will be able to meet the liquidity needs of our current business over the next 12 months. Further detail regarding our debt instruments is provided in the Capitalization section that follows as well as in Note 4 of Notes to Consolidated Financial Statements.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Net cash provided by the Company’s operating activities totaled $4.1 million during the first six months of fiscal year 2010 compared with $10.1 million used to fund operating activities in the prior year period. The $14.1 million improved cash flow generation was driven in part by substantial improvement in year-over-year operating results.

Operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) increased by approximately $14.4 million to $98.0 million at February 28, 2010 from $83.6 million at August 31, 2009. As of February 28, 2010, operating working capital included in the Company’s Consolidated Balance Sheets attributable to the recent acquisition of Amrep totaled $18.5 million.

Management believes that investing in assets and programs that will over time increase the return on our invested capital is a key factor in creating stockholder value. We invested $4.1 million and $4.2 million in the first six months of fiscal year 2010 and 2009, respectively, primarily for building improvements, machinery, equipment, and information technology. We expect to make capital expenditures of approximately $11.0 million to $13.0 million in fiscal year 2010.

Capitalization

On October 19, 2007, we entered into a $100 million unsecured revolving credit facility with a syndicate of commercial banks. On October 14, 2009, we entered into a three-year Loan and Security Agreement with Regions Bank that allows for borrowings up to $40 million secured by our trade accounts receivable. Additionally, we maintain a $7.2 million industrial revenue bond due in 2018. Further detail regarding each of these debt instruments as well as supporting letters of credit, including amounts outstanding under each as of February 28, 2010, is provided within Note 4 of Notes to Consolidated Financial Statements.

Results of Operations

Second Quarter of Fiscal Year 2010 Compared with Second Quarter of Fiscal Year 2009

The following tables set forth information comparing the components of net income for the three months ended February 28, 2010 with the three months ended February 29, 2009.

	Three Months Ended February 28		Percent Change
(Dollars in millions)	2010	2009
Net Sales	$127.4	$114.6	11.1%
Gross Profit	60.0	58.7	2.1%
Percent of net sales	47.1%	51.2%
Operating Profit (Loss)	1.6	(1.0)	261%
Percent of net sales	1.2%	(0.8)%
Income (Loss) before Provision for Taxes	1.0	(1.5)	165%
Percent of net sales	0.8%	(1.3)%
Net Income (Loss)	$0.7	$(0.9)	178%

Net Sales

Net sales totaled $127.4 million in the second quarter of fiscal year 2010 compared with $114.6 million in the second quarter of fiscal year 2009, representing an increase of $12.7 million or 11.1%. Revenues generated during January and February from the recently acquired Amrep accounted for $17.8 million of the current quarter’s net sales. Excluding volume attributable to acquisition-related revenues, weak demand experienced within the majority of the Company’s end markets resulted in volume-related sales declines of $8.1 million. Selling prices remained consistent during the comparative periods, and foreign currency translation on international sales favorably impacted total net sales by $3.0 million.

Gross Profit

	Three Months Ended February 28		Increase (Decrease)	Percent Change
(Dollars in millions)	2010	2009
Net Sales	$127.4	$114.6	$12.7	11.1%
Cost of Products Sold	67.4	55.9	11.5	20.6%
Percent of net sales	52.9%	48.8%
Gross Profit	$60.0	$58.7	$1.2	2.1%
Percent of net sales	47.1%	51.2%

Gross profit increased $1.2 million, or 2.1% to $60.0 million in the second quarter of fiscal year 2010 compared with $58.7 million in the year-ago period. Gross profit margin of 47.1% recognized in the second quarter of fiscal 2010 decreased approximately 415 basis points from that of the same period in the prior fiscal year. The decline in gross profit margin percentage was attributable to the impact on sales and product mix from the Amrep acquisition (450 basis points) and higher manufacturing costs (90 basis points). The value of Amrep’s acquired finished goods inventory was marked up by $0.9 million in accordance with purchase accounting. More than half of this acquired inventory was sold during the quarter, and these sales were responsible for 40 basis points of the Amrep-related reduction in gross profit margin and $0.5 million of the reduction in gross profit. The effect of this purchase accounting adjustment is expected to continue into the third fiscal quarter when the majority of the remaining acquired finished good inventory is sold. The impact on gross profit and gross profit margin of the Amrep acquisition and higher manufacturing costs was partially offset by lower comparative raw material costs of approximately $2.0 million or 160 basis points. While the Company has benefited from lower raw material costs in recent quarters, raw material prices started to move higher during its second fiscal quarter.

Operating Profit

	Three Months Ended February 28		Increase (Decrease)	Percent Change
(Dollars in millions)	2010	2009
Gross Profit	$60.0	$58.7	$1.2	2.1%
Percent of net sales	47.1%	51.2%
Selling, Distribution, and Administrative Expenses	56.9	58.6	1.6	2.8%
Acquisition Costs	1.2	—	1.2	100%
Amortization of definite-lived intangible assets	0.3	—	0.3	100%
Restructuring Charge	—	1.1	(1.1)	(100)%
Operating Profit (Loss)	$1.6	$(1.0)	$2.5	261%
Percent of net sales	1.2%	(0.8)%

In the second quarter of fiscal 2010, the Company’s selling, distribution, and administrative (“SD&A”) expenses as a percentage of net sales was 640 basis points lower than the prior year second fiscal quarter. This reduction is attributable to the impact on sales and product mix from the Amrep acquisition as well as from previously enacted restructuring initiatives undertaken to reduce the breakeven point of the business. As previously announced, several compensation-related actions were taken during January 2010 as the Company reinstated the remainder of the employer matching component of its defined contribution programs and awarded merit-based wage increases. Despite these measures, compensation related costs were $2.2 million lower than those incurred in the prior year second quarter. During the second quarter of fiscal year 2009, the Company recorded a $2.0 million charge recorded to reflect collection risk associated with certain accounts receivable. As of February 28, 2010, the collectability of the Company’s accounts receivable had improved significantly, and similar adjustment has been unnecessary during the current fiscal year. Additionally, the Company continues to make investments in sales and marketing resources as well as new products and services. Such investments are designed to generate long-term shareholder value.

Partially offsetting the above mentioned cost reductions were incremental SD&A expenses related to newly acquired operations. The impact of higher amortization and depreciation expense due to purchase accounting is estimated to approximate $2.2 million on an annual basis. Acquisition costs associated with advisory, legal and other due diligence-related services consumed in connection with the acquisition of Amrep have been expensed as incurred in accordance with purchase accounting rules and totaled $1.2 million during the quarter. The Company recorded a restructuring charge of $1.1 million during February 2009 related to facility lease termination costs. The Company did not incur restructuring charges during the three month period ended February 28, 2010.

Operating profit increased $2.5 million, or 261%, in the second quarter of fiscal year 2010 to $1.6 million from a loss of $1.0 million reported in the second quarter of fiscal year 2009. Operating margins were 1.2% in the second quarter of fiscal year 2010 compared with (0.8)% in the comparative year-ago period.

Income before Provision for Taxes

	Three Months Ended February 28		Increase (Decrease)	Percent Change
(Dollars in millions)	2010	2009
Operating Profit (Loss)	$1.6	$(1.0)	$2.5	261%
Percent of net sales	1.2%	(0.8)%
Other Expense
Interest Expense, net	0.5	0.4	—	3.6%
Loss on foreign currency transactions	0.1	0.1	—	(28.2)%
Miscellaneous expense (income)	—	(—)	0.1	290%
Total Other Expense	0.6	0.5	—	7.0%
Income (Loss) before Provision for Taxes	$1.0	$(1.5)	$2.5	165%
Percent of net sales	0.8%	(1.3)%

Total other expenses remained materially consistent with that of the comparative prior year period.

Provision for Taxes and Net Income

	Three Months Ended February 28		Increase (Decrease)	Percent Change
(Dollars in millions)	2010	2009
Income (Loss) before Provision for Income Taxes	$1.0	$(1.5)	$2.5	165%
Percent of net sales	0.8%	(1.3)%
Provision (Benefit) for Income Taxes	0.2	(0.6)	0.8	143%
Effective tax rate	24.7%	37.7%
Net Income (Loss)	$0.7	$(0.9)	$1.7	178%

Net earnings for the second quarter of fiscal year 2010 increased $1.7 million, or 178%, to net income of $0.7 million from a net loss of $(0.9) million reported in the second quarter half of fiscal year 2009. The increase in net income resulted primarily from the increase in operating profit noted above.

The effective tax rate for the second quarter of fiscal year 2010 was 24.7%, compared with 37.7% in the year-ago period. Our effective tax rate is anticipated to range between 37.5% and 38.5% for fiscal year 2010 similar to the effective tax rate for fiscal year 2009. The current quarter’s effective tax rate reflects the impact of certain discrete items recorded during the quarter and pertaining to the Company’s European operations.

Diluted earnings per share generated in the three months ended February 28, 2010 totaled $0.03 representing an increase of $0.07 per diluted share from the $0.04 loss per diluted share reported in the prior year period. Earnings in the second fiscal quarter of 2010 were negatively impacted by $0.03 per diluted share as a result of transaction-related costs that were expensed as incurred and $0.03 per diluted share for incremental costs associated with recording acquired inventory, fixed assets, and definite-lived intangible assets at their estimated fair value in accordance with purchase accounting rules. Earnings in the second fiscal quarter of 2009 were negatively impacted by $0.03 per diluted share as a result of the February 2009 restructuring charge.

Six Months of Fiscal 2010 Compared with Six Months of Fiscal 2009

The following table sets forth information comparing the components of net income for the six months ended February 28, 2010 with the six months ended February 29, 2009.

	Six Months Ended February 28		Percent Change
(Dollars in millions)	2010	2009
Net Sales	$254.1	$243.8	4.2%
Gross Profit	129.9	126.5	2.6%
Percent of net sales	51.1%	51.9%
Operating Profit (Loss)	10.4	(1.7)	701%
Percent of net sales	4.1%	(0.7)%
Income (Loss) before Provision for Taxes	9.7	(4.0)	344%
Percent of net sales	3.8%	(1.6)%
Net Income (Loss)	$6.2	$(2.5)	348%

Net Sales

Net sales were $254.1 million in the six months ended February 28, 2010 compared with $243.8 million in the prior year-to-date period, representing an increase of $10.3 million or 4.2%. Revenues generated during January and February from the recently acquired Amrep accounted for $17.8 million of sales during the first half of fiscal year 2010. While the Company has experienced year-over-year volume growth in sales to customers accessed through the retail channel, excluding volume attributable to acquisition-related revenues, softness in demand experienced within the majority of the Company’s institutional and industrial end markets resulted in overall volume-related sales declines of $15.1 million. Foreign currency translation on international sales and higher selling prices favorably impacted total net sales by $5.4 million and $1.1 million, respectively. During the first quarter of the fiscal year, the Company renegotiated the terms of the Company’s contract with its licensee in France. Terms of the new contract are favorable to Zep. Separately, the Company executed a release agreement with its licensee in France that addressed historical business transactions. Zep received a one-time, $1.1 million payment pursuant to this release agreement, all of which was recognized in the Company’s first quarter net sales.

Gross Profit

	Six Months Ended February 28		Increase (Decrease)	Percent Change
(Dollars in millions)	2010	2009
Net Sales	$254.1	$243.8	$10.3	4.2%
Cost of Products Sold	124.2	117.2	7.0	6.0%
Percent of net sales	48.9%	48.1%
Gross Profit	$129.9	$126.5	$3.3	2.6%
Percent of net sales	51.1%	51.9%

Gross profit increased $3.3 million, or 2.6% to $129.9 million in the first half of fiscal year 2010 compared with $126.5 million in the first half of fiscal year 2009. Gross profit margin of 51.1% in the current year-to-date period decreased approximately 80 basis points from same period in the prior year. The decline in gross profit margin percentage was attributable to the impact on sales and product mix from the Amrep acquisition (240 basis points) and higher manufacturing costs (50 basis points). Of the 240 basis points attributable to product mix, 20 basis points resulted from the step up in acquired finished goods inventory basis recorded pursuant to purchase accounting rules. More than half of acquired finished goods recorded at this higher basis were sold through during the Company’s second fiscal quarter. The impact on gross profits of channel mix and higher manufacturing costs was partially offset by lower comparative raw material costs of approximately $6.3 million or approximately 250 basis points.

Operating Profit

	Six Months Ended February 28		Increase (Decrease)	Percent Change
(Dollars in millions)	2010	2009
Gross Profit	$129.9	$126.5	$3.3	2.6%
Percent of net sales	51.1%	51.9%
Selling, Distribution, and Administrative Expenses	117.2	125.3	(8.0)	(6.4)%
Acquisition Costs	1.6	—	1.6	100%
Amortization of definite-lived intangible assets	0.3	—	0.3	100%
Restructuring Charge	0.4	3.0	(2.6)	(86.7)%
Operating Profit (Loss)	$10.4	$(1.7)	$12.1	701%
Percent of net sales	4.1%	(0.7)%

Selling, distribution, and administrative expenses in the first half of fiscal year 2010 were reduced by an aggregate of $8.0 million. The Company estimates that benefits from its on-going enterprise-wide cost containment initiative have approximated $4.2 million in the first half of fiscal year 2010. This initiative focused upon reducing a variety of administrative expenses including, but not limited to, those pertaining to facility costs, sales support, telecommunications, travel, and professional services. Compensation-related costs were $1.5 million lower than those incurred in the prior year period, and collection risk with regard to accounts receivable has stabilized along with the macro-economic environment.

Partially offsetting these cost reductions were incremental expenses related to the consolidation of Amrep’s January and February operating results. The impact of higher amortization and depreciation expense as a result of purchase accounting is expected to approximate $2.2 million on an annual basis. Acquisition costs associated with advisory, legal and other due diligence-related services consumed in connection with the acquisition of Amrep have been expensed as incurred in accordance with purchase accounting rules and totaled $1.6 million during the six months ended February 28, 2010.

Operating profit increased $12.1 million, or 701%, in the first half of fiscal year 2010 to $10.4 million from a loss of $1.7 million reported in the first half of fiscal year 2009. Operating margins were 4.1% in the first half of fiscal year 2010 compared with (0.7)% in the comparative year-ago period.

Income before Provision for Taxes

	Six Months Ended February 28		Increase (Decrease)	Percent Change
(Dollars in millions)	2010	2009
Operating Profit	$10.4	$(1.7)	$12.1	701%
Percent of net sales	4.1%	(0.7)%
Other Expense
Interest Expense, net	0.7	1.0	(0.3)	(27.2)%
Loss on foreign currency transactions	—	1.2	(1.2)	(99.4)%
Miscellaneous Expense	—	—	—	(211)%
Total Other Expense	0.7	2.2	(1.5)	(68.0)%
Income (Loss) before Provision for Taxes	$9.7	$(4.0)	$13.7	344%
Percent of net sales	3.8%	(1.6)%

Other expenses decreased $1.5 million from the first half of fiscal year 2009. Zep recorded a $1.2 million loss on foreign currency translation during the first quarter of fiscal year 2009.

Provision for Taxes and Net Income

	Six Months Ended February 28		Increase (Decrease)	Percent Change
(Dollars in millions)	2010	2009
Income (Loss) before Provision for Income Taxes	$9.7	$(4.0)	$13.7	344%
Percent of net sales	3.8%	(1.6)%
Provision (Benefit) for Income Taxes	3.5	(1.5)	5.0	339%
Effective tax rate	36.4%	37.3%
Net Income (Loss)	$6.2	$(2.5)	$8.6	348%

Net earnings for the first half of fiscal year 2010 increased $8.6 million, or 348%, to net income of $6.2 million from a net loss of $(2.5) million reported in the first half of fiscal year 2009. The increase in net income resulted primarily from the increase in operating profit noted above.

Diluted earnings per share generated in the first half of fiscal year 2010 totaled $0.28 representing an increase of $0.40 per diluted share from the $0.12 loss per diluted share reported in the prior year period. Earnings in the first six months of fiscal year 2010 were negatively impacted by $0.05 per diluted share as a result of transaction-related costs that were expensed as incurred and $0.03 per diluted share for incremental costs associated with recording acquired inventory, fixed assets, and definite-lived intangible assets at their estimated fair value in accordance with purchase accounting rules. Earnings in the first half fiscal year 2010 were also negatively impacted by $0.01 per diluted share as a result of the November 2010 restructuring charge. Earnings in the first half fiscal year 2009 were negatively impacted by $0.09 per diluted share as a result of the February 2009 restructuring charge.

Outlook

While the current economic landscape remains challenging, Zep is focused on implementing its strategic initiatives, reducing costs throughout the business and prudently managing its balance sheets. We are committed to transforming the business into a dynamic, market-driven enterprise that delivers superior products and customer service. We believe we have made substantial, permanent improvements to the Company’s cost structure. In the near-term, we will continue to invest in the business, organically as well as inquisitively, while remaining mindful of cost containment.

During fiscal year 2010, we will seek to augment our existing Zep Sales and Service organization through adding experienced sales associates under a recruitment model designed to yield a faster return on investment than those used in previous years. Zep is also working to empower its sales force with new tools that, once fully developed, will help maximize their ability to evaluate pricing and otherwise improve business transactions. Zep is experiencing success in growing its Zep Commercial, Enforcer and private branded product lines with both existing and new retail customers, and announced newly forged relationships with Advance Auto Parts and AutoZone during the first half of its fiscal year 2010. We are continuing with our efforts to introduce the Zep Professional brand to the $8.4 billion distribution market. With the benefit of the Amrep acquisition and their Misty, i-Chem, and private brand product lines, the Company’s distributor sales teams have begun collaborative selling efforts. While we are early in our dealings with our numerous distribution partners, we intend to utilize these relationships to grow our presence within this market. Our Zep Professional product line has been made available to customers of WW Grainger not only through that distributor’s online resources, but also through its catalog and branch network. Approximately 170 Zep Professional and Enforcer branded products were recently made available to customers of WW Grainger. We are also interested in expanding our international business during fiscal year 2010. Specifically, we are focused on driving our core Italian operations, integrating our entire European business, and expanding operations in Europe. Finally, we will leverage our capital structure by pursuing prudent strategic acquisition opportunities that, we believe, will not only broaden our access to markets, but will also accelerate profitable sales growth in our distribution, retail and international markets. We believe the acquisition of Amrep, which is consistent with our previously communicated profitable growth strategy, will broaden our access to key strategic markets and presents numerous synergistic opportunities.

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

Volatility in the commodities markets could have a negative impact on margins and volumes. Further, as the Company is continuing to implement its restructuring initiatives, we anticipate that we will incur additional expenses as we reduce the complexity currently associated with our product and customer portfolio, realign our manufacturing and distribution operations to better serve our customers, exit certain leased properties, and take further actions necessary to streamline and decentralize the business.

All this notwithstanding, we remain encouraged and believe the improvements to our cost structure should enable sequential improvement in EBITDA margins in the remaining quarters of fiscal year 2010. We will continue to aggressively pursue each of the components of our Strategic Plan, and are committed to delivering long-term value to our shareholders as measured by our aforementioned, long-term financial objectives.

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

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results, expectations, or outcomes to differ materially from our historical experience as well as management’s present expectations or projections. These risks and uncertainties include, but are not limited to:

•	customer and supplier relationships and prices;

•	underlying assumptions or expectations related to the spin-off transaction proving to be inaccurate or unrealized;

•	competition;

•	ability to realize anticipated benefits from strategic planning initiatives and timing of benefits, including initiatives and benefits pertaining to acquisitions;

•	market demand; and

•	litigation and other contingent liabilities, such as environmental matters.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2010. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of February 28, 2010. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Except as set forth below, during the three months ended February 28, 2010, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

On January 4, 2010, we completed our acquisition of Amrep. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

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

REGISTRANT
Zep Inc.

DATE: April 7, 2010	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: April 7, 2010	/s/ Mark R. Bachmann
MARK R. BACHMANN
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3.	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 6, 2008, which is incorporated herein by reference.

EXHIBIT 10	(a)	Amendment to Change in Control Agreement and Severance Agreement of John K. Morgan.	Reference is made to Exhibit 10 of registrant’s Form 8-K as filed with the Commission on December 31, 2009, which is incorporated herein by reference.

	(b)	Zep Inc. 2010 Omnibus Incentive Plan.	Reference is made to Exhibit A of registrant’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 as filed with the Commission on November 19, 2009, which is incorporated herein by reference.

	(c)	Agreement and Plan of Merger, dated January 4, 2010, by and among Zep Inc., Project Missouri, Inc., Dawn Chemical Company, MCM Capital Partners L.P., as stockholders representative, and the stockholders of Dawn Chemical Company who executed the Agreement.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on January 5, 2010, which is incorporated herein by reference.

	(d)	Zep Inc. Omnibus Incentive Plan Form of Restricted Stock Award Agreement for Non-Employee Directors.	Filed with the Commission as part of this Form 10-Q.

	(e)	Amendment No. 2 to the Zep Inc. Supplemental Deferred Savings Plan, dated January 8, 2010.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 12		Statement Regarding Computation of Ratios of Earnings to Fixed Charges	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.