Form 10-Q
period 2010-05-31
Zep Inc.
filed 2010-06-28
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Common Stock – $0.01 Par Value – 21,724,922 shares as of June 24, 2010.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Zep Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	MAY 31, 2010	AUGUST 31, 2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,634	$16,651
Accounts receivable, less reserve for doubtful accounts of $3,816 at May 31, 2010 and $4,955 at August 31, 2009	93,453	85,060
Inventories	57,749	39,618
Prepayments and other current assets	6,583	6,772
Deferred income taxes	14,072	7,859

Total Current Assets	184,491	155,960

Property, Plant, and Equipment, at cost:
Land	5,002	3,289
Buildings and leasehold improvements	61,640	56,191
Machinery and equipment	101,035	84,940

Total Property, Plant, and Equipment	167,677	144,420
Less accumulated depreciation and amortization	95,322	89,945

Property, Plant, and Equipment, net	72,355	54,475

Other Assets:
Goodwill	53,541	31,863
Identifiable intangible assets	30,697	77
Deferred income taxes	5,131	5,989
Other long-term assets	1,423	1,254

Total Other Assets	90,792	39,183

Total Assets	$347,638	$249,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,000	$12,000
Accounts payable	49,760	41,062
Accrued compensation	18,730	15,398
Other accrued liabilities	23,556	25,064

Total Current Liabilities	107,046	93,524
Long-term debt, less current maturities	80,650	28,650

Deferred income taxes	14,600	371

Self-insurance reserves, less current portion	6,676	7,262

Other long-term liabilities	19,584	10,546

Commitments and Contingencies (see Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 21,296,482 issued and outstanding at May 31, 2010, and 21,159,127 issued and outstanding at August 31, 2009	212	212
Paid-in capital	83,807	80,034
Retained earnings	23,842	15,061
Accumulated other comprehensive income items	11,221	13,958

Total Stockholders’ Equity	119,082	109,265

Total Liabilities and Stockholders’ Equity	$347,638	$249,618

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED MAY 31,		NINE MONTHS ENDED MAY 31,
	2010	2009	2010	2009
Net Sales	$153,041	$122,961	$407,142	$366,729
Cost of Products Sold	77,489	56,659	201,722	173,895

Gross Profit	75,552	66,302	205,420	192,834
Selling, Distribution, and Administrative Expenses	64,449	57,479	181,966	182,733
Restructuring Charge	1,951	—	2,350	3,009
Acquisition Costs	—	—	1,550	—

Operating Profit	9,152	8,823	19,554	7,092
Other Expense:
Interest expense, net	555	370	1,284	1,372
Loss (gain) on foreign currency transactions	38	(231)	45	981
Miscellaneous (income) expense, net	(69)	10	(90)	29

Total Other Expense	524	149	1,239	2,382

Income before Provision for Income Taxes	8,628	8,674	18,315	4,710
Provision for Income Taxes	3,394	3,267	6,923	1,790

Net Income	$5,234	$5,407	$11,392	$2,920

Earnings Per Share:
Basic Earnings per Share	$0.24	$0.25	$0.52	$0.14

Basic Weighted Average Number of Shares Outstanding	21,324	21,117	21,247	21,033

Diluted Earnings per Share	$0.23	$0.25	$0.51	$0.14

Diluted Weighted Average Number of Shares Outstanding	21,857	21,264	21,716	21,236

Dividends Declared per Share	$0.04	$0.04	$0.12	$0.12

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	NINE MONTHS ENDED MAY 31,
	2010	2009
Cash Provided by (Used for) Operating Activities:
Net income	$11,392	$2,920
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	7,260	5,023
Deferred income taxes	945	(38)
Excess tax benefits from share-based payments	(251)	(971)
Other non-cash charges	3,134	2,238
Change in assets and liabilities:
Accounts receivable	(1,624)	13,585
Inventories	(2,084)	8,575
Prepayments and other current assets	1,019	(4,471)
Accounts payable	69	(10,786)
Accrued compensation and other current liabilities	(3,342)	(10,311)
Self-insurance and other long-term liabilities	(1,247)	963
Other assets	(102)	716

Net Cash Provided by Operating Activities	15,169	7,443

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(7,700)	(5,795)
Acquisition of Amrep, Inc., net of cash acquired	(63,511)	—
Other investing activities	—	121

Net Cash Used for Investing Activities	(71,211)	(5,674)

Cash Provided by (Used for) Financing Activities:
Proceeds from revolving credit facility	129,000	60,100
Repayments of borrowings from revolving credit facility	(89,000)	(68,300)
Proceeds from receivables facility	15,000	—
Employee stock purchase plan issuances	255	549
Excess tax benefit from share-based payments	251	971
Dividend payments	(2,611)	(2,598)

Net Cash Provided by (Used for) Financing Activities	52,895	(9,278)

Effect of Exchange Rate Changes on Cash	(870)	(406)

Net Change in Cash and Cash Equivalents	(4,017)	(7,915)
Cash and Cash Equivalents at Beginning of Period	16,651	14,528

Cash and Cash Equivalents at End of Period	$12,634	$6,613

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS, DISTRIBUTION, AND BASIS OF PRESENTATION

Description of the Business and Distribution

Zep Inc. (“Zep”, “we”, “our”, or the “Company”) is a producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. The common stock of Zep is listed on the New York Stock Exchange under the ticker symbol “ZEP”. Zep’s product portfolio includes, among other products, anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor care, sanitizers, professional grade chemical products for the automotive aftermarket, and pest and weed control products. As of May 31, 2010, Zep served approximately 235,000 customers through a network of distribution centers and warehouses utilizing a base of more than 4,400 unique formulations.

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

The results of operations for the three and nine months ended May 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year, and because of the continued uncertainty of general economic conditions impacting the key end markets in which we participate. More specifically, due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarter of our fiscal year have historically outpaced those generated in the first six months of the fiscal year.

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

2. ACQUISITION OF AMREP, INC.

On January 4, 2010 (the “Closing Date”), Zep acquired Amrep, Inc. (“Amrep”), a specialty chemical formulator and packager focused in the automotive, fleet maintenance, industrial/MRO supply, institutional supply, and motorcycle markets. Amrep was acquired for an initial cash purchase price (the “Closing Purchase Price”) of approximately $64.4 million. In May 2010, Zep received a return of purchase price totaling $0.9 million pursuant to an agreement involving the final determination of Amrep’s Closing Date working capital. The return of cash effectively reduced the purchase price of Amrep to $63.5 million, and was offset against Goodwill within the Company’s Consolidated Balance Sheets. Zep believes the acquisition of Amrep to be an important strategic step in the Company’s efforts to utilize distribution to expand its presence in a number of end markets while minimizing channel conflict through the manufacture of both private branded products and national brands. Borrowings of $49.4 million and $15.0 million were drawn from the Company’s Revolving Credit Facility and Receivables Facility (each are discussed further in Note 4 of the Notes to Consolidated Financial Statements), respectively, in order to finance the initial Closing Purchase Price. The acquisition of Amrep did not impact our compliance with debt covenants, nor does it affect management’s belief that we will be able to meet the liquidity needs of our business over the next 12 months.

The operating results of Amrep have been included in the Company’s consolidated financial statements commencing as of the Closing Date. Under the purchase method of accounting, Zep has made a preliminary allocation of the closing purchase price to Amrep’s net tangible and intangible assets based on their estimated fair values as of the Closing Date. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as Goodwill within the Consolidated Balance Sheets. Goodwill is not deductible for income tax purposes. Management continues to gather additional information about the fair value of Amrep’s acquired assets and liabilities. Accordingly, the allocation of the purchase price presented herein, including amounts recorded as goodwill and intangible assets is preliminary. The allocation may not reflect any final purchase price adjustments made, and could change as the purchase price allocation is finalized. A summary of the preliminary purchase price allocation inclusive of the aforementioned final $0.9 million working capital settlement is as follows:

Cash and cash equivalents	$21
Inventory	16,632
Other current assets	10,049
Property, plant and equipment	16,528
Net deferred tax liabilities	(7,928)
Accrued environmental remediation costs	(12,200)
Other liabilities assumed	(12,776)

Total net tangible assets:	$10,326

Identifiable intangible assets
Customer relationships	23,800
Patents and formulations	5,200
Trademarks	2,300
Goodwill	21,885

Total preliminary estimated purchase price allocation	$63,511

Of the total purchase price, a preliminary estimate of approximately $31.3 million has been allocated to identifiable intangible assets. The value allocated to customer relationships will be amortized on a straight-line basis over a period of 18 years. The value allocated to patents and technology will be amortized on a straight-line basis over a period of 17 years. The Company determined acquired trademarks have an indefinite useful life. The amortization expense associated with acquired definite-lived intangible assets is expected to approximate $1.7 million during each of the next five years.

Net sales reflected in the Consolidated Statements of Operations for the three and nine months ended May 31, 2010 include $29.3 million and $47.1 million, respectively, of sales generated by Amrep subsequent to the acquisition. Income before Provision for Income Taxes reflected in the Consolidated Statements of Operations for the three and nine months ended May 31, 2010 includes $1.7 million and $2.1 million, respectively, of earnings generated by Amrep subsequent to the acquisition. All costs associated with advisory, legal and other due diligence-related services consumed in connection with acquisition-related activity have been expensed as incurred in accordance with purchase accounting rules. These costs are disclosed as Acquisition Costs within our Consolidated Statements of Operations.

The following unaudited pro forma combined results of operations give effect to the acquisition of Amrep as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent Zep’s actual consolidated results of operations or consolidated financial position had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of Zep’s future consolidated results of operations or consolidated financial position. Zep expects to incur costs and realize benefits associated with integrating the operations of Zep and Amrep. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities, nonrecurring charges directly attributable to purchase accounting, or any benefits that may result from operating efficiencies or revenue synergies.

Pro Forma Results of Operations	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Net Sales	$153,041	$149,843	$442,078	$449,702
Net Income (Loss)	$5,436	$1,965	$13,511	$(3,806)
Basic Earnings (Loss) per Share	$0.25	$0.09	$0.64	$(0.18)
Diluted Earnings (Loss) per Share	$0.25	$0.09	$0.62	$(0.18)

Results for the three and nine months ended May 31, 2009 include pre-tax charges totaling $6.2 million and $10.6 million, respectively recorded by Amrep in connection with environmental remediation efforts. A discussion of environmental remediation-related liabilities assumed in the transaction is provided within Note 5 of the Notes to Consolidated Financial Statements.

3. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	May 31, 2010	August 31, 2009
Raw materials and supplies	$16,777	$12,814
Work in process	1,044	448
Finished goods	42,486	28,968

	60,307	42,230
Less: Reserves	(2,558)	(2,612)

	$57,749	$39,618

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

Revolving Credit Facility

As of May 31, 2010, borrowings under the Revolving Credit Facility totaled $73.5 million. The Revolving Credit Facility contains customary covenants regarding the preservation and maintenance of our corporate existence, material compliance with laws, payment of taxes, and maintenance of insurance and of our properties. Further, the Revolving Credit Facility contains financial covenants including a leverage ratio (“Maximum Leverage Ratio”) of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), as such terms are defined in the Revolving Credit Facility agreement, and a minimum interest coverage ratio (“Minimum Interest Coverage Ratio”). These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The Revolving Credit Facility allows for a Maximum Leverage Ratio of 3.25x and a Minimum Interest Coverage Ratio of 2.50x. The Revolving Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest, principal or fees when due, the failure to perform any covenant or agreement, or inaccurate or false representations or warranties under the Revolving Credit Facility, a material adverse change, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events, and judgment defaults. We were in compliance with all debt covenants to which we are subject as of May 31, 2010.

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

We entered into four interest rate swap arrangements during the fourth quarter of fiscal year 2008, effectively swapping the variable interest rate associated with $20.0 million of borrowings made under our Revolving Credit Facility for fixed rates ranging from 3.2% to 3.5%. These interest rate swaps, which matured in June 2010, constitute derivative instruments and are accounted for as cash flow hedges. The objective of these hedges is to manage the variability of interest-related cash flows associated with variable-rate debt subject to these hedge instruments. There has been no ineffectiveness related to the change in fair value of our cash flow hedges since these instruments’ inception. The swap arrangements generated unrealized gains totaling $0.4 million during the first nine months of fiscal year 2010. These unrealized gains have been recorded net of tax within Accumulated Other Comprehensive Income on our Consolidated Balance Sheets. The estimated fair values of our derivative instruments are calculated based on market rates. Our cash flow hedges carried an aggregate fair market value liability of approximately $0.1 million as of May 31, 2010, all of which is expected to affect earnings in June 2010. These instruments are valued using pricing models based upon market observable inputs such as yield curves, and such inputs are classified as Level 2 inputs under relevant fair value authoritative pronouncements. These values reflect estimated termination costs and may be affected by counterparty creditworthiness and market conditions. However, we attempt to minimize such risk exposures for these instruments by limiting the counterparties to large banks and financial institutions that meet established credit guidelines. We do not expect to incur any losses as a result of counterparty default.

As of May 31, 2010, all borrowings under the Revolving Credit Facility have been reflected within Long-term debt, less current maturities on our Consolidated Balance Sheets given our current intent and ability to settle that amount in periods subsequent to May 31, 2011. Under the terms of the Revolving Credit Facility, the Company may refinance all amounts borrowed under its Revolving Credit Facility until 2012. Therefore, the short- and long-term classification of debt on our Consolidated Balance Sheet may fluctuate not only in response to repayment of those amounts, but also concurrent with changes in the Company’s projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the Revolving Credit Facility approximated 0.2% during the first nine months of fiscal year 2010. As of May 31, 2010 we had additional borrowing capacity under the Revolving Credit Facility of $23.3 million, which represents the full amount of the Revolving Credit Facility less the aforementioned borrowings, amounts drawn under our Receivables Facility and outstanding letters of credit totaling $3.2 million that have been issued under the Revolving Credit Facility.

Receivables Facility

As of May 31, 2010, borrowings under the Receivables Facility totaled $15.0 million and net trade accounts receivable pledged as security for borrowings under arrangement totaled $30.0 million. Interest under the Receivables Facility is payable monthly at the LIBOR Index Rate plus an applicable margin ranging from 2.00% to 2.25%. Commitment fees on the Receivables Facility will total 0.35% per annum on unused balances. The Receivables Facility includes customary covenants that restrict our ability to, among other things, sell, assign or create liens or other encumbrances upon or with respect to assets secured by the agreement; enter into consolidations, mergers and transfers of assets; or make certain investments. The Receivables Facility also contains customary events of default for credit facilities of this type (with customary grace periods, as applicable), including, among other things, nonpayment of principal or interest when due. In addition, under the Receivables Facility, an event of default will be deemed to include: (1) a default ratio that exceeds 7.00% on a rolling three month basis, (2) a dilution ratio that exceeds 4.00% on a rolling three month basis, and (3) a delinquency ratio that exceeds 8.50% at the end of four consecutive months. The Receivables Facility also contains a cross-default provision whereby we would be in default should an occurrence of a default or an event of a default result under any other financing arrangement in which we are a debtor or an obligor to debt. This Receivables Facility replaces a similar, one-year securitization instrument that expired in the normal course in October 2008. In connection with the execution of the Loan and Security Agreement, we paid a $100,000 one-time closing fee to Regions Bank on October 14, 2009. O.B. Grayson Hall, Jr., a member of our Board of Directors, was President and Chief Operating Officer of Regions Bank at the time this agreement was executed, and began serving as Chief Executive Officer of Regions Bank effective April 1, 2010. In accordance with Company policy, Mr. Hall abstained from any Board actions pertaining to the origination of the Receivables Facility, which was obtained through a competitive search process. Further, Mr. Hall does not and will not directly manage the Receivables Facility in either his current or future positions with Regions Bank.

5. COMMITMENTS AND CONTINGENCIES

Litigation

Zep is subject to various legal claims arising in the normal course of business. Zep is self-insured up to specified limits for certain types of claims, including product liability, and is fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on the results of operations, financial position, or cash flows of Zep. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on results of operations, financial position, or cash flows of the Company in future periods. Zep establishes reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, the Company cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved. Also, from time to time we may incur expense associated with efforts to enforce our restrictive covenant agreements.

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

In June 2007, we reached a final resolution of the investigation by the United States Department of Justice (the “DOJ”) of certain environmental issues at our primary manufacturing facility located in Atlanta, Georgia. In connection with this resolution, we were subject to a three-year probation period that incorporated a compliance agreement with the United States Environmental Protection Agency (the “EPA”). Under the compliance agreement, we were required to maintain an enhanced compliance program. During June 2010, the Company was released from the EPA compliance agreement and is no longer operating on probationary terms.

We are currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by Zep have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which Zep has been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party either: (1) Zep is one of many other identified generators who have reached an agreement regarding the allocation of costs for cleanup among the various generators and Zep’s potential liability is not material; (2) Zep has been identified as a potential generator and the sites have been remediated by the EPA or by a state for a cost that is not material; or (3) other generators have cleaned up the site and have not pursued a claim against Zep and Zep’s liability, if any, would not be material.

We own and operate property located on Seaboard Industrial Boulevard in Atlanta, Georgia where we have been named as a potentially responsible party. We and the current and former owners of adjoining properties have agreed to share the expected costs and responsibilities of implementing an approved Corrective Action Plan, submitted in 2004, under the Georgia Hazardous Site Response Act (“HSRA”) to periodically monitor property along a nearby stream for a period of five years, which ended in December 2009. Monitoring actions will continue until the Georgia Environmental Protection Division (the “EPD”) notifies the Company that such activities are no longer necessary. Further, we have executed a Consent Order with the EPD covering this remediation. On November 23, 2009, the EPD approved the Corrective Action Plan submitted by the Company to address the subsurface contamination north of Seaboard Industrial Boulevard.

In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with subsurface remediation, primarily to remove contaminants from soil underlying one of our manufacturing facilities, and other related environmental issues. While over approximately the next twenty years Zep could expend an amount ranging up to $10.0 million on these efforts, management’s best estimate of remediation costs continues to be $5.0 million. To date, we have expended approximately $1.8 million of the $5.0 million reserve established in May 2007. Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate. We arrived at the current estimates on the basis of studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Environmental Liabilities Assumed in the Acquisition of Amrep

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

Amrep’s primary manufacturing location in Marietta, Georgia is the only active site involving property which Amrep owns with respect to which Amrep has been named as a potentially responsible party. With regard to this location, Amrep is responsible for the expected costs of implementing an Amended Corrective Action Plan that was submitted in March 2009 under HSRA, the approval of which is still pending. The EPD is reviewing the Amended Corrective Action Plan and will determine whether additional actions are necessary and, if so, for what period of time.

As of May 31, 2010, the liabilities presented within Zep’s Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $11.9 million, which represents Zep’s best estimate of costs associated with the aforementioned Amended Corrective Action Plan, primarily to remediate contaminants in soil and ground water underlying the Marietta manufacturing facility and affected adjacent properties, and other related environmental issues. While over approximately the next twenty years Zep could expend an amount ranging up to $18.0 million on these efforts, management’s best estimate of total remediation costs continues to be $12.0 million. Further sampling, engineering studies, and/or changes in regulatory requirements could cause revision to the current estimate. This $12.0 million estimate was derived on the basis of studies prepared by independent third party environmental consulting firms. To date, we have expended approximately $0.1 million of the $12.0 million reserve established in December 2009. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation designed to address the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Additionally, Amrep previously conducted manufacturing operations at an unrelated property in Georgia that has since been sold. Pursuant to the terms of the sale, Amrep, and therefore Zep, has retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address the sub-surface contamination and, at this time, does not anticipate costs associated with future remediation efforts will be material. As of May 31, 2010, accruals associated with this effort totaled approximately $0.2 million. However, the actual cost of remediation could vary depending upon the results of additional testing and geological studies and the rate at which site conditions may change. Finally, management is preparing a plan to address the sub-surface contamination at a Texas manufacturing location owned by Amrep, and, at this time, does not anticipate the costs associated with future remediation efforts will be material. These estimates could change, however, based upon the response of the Texas Commission on Environmental Quality to that plan.

Guarantees and Indemnities

As further discussed in our Form 10-K, in conjunction with the separation of their businesses (the “Distribution”), Zep and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement. Included in these agreements are certain general indemnifications granted by Zep to Acuity Brands, and by Acuity Brands to Zep, as well as specific limited tax liability indemnifications in the event that the Distribution is deemed to be taxable, or if any of the internal reorganization steps taken to effect the Distribution are not deemed to have been made on a tax-free basis. The Internal Revenue Service has issued a private letter ruling supporting the tax-free status of the spin-off, and Zep continues to conduct its operations in a manner that is compliant with the conditions set forth by that ruling. Further, Zep and Acuity Brands have received an opinion from external counsel supporting the tax-free status of the spin-off. We believe the probability that the Distribution will be deemed taxable is remote, and the estimated fair value to be de minimis. Therefore, we have not recorded any related amounts in our Consolidated Financial Statements.

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

During the first quarter of fiscal year 2009, the Company recorded an additional $1.9 million restructuring charge composed of severance costs. The Company’s fiscal year 2009 employee severance actions are collectively expected to affect approximately 330 employees. In the second quarter of fiscal year 2009, the Company recorded a charge of $1.1 million as it exited two additional facilities, and, in accordance with applicable restructuring guidance, adjusted sub-lease rental income assumptions associated with the above mentioned fiscal year 2008 facility closure. In the fourth quarter of fiscal year 2009, Zep recorded a pretax restructuring charge of $0.4 million for costs associated with employee severance actions and facility consolidation.

In the first quarter of fiscal year 2010, Zep recorded a pretax restructuring charge of $0.4 million primarily for costs associated with facility consolidations. The Company continues to streamline operations and consolidate facilities and recorded a $2.0 million charge pertaining to severance-related restructuring costs during the three months ended May 31, 2010. These employee severance actions are collectively expected to affect approximately 80 employees. The fiscal 2010 changes to our restructuring reserve (included within Accrued compensation and Other accrued liabilities on the Consolidated Balance Sheets) are summarized as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2009	$2,061	$3,212
Restructuring charges recorded during fiscal year 2010	2,019	331
Payments made from accrued restructuring charges	(1,810)	(1,056)

Balance as of May 31, 2010	$2,270	$2,487

7. EARNINGS PER SHARE

On September 1, 2009, the Company retrospectively adopted an accounting pronouncement which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share. For the nine months ended May 31, 2010, the adoption of this guidance effectively reduced basic and diluted earnings per share by $0.02 and $0.01, respectively. The Company’s basic and diluted earnings per share calculation for the three months ended May 31, 2010 were both reduced by $0.01 due the adoption, and the adoption reduced basic earnings per share for the three months ended May 31, 2009 by $0.01 per share.

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

The following table reflects basic and diluted earnings per common share:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Basic earnings per share:
Net income	$5,234	$5,407	$11,392	$2,920
Less: Allocation of earnings and dividends to participating securities	(126)	(37)	(243)	(27)

Net income available to common shareholders—basic	$5,108	$5,370	$11,149	$2,893
Basic weighted average shares outstanding	21,324	21,117	21,247	21,033

Basic earnings per share	$0.24	$0.25	$0.52	$0.14

Diluted earnings per share:
Net income available to common shareholders—basic	$5,108	$5,370	$11,149	$2,893
Add: Undistributed earnings reallocated to unvested shareholders	1	—	3	—

Net income available to common shareholders—diluted	$5,109	$5,370	$11,152	$2,893
Basic weighted average shares outstanding	21,324	21,117	21,247	21,033
Common stock equivalents (stock options and restricted stock)	533	147	469	203

Diluted weighted average shares outstanding	21,857	21,264	21,716	21,236

Diluted earnings per share	$0.23	$0.25	$0.51	$0.14

For both the three month periods ended May 31, 2010 and 2009, we excluded from our earnings per share calculation less than 0.1 million and 1.2 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation. For the nine month periods ended May 31, 2010 and 2009, we excluded from our earnings per share calculation 0.7 million and 1.3 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Net income	$5,234	$5,407	$11,392	$2,920
Foreign currency translation adjustments (net of tax of $0 in all periods)	(2,452)	5,638	(3,012)	(1,562)
Change in unrealized loss on hedges (net of tax of $57 and $167 for the three and nine months ended May 31, 2010, respectively)	94	18	275	(312)

Comprehensive income	$2,876	$11,063	$8,655	$1,046

Foreign currency translation adjustments for the three months and nine months ended May 31, 2010 resulted primarily from the fluctuation of the U.S. Dollar compared with the Canadian Dollar and the Euro.

9. FAIR VALUE DISCLOSURES

Effective September 1, 2008, we adopted ASC 820 “Fair Value Measurements and Disclosures”, which requires disclosures about our assets and liabilities that are measured at fair value. The adoption did not impact the Company’s results of operations or financial condition. We have not applied the provisions of this standard to non-financial assets, such as our property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment. We applied the provisions of this standard to these assets and liabilities beginning September 1, 2009, which did not have a material impact on our results of operations or financial condition.

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

In June 2008, the FASB issued authoritative guidance which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance was effective for the Company on September 1, 2009 and requires all prior-period earnings per share data to be adjusted retrospectively. Certain of the Company’s equity awards are participating securities as defined by this guidance, and the Company has calculated earnings per share presented herein in accordance with the two-class method outlined within the new guidance. The adoption of this guidance is discussed further in Note 7 of the Notes to Consolidated Financial Statements.

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

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Zep as of and for the three and nine months ended May 31, 2010 and 2009. Also, please refer to Zep’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009, filed with the SEC on October 29, 2009, for additional information regarding Zep, including the audited consolidated and combined financial statements of Zep as of and for each of the three years ended August 31, 2009 and the related notes thereto (the “Form 10-K”).

Overview

Company

We are a leading producer, marketer, and service provider of a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer end-markets. Our common stock is listed on the New York Stock Exchange under the ticker symbol “ZEP.” Our product portfolio includes, among other offerings, anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, and pest and weed control products. We intend to continually refresh our product portfolio and service offerings through the introduction of new products and formulations as well as new services to meet the demands of the industry and our customers. We market these products and services under recognized and established brand names, such as Zep®, Zep Commercial®, Zep Professional, Enforcer®, and Selig™, some of which have been in existence for more than 100 years. We reach our customers through an experienced international organization of sales representatives, supported by our research and development and technical services teams, who collectively provide creative solutions for our customers’ diverse cleaning and maintenance needs through their product expertise and customized services that we believe distinguish us from our competitors.

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

Acquisition of Amrep, Inc.

On January 4, 2010, Zep acquired Amrep, Inc. a specialty chemical formulator and packager focused in the automotive, fleet maintenance, industrial/MRO supply, institutional supply, and motorcycle markets. Amrep was acquired for approximately $63.5 million. Amrep’s products are marketed under the recognized and established brand names such as Misty®, Next DimensionTM , Petro®, and i-Chem®. Zep believes the acquisition of Amrep to be an important strategic step in the Company’s efforts to utilize distribution to expand its presence in a number of end markets while minimizing channel conflict through the manufacture of both private branded products and national brands. The integration efforts associated with the Amrep acquisition are in their early stages and the Company remains optimistic about the synergies afforded by the transaction. Borrowings of $49.4 million and $15.0 million were drawn from the Company’s Revolving Credit Facility and Receivables Facility, respectively, in order to finance an initial $64.4 million purchase price that was subsequently reduced by $0.9 million pursuant to an agreement involving the final determination of Amrep’s Closing Date working capital. The acquisition of Amrep did not impact our compliance with debt covenants, nor does it affect management’s belief that we will be able to meet the liquidity needs of our business over the next 12 months. See Note 2 of the Notes to Consolidated Financial Statements for more information regarding this acquisition.

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

Liquidity and Capital Resources

Our principal sources of liquidity are operating cash flows generated primarily from operating activities and various sources of borrowings. Our ability to generate sufficient cash flow from operations and to access certain capital markets, including lending from financial institutions, is necessary for us to fund our operations, to pay dividends, to meet obligations as they become due, and to maintain compliance with covenants contained within our financing agreements. Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, compliance with covenants contained in certain of our financing agreements, and the ability to access capital markets. As of May 31, 2010, we had additional borrowing capacity under our Revolving Credit Facility of $23.3 million. We entered into four interest rate swap arrangements during the fourth quarter of fiscal year 2008 effectively swapping the variable interest rate associated with $20 million of borrowings made under our Revolving Credit Facility for fixed rates ranging from 3.2% to 3.5%. These cash flow hedges matured in June 2010. On October 14, 2009, we entered into a three-year Receivables Facility that allows for borrowings up to $40 million secured by our trade accounts receivable. As of May 31, 2010, we had $15.0 million outstanding under the Receivables Facility with additional borrowing capacity of $15.0 million. We were in compliance with all debt covenants to which we are subject as of May 31, 2010. Based on our current cash on hand, current financing arrangements, and current projections of cash flow from operations, management believes that we will be able to meet the liquidity needs of our current business over the next 12 months. Further detail regarding our debt instruments is provided in the Capitalization section that follows as well as in Note 4 of Notes to Consolidated Financial Statements.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Net cash provided by the Company’s operating activities totaled $15.2 million during the first nine months of fiscal year 2010 compared with $7.4 million in the first nine months the prior fiscal year. The $7.8 million improvement in cash flow generation was driven in part by improvement in year-over-year operating results.

Operating working capital (calculated by adding accounts receivable, net, plus inventories, and subtracting accounts payable) increased by approximately $17.8 million to $101.4 million at May 31, 2010 from $83.6 million at August 31, 2009. As of May 31, 2010, operating working capital included in the Company’s Consolidated Balance Sheets attributable to the recent acquisition of Amrep totaled $19.8 million.

Management believes that investing in assets and programs that will over time increase the return on our invested capital is a key factor in creating stockholder value. We invested $7.7 million and $5.8 million in the first nine months of fiscal year 2010 and 2009, respectively, primarily for building improvements, machinery, equipment, and information technology. We expect to make capital expenditures of approximately $10.0 million to $12.0 million in fiscal year 2010.

Capitalization

On October 19, 2007, we entered into a $100 million unsecured revolving credit facility with a syndicate of commercial banks. On October 14, 2009, we entered into a three-year Loan and Security Agreement with Regions Bank that allows for borrowings up to $40 million secured by our trade accounts receivable. Additionally, we maintain a $7.2 million industrial revenue bond due in 2018. Further detail regarding each of these debt instruments as well as supporting letters of credit, including amounts outstanding under each as of May 31, 2010, is provided within Note 4 of Notes to Consolidated Financial Statements. During January 2010, a shelf registration statement allowing Zep to raise up to an aggregate of $200 million through the sale of equity, debt, and certain other types of securities described in the registration statement, through one or more future offerings, was declared effective by the SEC. The net proceeds from the sale of any securities to be registered thereunder may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital.

Results of Operations

Third Quarter of Fiscal Year 2010 Compared with Third Quarter of Fiscal Year 2009

The following tables set forth information comparing the components of net income for the three months ended May 31, 2010 with the three months ended May 31, 2009.

	Three Months Ended May 31,		Percent Change
(Dollars in millions)	2010	2009
Net Sales	$153.0	$123.0	24.4%
Gross Profit	75.6	66.3	14.0%
Percent of net sales	49.4%	53.9%
Operating Profit	9.2	8.8	3.7%
Percent of net sales	6.0%	7.2%
Income before Provision for Taxes	8.6	8.7	(0.5)%
Percent of net sales	5.6%	7.1%
Net Income	$5.2	$5.4	(3.2)%

Net Sales

Net sales totaled $153.0 million in the third quarter of fiscal year 2010 compared with $123.0 million in the third quarter of fiscal year 2009, representing an increase of $30.1 million or 24.4%. Acquisition-related revenues comprised $29.3 million of the current quarter’s increase in net sales. Excluding volume attributable to acquisition-related revenues, demand experienced within the majority of the Company’s end markets resulted in volume-related sales declines of $2.6 million. Foreign currency translation on international sales and higher selling prices favorably impacted total net sales by $2.5 million and $0.9 million, respectively.

Gross Profit

	Three Months Ended May 31,		Increase (Decrease)	Percent Change
(Dollars in millions)	2010	2009
Net Sales	$153.0	$123.0	$30.1	24.4%
Cost of Products Sold	77.5	56.7	20.8	36.8%
Percent of net sales	50.6%	46.1%
Gross Profit	$75.6	$66.3	$9.3	14.0%
Percent of net sales	49.4%	53.9%

Gross profit increased $9.3 million, or 14%, to $75.6 million in the third quarter of fiscal year 2010 compared with $66.3 million in the third quarter of the prior fiscal year. Gross profit margin of 49.4% recognized in the third quarter of fiscal 2010 decreased approximately 460 basis points from that of the same period in the prior fiscal year. The decline in gross profit margin percentage was attributable to the impact on sales and mix from the consolidation of Amrep’s operations (630 basis points). The increase in basis of Amrep’s acquired finished goods inventory, which was marked up by $0.9 million in accordance with purchase accounting upon the closing of the acquisition also contributed to the decline in gross profit margin. More than half of this acquired inventory was sold during the second fiscal quarter, and the remainder was sold during the third fiscal quarter. Third quarter sales of this inventory reduced gross profit margin and gross profit by 20 basis points and $0.3 million, respectively. The impact on gross profit and gross profit margin of the Amrep acquisition was partially offset by lower comparative raw material costs of approximately $2.7 million or 180 basis points. While the Company has benefited from lower raw material costs in the past year, raw material costs have experienced upward pressure during the second and third quarters of fiscal 2010. To mitigate the impact of rising raw material costs, the Company has announced price increases and continues to evaluate new raw material suppliers.

Operating Profit

	Three Months Ended May 31,		Increase (Decrease)	Percent Change
(Dollars in millions)	2010	2009
Gross Profit	$75.6	$66.3	$9.3	14.0%
Percent of net sales	49.4%	53.9%
Selling, Distribution, and Administrative Expenses	64.4	57.5	7.0	12.1%
Restructuring Charge	2.0	—	2.0	100%
Operating Profit	$9.2	$8.8	$0.3	3.7%
Percent of net sales	6.0%	7.2%

In the third quarter of fiscal 2010, the Company’s selling, distribution, and administrative (“SD&A”) expenses as a percentage of net sales were 460 basis points lower than the prior year third fiscal quarter. This favorable trend is due to the inclusion of Amrep and its impact on Zep’s overall cost structure as well as from previously enacted restructuring initiatives undertaken to reduce the breakeven point of the business. The Company has been able to use its reduced cost structure to further invest in sales and marketing resources, as well as to reinstitute benefit programs and fund employee incentive programs designed to reward performance.

The Company recorded a restructuring charge of $2.0 million during May 2010 related primarily to employee severance costs as the Company continues to consolidate facilities and streamline its business. The Company did not incur restructuring charges during the three month period ended May 31, 2009.

Operating profit increased $0.3 million in the third quarter of fiscal year 2010 to $9.2 million from $8.8 million reported in the third quarter of fiscal year 2009. Operating profit margins were 6.0% in the third quarter of fiscal year 2010 compared with 7.2% in the comparative year-ago period.

Income before Provision for Taxes

	Three Months Ended May 31,		Increase (Decrease)		Percent Change
(Dollars in millions)	2010	2009
Operating Profit	$9.2	$8.8		$0.3	3.7%
Percent of net sales	6.0%	7.2%
Other Expense
Interest expense, net	0.6	0.4		0.2	50.0%
Loss on foreign currency transactions	—	(0.2)		0.3	116%
Miscellaneous (income) expense, net	(0.1)	—		(0.1)	(790)%
Total Other Expense	0.5	0.1		0.4	252%
Income before Provision for Taxes	$8.6	$8.7	$	(—)	(0.5)%
Percent of net sales	5.6%	7.1%

Total other expenses remained materially consistent with that of the comparative prior year period.

Provision for Taxes and Net Income

	Three Months Ended May 31,		Increase (Decrease)		Percent Change
(Dollars in millions)	2010	2009
Income before Provision for Income Taxes	$8.6	$8.7	$	(—)	(0.5)%
Percent of net sales	5.6%	7.1%
Provision for Income Taxes	3.4	3.3		0.1	3.9%
Effective tax rate	39.3%	37.7%
Net Income	$5.2	$5.4		$(0.2)	(3.2)%

Net income of $5.2 million for the third quarter of fiscal year 2010 remained consistent with that of the comparative prior year period. The effective tax rates for the third quarters of fiscal years 2010 and 2009 were 39.3% and 37.7%, respectively.

Diluted earnings per share generated in the three months ended May 31, 2010 totaled $0.23, which is a per share decrease of $0.02 compared with the $0.25 earnings per diluted share reported in the prior year period. Earnings in the third fiscal quarter of 2010 were negatively impacted by $0.06 per diluted share resulting from a restructuring charge and by $0.01 per diluted share due resulting from incremental costs associated with recording acquired inventory at estimated fair value in accordance with purchase accounting rules. Neither restructuring nor acquisition-related charges were recorded during the three months ended May 31, 2009.

Nine Months of Fiscal 2010 Compared with Nine Months of Fiscal 2009

The following table sets forth information comparing the components of net income for the nine months ended May 31, 2010 with the nine months ended May 31, 2009.

	Nine Months Ended May 31,		Percent Change
(Dollars in millions)	2010	2009
Net Sales	$407.1	$366.7	11.0%
Gross Profit	205.4	192.8	6.5%
Percent of net sales	50.5%	52.6%
Operating Profit	19.6	7.1	176%
Percent of net sales	4.8%	1.9%
Income before Provision for Taxes	18.3	4.7	289%
Percent of net sales	4.5%	1.3%
Net Income	$11.4	$2.9	290%

Net Sales

Net sales were $407.1 million in the nine months ended May 31, 2010 compared with $366.7 million in the prior year-to-date period, representing an increase of $40.4 million or 11.0%. Revenues generated from the Amrep acquisition completed in January 2010 comprised $47.1 million of the Company’s year-to-date sales. While the Company has experienced year-over-year volume growth in sales to customers accessed through the retail channel, excluding volume attributable to acquisition-related revenues, softness in demand experienced within the majority of the Company’s institutional and industrial end markets resulted in overall volume-related sales declines of $16.5 million. Foreign currency translation on international sales and higher selling prices favorably impacted total net sales by $7.9 million and $2.0 million, respectively. During the first quarter of the fiscal year, the Company renegotiated the terms of the Company’s contract with its licensee in France. Terms of the new contract are favorable to Zep. Separately, the Company executed a release agreement with its licensee in France that addressed historical business transactions. Zep received a one-time, $1.1 million payment pursuant to this release agreement, all of which was recognized in net sales during the first quarter of fiscal year 2010.

Gross Profit

	Nine Months Ended May 31,		Increase (Decrease)	Percent Change
(Dollars in millions)	2010	2009
Net Sales	$407.1	$366.7	$40.4	11.0%
Cost of Products Sold	201.7	173.9	27.8	16.0%
Percent of net sales	49.5%	47.4%
Gross Profit	$205.4	$192.8	$12.6	6.5%
Percent of net sales	50.5%	52.6%

Gross profit increased $12.6 million, or 6.5%, to $205.4 million in the first nine months of fiscal year 2010 compared with $192.8 million in the comparative year-ago period. Gross profit margin of 50.5% in the current year-to-date period decreased approximately 200 basis points from same period in the prior year. The decline in gross profit margin percentage was primarily attributable to the impact on sales and product mix resulting from the Amrep acquisition (380 basis points) and higher manufacturing costs (40 basis points). Of the margin impact attributable to channel mix, 20 basis points resulted from the step up in acquired finished goods inventory basis recorded pursuant to purchase accounting rules. The impact on gross profits of channel mix and higher manufacturing costs was partially offset by lower comparative raw material costs of approximately $9.1 million or approximately 220 basis points.

Operating Profit

	Nine Months Ended May 31,		Increase (Decrease)	Percent Change
(Dollars in millions)	2010	2009
Gross Profit	$205.4	$192.8	$12.6	6.5%
Percent of net sales	50.5%	52.6%
Selling, Distribution, and Administrative Expenses	182.0	182.7	(0.8)	(0.4)%
Acquisition Costs	1.6	—	1.6	100%
Restructuring Charge	2.4	3.0	(0.7)	(21.9)%
Operating Profit	$19.6	$7.1	$12.5	176%
Percent of net sales	4.8%	1.9%

Selling, distribution, and administrative expenses in the first nine months of fiscal year 2010 compared with the same period year period declined by an aggregate of $0.8 million. SD&A as a percentage of net sales has improved approximately 510 basis points during this comparative period. The decline is due in part to the Company’s on-going enterprise-wide cost containment initiative during the first nine months of fiscal year 2010, and the impact of acquisition activity on sales and product mix. The Company’s cost containment initiatives have been focused upon reducing a variety of administrative expenses including, but not limited to, those pertaining to facility costs, sales support, telecommunications, travel, and professional services.

Acquisition costs associated with advisory, legal and other due diligence-related services consumed in connection with the acquisition of Amrep have been expensed as incurred in accordance with purchase accounting rules and totaled $1.6 million during the nine months ended May 31, 2010. Restructuring charges related to facility consolidations and severances declined by $0.7 million in the current year-to-date period from the first nine months of fiscal year 2009.

Operating profit increased $12.5 million, or 176%, in the first nine months of fiscal year 2010 to $19.6 million from $7.1 million reported in the first nine months of fiscal year 2009. Operating profit margins were 4.8% in the first nine months of fiscal year 2010 compared with 1.9% in the comparative year-ago period.

Income before Provision for Taxes

	Nine Months Ended May 31,		Increase (Decrease)	Percent Change
(Dollars in millions)	2010	2009
Operating Profit	$19.6	$7.1	$12.5	176%
Percent of net sales	4.8%	1.9%
Other Expense
Interest expense, net	1.3	1.4	(0.1)	(6.4)%
Loss on foreign currency transactions	—	1.0	(0.9)	(95.4)%
Miscellaneous (income) expense	(0.1)	—	(0.1)	(410)%
Total Other Expense	1.2	2.4	(1.1)	(48.0)%
Income before Provision for Taxes	$18.3	$4.7	$13.6	289%
Percent of net sales	4.5%	1.3%

Other expenses decreased $1.1 million from the first nine months of fiscal year 2010. Zep recorded a $1.0 million loss on transactions denominated in foreign currencies during the first nine months of fiscal year 2009.

Provision for Taxes and Net Income

	Nine Months Ended May 31,		Increase (Decrease)	Percent Change
(Dollars in millions)	2010	2009
Income before Provision for Income Taxes	$18.3	$4.7	$13.6	289%
Percent of net sales	4.5%	1.3%
Provision for Income Taxes	6.9	1.8	5.1	287%
Effective tax rate	37.8%	38.0%
Net Income	$11.4	$2.9	$8.5	290%

Net income for the first nine months of fiscal year 2010 increased $8.5 million, or 290%, to $11.4 million from $2.9 million reported in the first nine months of fiscal year 2009. The increase in net income resulted primarily from the previously discussed increase in operating profit. Our effective tax rate is anticipated to range between 37.5% and 38.5% for fiscal year 2010, similar to our effective tax rate for fiscal year 2009.

Diluted earnings per share generated in the first nine months of fiscal year 2010 totaled $0.51, which is a per share increase of $0.37 from the $0.14 of earnings per diluted share reported in the same prior year period. Earnings in the nine months of fiscal year 2010 were negatively impacted by $0.04 per diluted share as a result of transaction-related costs that were expensed as incurred, and by $0.02 per diluted share due to incremental costs associated with recording acquired inventory at estimated fair value in accordance with purchase accounting rules. Earnings in the first nine months of fiscal year 2010 were also negatively impacted by $0.07 per diluted share as a result of restructuring charges recorded during the period. Earnings in the first nine months of fiscal year 2009 were negatively impacted by $0.09 per diluted share as a result of restructuring charges recorded during that period.

Outlook

While the current economic landscape remains challenging, Zep is focused on implementing its strategic initiatives, containing costs throughout the business and prudently managing its balance sheet. We are committed to transforming the business into a dynamic, market-driven enterprise that delivers superior products and customer service. Importantly, we believe we have made substantial improvements to the Company’s cost structure. In the near term, we will continue to invest in the business, organically as well as acquisitively, while remaining mindful of our cost structure.

During fiscal year 2010, we are augmenting our existing Zep Sales and Service organization by adding experienced sales associates under a recruitment model designed to yield a faster return on investment than those used historically. Zep is also working to empower its sales force with new tools that, once fully developed, will help maximize their ability to evaluate pricing and otherwise improve business transactions. Zep is experiencing success in growing its Zep Commercial, Enforcer and private branded product lines with both existing and new retail customers, and announced newly forged relationships with Advance Auto Parts and AutoZone during the first half of its fiscal year 2010. In conjunction with the integration of Amrep, we have combined all distributor sales and support organizations and are leveraging our established brands, which include Zep Professional, Misty, and i-Chem as well as private brand product lines, to penetrate the $8.4 billion distribution market. We are also interested in expanding our international business during fiscal year 2010. Specifically, we are focused on driving our core Italian operations, integrating our entire European business, and expanding operations in Europe.

Finally, we will leverage our capital structure by pursuing prudent strategic acquisition opportunities that, we believe, will not only broaden our access to markets, but will also accelerate profitable sales growth in our distribution, retail and international markets. We believe the acquisition of Amrep, which was consistent with our previously communicated profitable growth strategy, will broaden our access to key strategic markets and presents numerous synergistic opportunities.

We face potential execution risk with respect to accomplishing our strategic initiatives. We believe we are operating in a new economic reality following the recent, broad economic downturn, and the full impact on our customers is not yet known. Economists are predicting that the effects of this recession could be felt for many months to come. We intend to continue managing the business in a way that is not predicated upon a near-term recovery. As volume growth returns, we expect to realize significant financial leverage due to our efforts to improve productivity and streamline the business.

Volatility in the commodities markets could have a negative impact on margins and volumes. Further, as the Company is continuing to implement its restructuring initiatives, we anticipate that we will incur additional expenses as we reduce the complexity currently associated with our product and customer portfolio, realign our manufacturing and distribution operations to better serve our customers, exit certain leased properties, and take further actions necessary to streamline and decentralize the business. All this notwithstanding, we remain encouraged and believe the improvements to our cost structure should enable improvement in future EBITDA margins. We will continue to aggressively pursue each of the components of our Strategic Plan, and are committed to delivering long-term value to our shareholders as measured by our aforementioned, long-term financial objectives.

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

Zep is exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due primarily to fluctuation in both interest rates and foreign exchange rates. There have been no material changes to our exposure from market risks from those disclosed in Part II, Item 7A. within our Annual Report on Form 10-K for the year ended August 31, 2009.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2010. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2010. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Except as set forth below, during the three months ended May 31, 2010, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

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

REGISTRANT
Zep Inc.

DATE: June 28, 2010	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: June 28, 2010	/s/ Mark R. Bachmann
MARK R. BACHMANN
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3.	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 6, 2008, which is incorporated herein by reference.

EXHIBIT 12		Statement Regarding Computation of Ratios of Earnings to Fixed Charges	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

EXHIBIT 31	(a)	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.

	(b)	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with the Commission as part of this Form 10-Q.