Form 10-K
period 2010-08-31
Zep Inc.
filed 2010-11-08
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended August 31, 2010.

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s common stock of $22.09 as quoted on the New York Stock Exchange on February 26, 2010, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $227,535,195.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 21,753,556 as of November 5, 2010.

Documents Incorporated by Reference

Location in Form 10K	Incorporated Document
Part III	Proxy Statement for January 6, 2011 Annual Meeting of Stockholders

Zep Inc.

PART I

Item 1. Business

Our Business

Zep Inc. is a leading provider of cleaning and maintenance chemicals and related products and services. We market our products and services under well recognized brand names, some of which have been in existence since we were founded in 1937. For the fiscal year ended August 31, 2010, we generated net sales of $568.5 million and net income of $13.5 million. We sell our products to more than 200,000 customers, which are located primarily in the United States (80% of fiscal 2010 net sales), Canada (11% of fiscal 2010 net sales), and Europe (9% of fiscal 2010 net sales). We became an independent, publicly owned company in 2007 after having been spun-off by our former parent company. Our common stock is listed on the New York Stock Exchange under the ticker symbol “ZEP.”

We believe that the applicable market for our products and services in the United States is approximately $19 billion. The market consists of three different types of end-users. The largest category of end-users is professional maintenance and cleaning personnel who buy products from business-to-business supply distributors. We believe this type of end-user represents approximately 44% of the U.S. market. The next largest category, representing approximately 35% of the U.S. market, is the occasional purchaser of cleaning and maintenance chemicals who sources products at retail establishments. The third type of end-user purchases cleaning and maintenance chemicals directly from a salesperson who represents the manufacturer. This portion of the market represents the remaining approximately 21% of the U.S. market and consists of end users seeking specific specialty chemicals from a highly trained, technical sales organization.

Our goal is to sell our products and services in each type of channel. Accordingly, we market our products and services in the following ways:

•

Our distributor sales organization markets our products to large national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. The customers using our distributor sales organization’s branded and private label products include W.W. Grainger Inc.; HD Supply; Lagasse, Inc.; Fastenal Company; TripleS; Am San; Toyota Motor Sales USA, Inc.; Nissan North America, Inc.; Subaru of America, Inc. and Kia Motors America, Inc.

•

Our retail sales organization markets our products to contractors, small business owners and homeowners through retailers such as home-improvement stores, hardware stores, discount stores and auto parts stores. We believe that we are the largest supplier of industrial-strength cleaning chemicals to The Home Depot, which is our largest single customer.

•

Through our sales and service organization, we provide convenient, highly effective cleaning and maintenance solutions to customers that include commercial, industrial, institutional and governmental end-users, ranging in size from small sole proprietorships to the United States federal government. Our sales and service organization maintains a particular focus on meeting the needs of customers in the transportation, food processing, industrial manufacturing, and food service industries. We provide value-added services to the customers of our sales and service organization on application uses, safety aspects, product selection, specific formulations, inventory management, customer employee training and equipment, including dispensers. We believe that the services we offer often reduce the total cost of our customers’ cleaning and maintenance needs. Accordingly, we believe that the customers of our direct sales organization benefit from a more effective solution that is superior to many of our competitors’ offerings. We are a leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel.

A summary of our product offerings, our representative brands, including selected licensed brands, and the customers we serve through each of our sales organizations is provided in the following table:

END MARKET	PRODUCTS OFFERED	BRANDS	CUSTOMERS
Commercial, Industrial and Institutional Sales Channel:
Transportation •Vehicle Wash •Vehicle Maintenance	Interior and exterior vehicle cleaning products and equipment, solvents, degreasers, parts washers, lubricants, and hand care products	•Zep, Selig •ArmorAll •Niagara	Automotive repair facilities, car washes, car dealers, airlines and fixed base operators, public transport organizations, car rental facilities, truck-fleet operators, railroads, and construction companies

Food •Processing •Service	Cleaners and sanitizers, kitchen cleaners, deodorizers, hand care products, and dispensing equipment	•Zep, Enforcer •Private label	Farms, meat processing facilities, bakeries, grocery stores, and full and quick-serve restaurants

Industrial •Manufacturing •Construction	Cleaners, degreasers, solvents, parts washers, lubricants, and hand care products	•Zep, Selig •Enforcer	Professional maintenance and engineering staff in manufacturing, pharmaceutical, construction and mining industries

Government	Cleaners, degreasers, floor care, hand care products, deodorizers, and dispensing equipment	•Zep, Selig	Federal, state and local government agencies, including cities, school districts, military, and police and fire departments

Institutional •Hospitality •Healthcare	Floor care, laundry systems, bathroom care, glass care, deodorizers, hand care products, and other janitorial products	•Zep, Selig •Enforcer	Hotels, hospitals, convention centers and other facilities that use janitorial housekeeping products

Retail Sales Channel:

Small business owners, contractors, and homeowners	Cleaners, degreasers, floor care, bathroom care, glass care, drain care, pressure wash products, and pest control products	•Zep Commercial •Enforcer •RedMax Pro •Rubbermaid	Home improvement and hardware stores

Vehicle do-it-yourselfers	Cleaners, degreasers, upholstery care, glass care, headlight care, pressure wash products and hand soap.	•Zep Commercial •Original Bike Spirits •Private label	Auto parts stores

Farm and Stable	Pest control and air care products for cattle and horse stables	•Country Vet •Enforcer	Specialty feed and supply retailers

Distribution Sales Channel:

Professional maintenance and engineering staff	Cleaners, degreasers, floor care, hand care products, deodorizers, lubricants, specialty chemical and dispensing equipment	•Zep Professional •Zep Commercial •Enforcer •Microbemax •Misty •TimeMist •i-Chem •TimeWick •Private label	Large national business- to-business supply stores

Professional janitorial and sanitation staff	Floor care, laundry systems, bathroom care, glass care, deodorizers, hand care products, and other janitorial products	•Misty •Zep Professional •Zep Commercial •Microbemax •TimeMist •TimeWick •Enforcer •Private label	Large national business- to-business supply stores

Automobile dealers	Cleaners, degreasers, upholstery care, glass care, headlight care, pressure wash products, vehicle wash and hand soap	•Zep Professional •i-Chem •Next Dimension •OEM private brands	Automobile manufacturers

Our Strategy

Our strategy is to become a leading provider of innovative, environmentally sustainable cleaning and maintenance solutions for commercial and industrial end users. We seek to achieve financial performance in the top quartile of our peer group of companies, certain of which are listed within the description of our competitors that follows this section, by growing our share with existing and new customers and expanding our margins. To achieve this financial performance, we intend to

•	Profitably grow the sales and service business;

•	Serve “pro” customers through a broad retail base;

•	Grow sales with new and existing distributors;

•	Build upon existing European capabilities; and

•	Expand through selected acquisitions.

During the past three years, we streamlined our historical product offering by approximately 50%, allowing our direct sales organization to focus on its most profitable products; we reduced our branch network from 42 locations to the 17 locations we believe are the best positioned to serve our customers; and we reduced non-sales headcount by approximately 10%. These changes allowed us to increase our cash flows and to reduce our debt by 53% before we began pursuing acquisitive growth opportunities. More importantly, we have reduced the breakeven point of our direct-sales business by almost one-third.

During this period, we also augmented our direct-sales organization by adding experienced sales reps under a recruitment model designed to yield a faster return-on-investment than our historic model, and supplied our direct-sales organization with price optimization tools. We also grew our Zep Commercial and private branded product lines with both existing and new retail customers. During fiscal 2010, we entered into new relationships with Advance Auto Parts, Inc. and AutoZone, Inc.

We began to implement our acquisition strategy in fiscal 2010. In January 2010, we acquired Amrep, Inc., a leader in maintenance chemicals for the automotive aftermarket as well as the janitorial market sold through distributors. In September 2010, we acquired certain assets and liabilities from Waterbury Companies, Inc., including certain air-care brands. These two acquisitions gave us a strong presence in the industrial distribution market, and strengthened our position in the retail market. The acquisition of Amrep also allowed us to consolidate further our manufacturing operations. In October 2010, we acquired the assets of Niagara National, LLC, which complements the strength of our direct-sales organization in the vehicle-wash market, specifically in the truck and fleet washing equipment markets.

Our Competition

The market for cleaning and maintenance chemicals and related services is highly competitive. Overall, competition is fragmented in the commercial, industrial, and institutional end-markets, with numerous local and regional operators selling directly to customers, distributors, and a few national competitors. Many of these competitors offer products in some, but not all, of the markets we serve. Competition is based primarily on brand name recognition, price, product quality, and customer service. Competitors in the commercial, industrial, and institutional end-market include but are not limited to Ecolab Inc., Diversey, Inc., Arch Chemicals, Inc., RPM International, Inc., NCH Corporation, Rochester Midland Corporation, The Claire Manufacturing Company, and State Chemical Manufacturing Company. Many companies compete within the broader retail market for cleaning chemical products, including but not limited to Church & Dwight Co., Inc., Procter and Gamble, WD-40 Company, Reckitt Benckiser plc, S.C. Johnson & Sons, Inc., Sunshine Makers, Inc., and The Clorox Company. We also compete in the home improvement channel with pest control companies such as Bayer, A.G., Spectrum Brands, Inc., and The Scott’s Company. Competitors in the automotive original equipment aftermarkets include Excelda Manufacturing, CRC Industries, Inc., Ashland Inc., and Technical Chemical Company. Furthermore, barriers to entry and expansion in the industry are low, which may lead to additional competitive pressure in the future. In the industrial and institutional direct-sales market channel, we believe we are one of the top four market leaders, which together hold slightly less than approximately 30% of the total market share.

Seasonality and Cyclicality

Our business exhibits some seasonality, with net sales being affected by weather and the annual budget cycles of major customers. Historically, due to this seasonality and the number of available selling days, the second half of our fiscal year is much stronger in terms of sales, earnings, and cash flow than the first half.

In addition, our net sales are dependent on economic conditions in the retail, wholesale and industrial markets. We believe that demand for our products generally correlates with GDP growth. Furthermore, we believe that demand for our products correlates positively to seasonally adjusted manufacturing employment, overall employment levels and, to some degree, new motor vehicle sales. Therefore, economic downturns generally have an adverse effect on our net sales and operating income. The adverse effect of downturns may be mitigated to some extent in health-driven, sophisticated markets, such as North America and Europe, by customer expectations and health and safety regulations that require increased frequency of use of cleaning products. Health and safety regulations are also shrinking the pool of available chemicals. Together, these trends are driving demand and development of improved product formulations and application methods.

Our Products

We produce a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer customers. Our product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-

control products, air-care products and delivery systems and a wide variety of automotive maintenance chemicals. We currently have more than 4,000 unique formulations that are used in manufacturing products for our customers. We own or have licenses to use various domestic and foreign patents and trademarks related to our formulations and products, processes, and businesses. These intellectual property rights, particularly our trademarks and formulations relating to our products, are important to our business.

We employ a staff of chemists and technical support personnel who develop new products and support both our sales representatives and customers. We also license new products and technologies from third parties and engage others to assist with product development. As a result, we continually refresh our product portfolio and service offerings through the introduction of new products and formulations, the incorporation of proven technologies into new applications and the introduction of new services to meet the demands of the industry and our customers. The development of environmentally preferable products based on renewable and environmentally preferred raw materials is a principal focus of our product development efforts. We are expanding our GreenLink™ product line and introducing products for the automotive market under the EnviroEdge™ name. We recently launched the Provisions™ food service cleaning product line, which is composed of biodegradable detergents and cleansers ideally suited for the growing food segment.

Manufacturing

We manufacture our products at eight facilities located in the United States, Canada, the Netherlands and Italy. The five United States facilities produce approximately 90% of our manufactured product. Certain finished goods purchased from contract manufacturers and finished goods suppliers supplement the products that we manufacture. Sales of finished products manufactured for us by third party suppliers currently account for approximately 20% of our net sales volume. Outsourced product is predominately manufactured in the United States.

The key raw materials we use in our chemical products, which account for most of our revenue, are surfactants, polymers and resins, fragrances, water, solvents and other petroleum-based materials, and packaging materials. Many of the raw materials we use are petroleum-based and, therefore, are subject to the availability and price of oil or its derivatives. We purchase most chemical raw materials on the open market. Although we do not currently engage in any commodity hedging transactions for raw materials, we have committed and expect to continue to commit to purchase certain materials for specified periods of time. Furthermore, we constantly monitor and investigate alternative suppliers and materials based on numerous attributes including quality, service, and price. Accordingly, the cost of products sold may be affected by changes in the market price of raw materials or the sourcing of finished goods. Due to the mix of purchases (raw materials, components parts and finished goods), timing of price increases and other economic and competitive forces within the supply chain, it is not possible to determine the financial impact of future changes in the market price of these raw materials.

Products sold to commercial, industrial and institutional end-markets are shipped from approximately 20 strategically located branch warehouses throughout North America and Europe, which are supplied directly from our production facilities, and by one large distribution center in Atlanta, Georgia. Products sold to home improvement retailers are distributed nationwide from another facility located in Georgia. We also utilize warehouses maintained by third-party logistics companies in our distribution network. Our products are primarily delivered through common and local carriers.

Environmental Regulation

Our operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air, soil and water as well as the use, handling, storage and disposal of these materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as well as analogous state, local and foreign laws. Compliance with these environmental laws is a major consideration for us because we use hazardous materials in some of our manufacturing processes. In addition, because we are a generator of hazardous waste, we, along with any other person who disposes of or arranges for the disposal of our waste, may be subject to financial exposure for costs associated with an investigation and any remediation of sites at which we have disposed or arranged for the disposal of hazardous waste if those sites become contaminated, even if we fully complied with applicable environmental laws at the time of disposal. Furthermore, process wastewater from our manufacturing operations is discharged to various types of wastewater management systems. We may incur significant costs relating to contamination that may have been, or is currently being, caused by this practice. We are also subject to numerous federal, state, local and foreign laws that regulate the manufacture, storage, distribution and labeling of many of our products, including some of our disinfecting, sanitizing and antimicrobial products. Some of these laws require us to have operating permits for our production facilities, warehouse facilities and operations. We may not have some of these permits or some of the permits that we do have may not be current. In the event of a violation of these laws, we may be liable for damages and the costs of remedial actions and may also be subject to revocation, non-renewal or modification of our operating and discharge permits, and revocation of product registrations. Any revocation, non-renewal or modification may require us to cease or limit the manufacture and sale of products at one or more of our facilities and may have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, legislation or regulations restricting emissions of greenhouse gases and our need to comply with such legislation or regulations could affect our business, financial condition, results of operation or cash flows. Environmental laws may also become more stringent over time, which could increase our compliance costs.

The environmental regulations we believe are most significant to us are summarized below:

Toxic Substances

We are subject to various federal, state, local and foreign laws and regulations governing the production, transport and import of industrial chemicals. Notably, the Toxic Substances Control Act gives the U.S. Environmental Protection Agency (“EPA”), the authority to track, test and/or ban chemicals that may pose an environmental or human-health hazard. We are required to comply with certification, testing, labeling and transportation requirements associated with regulated chemicals. To date, compliance with these laws and regulations has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

Pesticide Regulation

Some of our facilities are subject to various federal, state, local and foreign laws and regulations governing the manufacture and/or use of pesticides. We manufacture and sell certain disinfecting and sanitizing products that kill micro-organisms, such as bacteria, viruses and fungi. These products are considered “pesticides” or “antimicrobial pesticides” and, in the United States, are governed primarily by the Federal Insecticide, Fungicide and Rodenticide Act, as amended by the Food Quality Protection Act of 1996 (“FIFRA”). To register these products, we must meet various efficacy, toxicity and labeling requirements and must pay initial and ongoing registration fees. In addition, some states or foreign jurisdictions may impose taxes on sales of pesticides. Although the cost of maintaining and delays associated with pesticide registration have increased in recent years, compliance with the various laws and regulations governing the manufacture and sale of pesticides has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

Ingredient Regulation

Numerous federal, state, local and foreign laws and regulations relate to the sale of products containing ingredients that may impact human health and the environment. Specifically, the State of California has enacted Proposition 65, which requires us to disclose specified listed ingredient chemicals on the labels of our products. To date, compliance with these laws and regulations has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

Other Environmental Regulation

Many of our facilities are subject to various federal, state, local or foreign laws and regulations governing the discharge, transportation, use, handling, storage and disposal of hazardous substances. In the United States, these statutes include the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act as well as analogous state laws. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, including the Emergency Planning and Community Right-to-Know Act, which impose reporting requirements when toxic substances are released into the environment. In Europe, we are subject to portions of the compliance obligations under the EU European Community Directive “Registration, Evaluation, Authorization, and Restriction of Chemicals” (EU Directive No. 2006/1907). The directive imposes several requirements related to the identification and management of risks related to chemical substances manufactured or marketed in Europe. Our compliance obligations are mostly associated with the use of chemicals versus manufacture. Each year we make various capital investments and expenditures necessary to comply with applicable laws and regulations. To date, these investments and expenditures have not had a material adverse effect on our business, financial condition, results of operations or cash flows.

Environmental Remediation and Proceedings

We may be jointly and severally liable under CERCLA or its state, local or foreign equivalents for the costs of environmental contamination on or from our properties and at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous waste. Generally, CERCLA imposes joint and several liability on each potentially responsible party (“PRP”) that actually contributed hazardous waste to a site. Customarily, PRPs will work with the EPA to agree on and implement a plan for site investigation and remediation. Based on our experience with these environmental proceedings and, our estimate of the contribution to be made by other PRPs with the financial ability to pay their shares, we believe that our share of the costs at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition to the liabilities imposed by CERCLA or its state, local or foreign equivalents, we may be liable for costs of investigation and remediation of environmental contamination on or from our current or former properties or at off-site locations under numerous other federal, state, local and foreign laws. Our operations involve the handling, transportation and use of numerous hazardous substances. We are aware that there is or may be soil or groundwater contamination at some of our facilities resulting from past or current operations and practices. Based on available information, we believe that the costs to investigate and remediate known contamination at these sites will not have a material adverse effect on our results of operations.

Environmental Permits and Licensing

In the ordinary course of our business, we are continually subject to environmental inspections and monitoring by governmental enforcement authorities. In addition, our production facilities, warehouse facilities and operations require operating permits that are subject to renewal, modification and, in specified circumstances, revocation. While we believe that we are currently in material compliance with existing permit and licensing requirements, we may not be in compliance with all permit or licensing requirements at some of our facilities. Based on available information, we believe that costs associated with any failure to satisfy our permit and licensing obligations will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Product Registration and Compliance

In addition to our pesticides, which are required to be registered in the U.S. pursuant to FIFRA and in other countries pursuant to comparable foreign regulations, various federal, state, local and foreign laws and regulations regulate some of our products and require us to register our products and to comply with specified requirements. In the United States, we must register our sanitizing and disinfecting products with the EPA. When we register these products, we must also submit to the EPA information regarding the chemistry, toxicology and efficacy for the agency’s review. Data must be consistent with the desired claims stated on the product label. In addition, each state where these products are sold requires registration and payment of a fee.

We are also subject to various federal, state, local and foreign laws and regulations that regulate products manufactured and sold by us for controlling microbial growth on humans, animals and processed foods. In the United States, these requirements are generally administered by the U.S. Food and Drug Administration, (“FDA”). The FDA regulates the manufacture and sale of food, drugs and cosmetics, which includes antibacterial soaps, hand sanitizers and products used in food preparation establishments. The FDA requires companies to register antibacterial hand-care products and imposes specific criteria that the products must meet in order to be marketed for these regulated uses. Before we are able to advertise our product as an antibacterial soap, a hand sanitizer or a food-related product, we must generate, and maintain in our possession, information about the product that is consistent with the appropriate FDA monograph. FDA monographs dictate the necessary requirements for various product types such as antimicrobial hand soaps. In addition, the FDA regulates the labeling of these products. If the FDA determines that any of our products do not meet its standards for an antibacterial product, we will not be able to market the product as an antibacterial product. Similar product registration regulations and compliance programs exist in many other countries where we operate. To date, the cost of complying with product registration and compliance has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

Employees

As of August 31, 2010, we had approximately 2,350 employees, including 1,750 in the United States, 240 in Canada, and 360 in Europe. Of our approximately 2,350 employees, we estimate that 200 were members of five unions in the United States and Europe. Certain of our employees are covered by collective bargaining agreements, which renew periodically. The collective bargaining agreement covering certain employees at our manufacturing facility on Seaboard Industrial Boulevard as well as our primary distribution center in Atlanta, Georgia is scheduled for renewal in fiscal year 2011.

International Operations

See Note 12: Geographic Distribution of Operations of Notes to Consolidated and Combined Financial Statements for information regarding the geographic distribution of net sales, operating profit, and long-lived assets.

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

We have adopted a written Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including its principal executive officer and senior financial officers. The Code of Ethics and Business Conduct and our Corporate Governance Guidelines are available free of charge through the “Corporate Governance” link on our website at www.zepinc.com. The charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and the rules and procedures relating thereto, are also available free of charge through the “Corporate Governance” link on our website. Each of the Code of Ethics and Business Conduct, the Corporate Governance Guidelines, and the committee charters is available in print to any of our stockholders by written request. Such requests should be directed to the Corporate Secretary, Zep Inc., 1310 Seaboard Industrial Boulevard, Atlanta, Georgia 30318.

Item 1A. Risk Factors

The following are important factors that could affect our business and our financial condition and results of operations. Such factors could also cause our actual results for future periods to differ materially from our expectations, including those expressed in any forward-looking statements contained in this Annual Report on Form 10-K. See the section entitled “Forward-Looking Statements”.

We may also refer to this disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including conference calls and/ or webcasts open to the public.

Except as may be required under applicable law, we undertake no responsibility to update our Forward-Looking Statements.

Risks Related to our Business

Global economic conditions could continue to affect adversely our business and financial results.

Unfavorable economic conditions, and in particular, downturns that affect the transportation, food processing, food service, manufacturing, government and housekeeping markets, may negatively impact our business and financial results. The recent global recession, many aspects of which, such as high unemployment, are continuing, negatively impacted all of these markets. During downturns in economic conditions, we experience decreased demand for our products as many customers either defer purchases or purchase lower-cost products. Credit quality frequently declines during recessions, which reduces our ability to collect accounts receivable on a timely basis, or at all, from certain customers. Furthermore, the ability of certain suppliers to fill our orders for raw materials or other goods and services declined because of the diminished availability of credit. A prolonged recession, particularly one that affects the end-user markets listed above, could have a material adverse impact on our business, results of operations and financial condition, and our ability to make distributions to our stockholders.

Our results can be adversely affected by fluctuations in the cost or availability of materials used in our manufacturing processes.

The key raw materials we use in our chemical products are surfactants, polymers and resins, fragrances, water, solvents and other petroleum-based materials and packaging materials. Many of the raw materials that we use are energy dependent and, therefore, are subject to the availability and price of energy related inputs such as oil and natural gas. Furthermore, there are a limited number of suppliers for some of our raw materials. Competitive conditions, governmental restrictions, natural disasters and other events could limit the quantities of our raw materials that we are able to purchase. As a result, the price and availability of the raw materials we use may fluctuate substantially.

For example, we are currently experiencing difficulty obtaining D-limonene, a key component of our citrus-based cleaning products, because of frost damage to last year’s citrus crop. We have had to increase the price of our citrus-based cleaning products to reflect the increased cost of this raw material. The price increases may lessen demand for our citrus-based cleaning products. As another example, we also expect that the cost of ethanol, which is used in some of our products and which is increasing in importance as a transportation fuel, will soon increase substantially because corn production was insufficient to meet expected demand for the product.

We may not be able to increase the prices of our products to recover the increased cost of the raw materials we use. Significant increases in the prices of our raw materials could have a negative effect on demand for our products and on our operating margins. Furthermore, our ability to meet the demand for our products could be negatively impacted by shortages of our raw materials.

We do not currently engage in commodity hedging transactions for significant quantities of our raw materials. We attempt to manage fluctuations in the price and availability of our raw materials by entering into long-term supply agreements. We are not always able to enter into a supply agreement for certain raw materials. When we are able to do so, we face the risk that the price of the raw material covered by the contract may decline during the term of the supply agreement.

We face significant competition and may face more significant competition in the future.

Our industry is highly competitive. Our competition includes numerous local and regional operators selling directly to customers, numerous distributors and several national competitors. Many of our competitors are privately-held companies that have cost structures that are lower than ours or that have lower financial-return requirements than we have. Competition is based primarily on brand name recognition, price, product quality, and customer service. Our competitors in the commercial, industrial, and institutional end-market include but are not limited to Ecolab Inc., Diversey, Inc., Arch Chemicals, Inc., RPM International, Inc., NCH Corporation, Rochester Midland Corporation, The Claire Manufacturing Company, and State Chemical Manufacturing Company. Many companies compete within the broader retail market for cleaning chemical products, including but not limited to Church & Dwight Co., Inc., Procter and Gamble, WD-40 Company, Reckitt Benckiser plc, S.C. Johnson & Sons, Inc., Sunshine Makers, Inc., and The Clorox Company. We also compete in the home improvement channel with pest control companies such as Bayer, A.G., Spectrum Brands, Inc., and The Scott’s Company. Competitors in the automotive original equipment aftermarkets include Excelda Manufacturing, CRC Industries, Inc., Ashland Inc., and Technical Chemical Company. Furthermore, barriers to entry and expansion in the industry are low, which may lead to additional competitive pressure in the future. We cannot assure you that we will be able to continue to compete successfully against current or future competitors or that change in the source or intensity of competitive pressure in the industry will not result in reduced market share that could negatively impact our results of operations, financial condition, or cash flows.

We may be unable to sustain our significant customer relationships.

Our relationships with our largest customers depend on our ability to deliver high quality products and services. The loss of or substantial decrease in the volume of purchases by one or more of our largest customers could harm our sales and profitability. We have developed plans for reducing our cost structure if we were to lose one or more of our largest customers; however, we could not implement the actions contemplated by these plans immediately and we would incur substantial costs in doing so. The Home Depot is our largest single customer. It represented approximately 10%, 11%, and 10% of our total net sales during the fiscal years ended August 31, 2010, 2009, and 2008, respectively. Although we have been supplying products to The Home Depot for many years, we do not have a written contract obligating The Home Depot to purchase our products.

If we are unable to implement our growth strategy, the price of our common stock may be adversely affected.

Our strategy is to achieve profitable growth by, among other things, acquiring other product lines and businesses. Our ability to implement our growth strategy depends upon a variety of factors that are not within our control, including:

•	our ability to make profitable acquisitions;

•	our ability to integrate acquired companies and facilities into our existing operations; and

•	the availability of capital.

We compete for acquisition opportunities with companies that have significantly greater financial resources than we have. Therefore, we may be unable to complete an acquisition that we believe could be important to our growth strategy because one of our competitors may be willing to pay more for a potential acquisition candidate or may be able to use its financial resources to acquire a potential acquisition candidate before we are able to obtain financing.

The implementation of our growth strategy may place additional demands on our administrative, operational and financial resources and may increase the demands on our financial systems and controls. Our ability to manage our growth successfully may require us to continue to improve and expand these resources, systems and controls. If our management is unable to manage growth effectively, our operating results could be adversely affected. If we are unable to manage our growth, our financial condition and results of operations may be adversely affected.

Our growth strategy requires that we make expenditures in connection with the acquisition of other product lines and companies. We will be required to seek additional sources of financing as we pursue our growth strategy, which may include issuing debt or equity securities. We cannot predict the amount of our expenditures in connection with our growth strategy because opportunities for implementing our growth strategy arise unexpectedly. Our need for additional financing may place us at a disadvantage in competing for acquisitions. When a future acquisition opportunity arises, we will be required to evaluate the sources of financing, which may be limited on short notice, and the terms of the financing available at the time. Certain sources of financing may have a dilutive effect on shareholders existing equity positions. If we cannot find financing on acceptable terms, we may be unable to make the acquisition.

We are subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which we operate, and we may be exposed to substantial environmental, health, and safety costs and liabilities.

As noted above, our operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the manufacture, storage, distribution, sale and use of our products. Regulation of our products and operations continues to increase with more stringent standards, including evolving climate change standards, causing increased costs of operations and potential for liability if a violation occurs. The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental liabilities associated with divested assets, third party locations, and past activities. We have established reserves for environmental remediation activities and liabilities where appropriate. The cost of addressing environmental matters (including the timing of any charges related thereto), however, cannot be predicted with certainty. These reserves may not ultimately be adequate, especially in light of potential changes in environmental conditions, changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, our potential liability to remediate sites for which provisions have not previously been established and the adoption of more stringent environmental laws. Such future developments could result in increased environmental costs and liabilities and could require significant capital and other ongoing expenditures, any of which could have a material adverse effect on our financial condition or results of operations. Furthermore, the failure to comply with our obligations under the environmental laws and regulations could subject us to administrative, civil, or criminal penalties, obligations to pay damages or other costs, and injunctions or other orders, including orders to cease operations. In addition, the presence of environmental contamination at our properties could adversely affect our ability to sell property, receive full value for a property, use a property as collateral for a loan, or obtain or maintain financing.

We are currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by us have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which we have been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party, either (1) we are one of many other identified generators who have reached an agreement on the allocation of costs for cleanup among the various generators and our potential liability is not material; (2) we have been identified as a potential generator and the sites have been remediated by the EPA or by a state for a cost that is not material; or (3) other generators have cleaned up the site and have not pursued a claim against us and our liability, if any, would not be material.

We own and operate property located on Seaboard Industrial Boulevard in Atlanta, Georgia where we have been named as a potentially responsible party. We and the current and former owners of adjoining properties have agreed to share the expected costs and responsibilities of implementing a Corrective Action Plan, approved in 2004, under the Georgia Hazardous Site Response Act (“HSRA”) to periodically monitor property along a nearby stream for a period of five years, which ended in December 2009. Monitoring actions will continue until the Georgia Environmental Protection Division (the “EPD”) notifies the Company that such activities are no longer necessary. Further, we have executed a Consent Order with the EPD covering this remediation. On November 23, 2009, the EPD approved the Corrective Action Plan submitted by the Company to address the subsurface contamination north of Seaboard Industrial Boulevard. The Company continues to actively remediate subsurface contamination at this site in compliance with the approved Corrective Action Plan.

In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with subsurface remediation, primarily to remove contaminants from soil underlying one of our manufacturing facilities, and other related environmental issues. While over approximately the next twenty years Zep could expend an amount ranging up to $10.0 million on these efforts, management’s best estimate of remediation costs continues to be $5.0 million. To date, we have expended approximately $2.0 million of the $5.0 million reserve established in May 2007. Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate. We arrived at the current estimates on the basis of studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

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

As of August 31, 2010, the liabilities presented within Zep’s Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $11.7 million, which represents Zep’s best estimate of costs associated with the aforementioned Amended Corrective Action Plan, primarily to remediate contaminants in soil and ground water underlying the Marietta manufacturing facility and affected adjacent properties, and other related environmental issues. While over approximately the next twenty years Zep could expend an amount ranging up to $18.0 million on these efforts, management’s best estimate of remaining remediation costs continues to be $11.7 million. Further sampling, engineering studies, and/or changes in regulatory requirements could cause revision to the current estimate. The initially recorded $12.0 million estimate was derived on the basis of studies prepared by independent third party environmental consulting firms. To date, we have expended approximately $0.3 million of the initial $12.0 million reserve established in December 2009. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation designed to address the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Additionally, Amrep previously conducted manufacturing operations at a property in Georgia that has since been sold. Pursuant to the terms of the sale, Amrep has retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address the sub-surface contamination and, at this time, does not anticipate costs associated with future remediation efforts will be material. As of August 31, 2010, accruals associated with this effort totaled approximately $0.2 million. However, the actual cost of remediation could vary depending upon the results of additional testing and geological studies and the rate at which site conditions may change. Finally, management is preparing a plan to address the sub-surface contamination at a Texas manufacturing location owned by Amrep, and, at this time, does not anticipate the costs associated with future remediation efforts will be material. These estimates could change, however, based upon the response of the Texas Commission on Environmental Quality to that plan.

We use a variety of hazardous materials and chemicals in our manufacturing processes and in connection with maintenance work on our manufacturing facilities. Because of the nature of these substances or related residues, we may be liable for certain costs, including, among others, costs for health-related claims or removal or re-treatment of such substances. In addition, although we have developed environmental, health, and safety programs for our employees, including measures to protect our employees from exposure to hazardous substances, and conduct regular assessments at our facilities, we may be involved in claims and litigation filed on behalf of persons alleging injury as a result of occupational exposure to substances or other hazards at our current or former facilities. Due to the unpredictable nature of personal injury litigation, it is not possible to predict the ultimate outcome of any such claims or lawsuits that may arise. If any such claims and lawsuits, individually or in the aggregate, were resolved against us, our results of operations and cash flows could be adversely affected.

We may not properly execute, or realize anticipated benefits from, our ongoing strategic or other initiatives.

Our success is partly dependent upon properly executing, and realizing the anticipated benefits from, our ongoing strategic growth initiatives (a discussion of which is provided within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), our information technology initiatives, and other initiatives. These initiatives are primarily designed to increase our revenue and market share and to make us more efficient in the sales, manufacture, and distribution of our products. These initiatives are complex; a failure to implement them properly may, in addition to not providing the anticipated benefits, result in an interruption to our sales, manufacturing, logistics, customer service, or accounting functions. Furthermore, we have invested a significant amount of capital into a number of these initiatives and will invest a significant amount of capital into others, which might have been more efficiently used if the anticipated benefits are not fully realized. Any of these results could have a material adverse effect on our business and results of operations, including the requirement to reduce the book value of certain assets that must be evaluated for impairment.

Our business could suffer in the event of a work stoppage or increased organized labor activity.

As of August 31, 2010, approximately 200 of our 2,350 employees were members of five unions in the United States and Europe. While we consider our relations with employees to be generally good, we cannot assure you that we will not experience work stoppages, strikes, or slowdowns in the future. In addition, we outsource to third parties the manufacturing of certain of our products that currently account for approximately 20% of our net sales volumes, and we cannot assure you that these third parties will not experience work stoppages, strikes or slowdowns in the future. A prolonged work stoppage, strike, or slowdown at any of our facilities or those of our third party suppliers could have a material adverse effect on our results of operations. Further, we cannot assure you that, upon expiration of any of our existing collective bargaining agreements, new agreements will be reached without union action or that any new agreement will be on terms satisfactory to us. Moreover, we cannot assure you that our non-union facilities will not become subject to labor union organizing efforts. If any current non-union facilities were to unionize, we would incur increased risk of work stoppages and possibly higher labor costs.

If we are unable to keep and protect our intellectual property rights, our ability to compete may be negatively impacted.

The market for our products depends to a significant extent upon the goodwill associated with our brand names. We own, or have licenses to use, all of the material trademark and trade name rights we use in connection with the packaging, marketing, and distribution of our major products both in the United States and in other countries where our products are principally sold. In addition, we possess trade secret product formulations and other product information, some of which are patented, which are competitively sensitive. Intellectual property protection is important to our business. Although most of our trademarks are registered in the United States and in the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our intellectual property rights may be substantial.

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

Recent California legislation, called the “Green Chemistry Initiative”, regulates products that contain chemicals deemed to exhibit a “hazard trait” such as carcinogenicity, toxicity or mutagenicity. As a result of this legislation, we may be required to disclose certain of our proprietary product formulations, the identity of the chemicals used in certain of our products and chemical and market data with respect to certain of our products to the California Department of Toxic Substance Control (the “DTSC”). We intend to request protective treatment for any proprietary confidential business information that we are required to disclose to DTSC. However, DTSC has the discretion to deny a claim of trade secret status. If it does so, we may lose trade-secret protection for the formulation. Loss of trade-secret protection for a product formulation could enable our competitors to duplicate the product. Our failure to protect our trademarks and trade names, or any adverse judgment with respect to infringement of others’ intellectual property rights, may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

If our products are improperly manufactured, packaged, or labeled or become adulterated, we may need to recall those items and may experience product liability claims if consumers are injured.

If we improperly manufactured, packaged, or labeled our products or if they become adulterated, we may be required to recall the affected products. Our quality control procedures relating to the raw materials, including packaging, that we receive from third-party suppliers or our quality control procedures relating to our products after our products are formulated and packaged may not be sufficient. We have previously initiated product recalls, and widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We may also be liable if the use of any of our products causes injury, and could suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business and financial results.

We have recorded a significant amount of goodwill and other identifiable intangible assets. We may be required to record non-cash charges for impairment of our goodwill and other identifiable intangible assets, if we do not achieve the anticipated benefits from the transactions that gave rise to the goodwill and other intangible assets.

We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill and other net identifiable intangible assets were approximately $84.0 million as of August 31, 2010, or approximately 24.5% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $53.8 million as of August 31, 2010, or 15.7% of our total assets.

Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with ASC 350, Intangibles—Goodwill and Other, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. Some of the products and services we sell to our customers are dependent upon laws and regulations, and changes to such laws or regulations could impact the demand for our products and services. The amount of any quantified impairment must be expensed immediately as a non-cash charge to results of operations. Although we have never recorded impairment charges related to our intangible assets, it is possible, depending on future circumstances, that we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on our results of operations.

Reliance on a third-party contract manufacturer may result in disruption to part of our business.

In connection with our recent acquisition of products from Waterbury Companies, Inc., we contracted with Waterbury for the manufacture of the acquired products for an extended transition period. We do not have direct control over the management or business of Waterbury, except indirectly through the terms of a transition services agreement. Should Waterbury not be able to fulfill its obligations to us under the transition services agreement, our business may be disrupted, which could have an adverse effect on our business, financial condition and results of operations.

Failure of the spin-off to qualify as a tax-free transaction could result in substantial liability.

Acuity Brands, Inc., our former parent corporation, received a private letter ruling from the Internal Revenue Service to the effect that, among other things, the spin-off (including certain related transactions) pursuant to which we became an independent, public company, qualifies as tax-free to Acuity Brands, us, and Acuity Brands stockholders for United States federal income tax purposes under Section 355 and related provisions of the Internal Revenue Code. Although a private letter ruling generally is binding on the Internal Revenue Service, if the factual assumptions or representations made in the private letter ruling request are untrue or incomplete in any material respect, then Acuity Brands will not be able to rely on the ruling. Moreover, the Internal Revenue Service will not rule on whether a distribution of shares satisfies certain requirements necessary to obtain tax-free treatment under Section 355 of the Internal Revenue Code. Rather, the private letter ruling is based upon representations by Acuity Brands that those requirements have been satisfied, and any inaccuracy in those representations could invalidate the ruling.

We received an opinion from King & Spalding LLP, then counsel to Acuity Brands and us, to the effect that, with respect to the requirements referred to above on which the Internal Revenue Service will not rule, those requirements will be satisfied. The opinion is based on, among other things, certain assumptions and representations as to factual matters made by Acuity Brands and us which, if untrue or incomplete in any material respect, could jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the Internal Revenue Service or the courts, and the Internal Revenue Service or the courts may not agree with the opinion.

If the spin-off failed to qualify for tax-free treatment, a substantial corporate tax would be payable by Acuity Brands, measured by the difference between (1) the aggregate fair market value of the shares of our common stock on the date of the spin-off and (2) Acuity Brands’ adjusted tax basis in the shares of our common stock on the date of the spin-off. The corporate level tax would be payable by Acuity Brands. However, we have agreed under certain circumstances to indemnify Acuity Brands for this tax liability. This indemnification obligation, if triggered, could have a material adverse effect on our results of operations and financial position. In addition, under the applicable Treasury regulations, each member of Acuity Brands’ consolidated group at the time of the spin-off (including us) is severally liable for such tax liability.

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

Risks Related to our Common Stock

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

Our common stock is traded on the New York Stock Exchange. The market price of our common stock has in the recent past been, and may in the future be, highly volatile and subject to wide fluctuations. This volatility may occur for many reasons, including for reasons unrelated to our performance, such as reports by industry analysts, investor perceptions, or negative announcements by our customers, competitors, or suppliers regarding their own performance, as well as general economic and industry conditions. Additional factors that could cause the market price of our common stock to rise and fall include, but are not limited to, the following:

•	variations in our quarterly results;

•	announcements of technological innovations by us or by our competitors;

•	introductions of new products or services or new pricing policies by us or by our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel or key groups of personnel;

•	the gain or loss of significant orders;

•	the gain or loss of significant customers;

•	the disruption of supply and/or price of key raw materials;

•	significant changes in regulatory requirements;

•	increased litigation resulting from product or employee claims;

•	adverse developments concerning environmental matters;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analysts that elect to follow our stock;

•	market conditions in our industry, the industries of our customers, and the economy as a whole; and

•

the dilution of our earnings per share caused by our acquisition of another company or product line or because of our issuance of additional shares of our common stock or shares of a series of preferred stock or debt securities that are convertible into shares of our common stock.

Certain provisions of our certificate of incorporation, bylaws and rights plan may discourage takeovers.

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

The preferred stock purchase rights attached to our shares of common stock, in effect, prevent a person or group from acquiring more than 15% of the total number of shares of our common stock outstanding at any time without obtaining prior approval from our Board of Directors, to be granted at the Board’s sole discretion. In addition, Delaware law generally restricts mergers and other business combinations between us and any holder of 15% or more of our common stock, unless the transaction or the 15% acquisition is approved in advance by our Board of Directors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office and our primary manufacturing facilities are owned by us and located in the metropolitan Atlanta, Georgia, area. We also have manufacturing facilities located at two additional sites in Georgia and in Texas, Canada, Italy and the Netherlands. We own six of our eight manufacturing facilities. The facilities in Italy and Canada are leased. Additionally, we own branch and storage facilities in Massachusetts, Illinois and Washington. We lease sales offices and storage facilities throughout North America and Europe. Our facilities, which are adequate for our current needs, are in good operating condition.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ZEP”. There were 3,661 stockholders of record as of November 5, 2010. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for our common stock for the periods indicated.

	Price per Share		Dividends Per Share
	High	Low
2010
First Quarter	$19.05	$14.76	$0.04
Second Quarter	$24.10	$16.12	$0.04
Third Quarter	$24.37	$15.83	$0.04
Fourth Quarter	$20.59	$16.36	$0.04

2009
First Quarter	$21.80	$13.58	$0.04
Second Quarter	$21.00	$7.62	$0.04
Third Quarter	$14.40	$6.63	$0.04
Fourth Quarter	$17.99	$11.13	$0.04

We began making dividend payments, at an annual rate of $0.16 per share, in the second quarter of fiscal 2008. Our Board of Directors evaluates our dividend policy periodically, taking into consideration the composition of our stockholder base; our financial condition, earnings and funding requirements; our growth prospects; applicable law; and any other factors our Board of Directors deems, in its discretion, relevant. Our Board of Directors believes that it is in the best interests of our stockholders to continue paying dividends and has no present intention to change the annual dividend rate. On October 6, 2010, our Board of Directors declared a quarterly dividend of $0.04 per share.

Our ability to fund a regular quarterly dividend is impacted by our financial results and the availability of surplus funds. All dividends are paid out of current year earnings. Delaware law prohibits the payment of dividends or otherwise distributing funds to our stockholders absent a legally available surplus. There can be no assurance that we will continue to pay quarterly dividends at this level or at all in the future.

Stockholder Return Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate such information by reference into such filing.

The following graph compares the change in cumulative total stockholders’ return on our common stock with (a) the S&P Smallcap 600 Index and (b) the Russell 2000 Index, each for the period from November 1, 2007 (the date our stock first traded other than on a when-issued basis) through August 31, 2010. The graph assumes an initial investment of $100 at the closing price on November 1, 2007 and assumes all dividends were reinvested. We have presented the Russell 2000 Index, in lieu of an industry index or peer group, because we believe there is no published index or peer group that adequately compares to our business. Except for the initial measurement date (November 1, 2007), the figures for the chart and graph set forth below have been calculated based on the closing prices on the last trading day on the New York Stock Exchange for each period indicated.

	Nov 2007	Feb 2008	May 2008	Aug 2008	Nov 2008	Feb 2009	May 2009	Aug 2009	Nov 2009	Feb 2010	May 2010	Aug 2010
Zep Inc.	100.00	113.63	119.16	142.50	131.99	57.86	89.28	117.52	130.33	163.13	135.29	128.38
S&P 600	100.00	88.01	95.66	93.73	61.41	49.84	64.10	73.13	74.20	80.99	85.50	77.98
Russell 2000	100.00	86.29	94.10	93.00	59.50	48.92	63.08	71.94	72.91	79.05	83.20	75.71

Item 6. Selected Financial Data

The following table sets forth our selected financial data, which have been derived from our Consolidated and Combined Financial Statements for each of the five years in the period ended August 31, 2010. We were a wholly owned subsidiary of Acuity Brands, Inc. during all periods presented prior to November 1, 2007 in the below listed tabular disclosure. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated and Combined Financial Statements and the notes related to those financial statements included elsewhere in this report. Operating expenses included within our historical income statements that were incurred prior to November 1, 2007 reflect direct expenses of our business together with allocations of certain Acuity Brands corporate expenses that have been charged to us based on usage or other methodologies appropriate for allocating such expenses. In our opinion, these assumptions and allocations have been made on a reasonable and appropriate basis under the circumstances. Our combined financial information (for periods preceding our spin-off from Acuity Brands, Inc.) may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as a separate, stand-alone entity during all the periods presented, as many changes have occurred and will continue to occur in our operations and capitalization as a result of our spin-off from Acuity Brands.

	Years Ended August 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Summary of Operations Data:
Net sales	$568,512	$501,032	$574,724	$565,886	$552,084
Operating profit	23,852	18,089	29,063	29,649	40,049
Net income	13,504	9,260	16,322	14,083	21,275
Basic earnings per share	$0.62	$0.43	$0.76	$0.68	$1.02
Diluted earnings per share	$0.61	$0.42	$0.75	$0.68	$1.02
Cash dividends declared per common share	$0.16	$0.16	$0.12	$—	$—
Basic weighted average number of shares outstanding(1)	21,271	21,057	20,862	20,811	20,811
Diluted weighted average number of shares outstanding(1)	21,738	21,290	21,252	20,811	20,811

Balance Sheet Data (at period end):
Cash and cash equivalents	$25,257	$16,651	$14,528	$9,142	$8,128
Total assets	342,848	249,618	274,071	249,473	248,373
Total debt	92,150	40,650	59,150	75,000	75,000
Stockholders’ equity	122,173	109,265	99,717	74,834	81,048

Other Data:
Cash provided by operations	$34,023	$30,438	$26,435	$30,931	$28,479
Operating working capital(2)	$92,629	$83,616	$103,763	$101,357	$101,013

(1)	On October 31, 2007, the separation from Acuity Brands was completed in a tax-free distribution to its stockholders of one share of our common stock for every two shares of Acuity Brands’ common stock held as of the record date. Prior to this date, all of our outstanding shares were owned by Acuity Brands. Accordingly, for periods prior to October 31, 2007, basic and diluted earnings per share have been computed using the number of shares of our common stock outstanding on October 31, 2007, the date on which our common stock was distributed by Acuity Brands to its stockholders.

On September 1, 2009, we retrospectively adopted an accounting pronouncement which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share. The application of this guidance to each of the basic and diluted earnings per share computations for the two years ended August 31, 2010 effectively reduced those computations by $0.01. Due to the number of unvested shares issued during fiscal year 2008 in connection with our previously disclosed one-time founders’ award, the application of this guidance to each of the basic and diluted earnings per share computations for the year ended August 31, 2008 effectively reduced those computations by $0.02. We did not pay dividends prior to our October 31, 2007 spin-off, nor did we have control over the equity award programs previously administered by our former parent company, whose compensation philosophy may have differed from that reflected in our currently administered equity award programs. Therefore, it is not practicable to retrospectively apply this guidance before we became a stand-alone, public entity. However, we believe that retrospective application of this guidance would not have had an impact on basic and diluted earnings per share as we did not pay dividends during those periods.

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

Overview

Company

We are a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well recognized brand names, some of which have been in existence since we were founded in 1937. Our product portfolio, which is currently produced using more than 4,000 unique formulations, includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems and a wide variety of automotive maintenance chemicals. We sell our products through a sales and service organization, to consumers primarily through home improvement stores, and to national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. We are a leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. Furthermore, as the result of recent acquisitions, we have established a strong presence in the industrial distribution market.

Acquisition of Amrep, Inc.

On January 4, 2010, we acquired Amrep, Inc. a specialty chemical formulator and packager focused in the automotive, fleet maintenance, industrial/MRO supply, institutional supply, and motorcycle markets. Amrep was acquired for approximately $63.5 million. Amrep’s products are marketed under the recognized and established brand names such as Misty®, Next Dimension™, Petro®, and i-Chem®. We believe the acquisition of Amrep to be an important strategic step in our efforts to utilize distribution to expand our presence in a number of end markets while minimizing channel conflict through the manufacture of both private branded products and national brands. Integration efforts associated with the Amrep acquisition are well underway, and we remain optimistic about the synergies afforded by the transaction. Borrowings made under our credit facilities were utilized to finance the $63.5 million purchase price of Amrep, Inc. The acquisition of Amrep, Inc. did not result in new reporting segments. See Note 3 of Notes to Consolidated and Combined Financial Statements for more information regarding this acquisition. Subsequent to August 31, 2010, we executed two acquisitions, which are discussed in Note 13 of Notes to Consolidated and Combined Financial Statements. None of our acquisition activities have impacted our compliance with our debt covenants, nor have these activities affected management’s belief that we will be able to meet the liquidity needs of our business over the next 12 months.

Our separation from Acuity Brands, Inc.

We were spun-off from Acuity Brands effective October 31, 2007 through a distribution of 100% of our common stock to Acuity Brands’ stockholders. The stock dividend of one share of our common stock for every two shares of Acuity Brands’ common stock was distributed (the “Distribution”) on a pro rata basis to holders of record of Acuity Brands’ common stock at the close of business on October 17, 2007, which was the record date for the Distribution. Following the Distribution, Acuity Brands no longer held any of our shares as we became an independent public company after the spin-off. In conjunction with the separation of businesses, we and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between us and that define our relationship after the separation. Our common stock is listed on the New York Stock Exchange under the ticker symbol “ZEP.”

Basis of Presentation

We prepare our Consolidated and Combined Financial Statements, which present our financial position, results of operations, and cash flows, in accordance with U.S. generally accepted accounting principles. The financial statements and other financial information in this Form 10-K related to periods on or after the Distribution date of October 31, 2007 are presented on a consolidated basis and include our accounts and those of our majority-owned subsidiaries.

The financial statements and related financial information pertaining to periods preceding the Distribution date of October 31, 2007 are presented on a combined basis and reflect the results of those entities that were ultimately transferred to us as part of the spin-off. These periods include either all or a portion of fiscal years 2006 through 2008 as presented in Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data. Prior to the spin-off, certain functions, including treasury, tax, executive and employee benefits, financial reporting, risk management, legal, corporate secretary and investor relations, were historically managed by our former parent corporation. The assets, liabilities and expenses related to the support of these centralized corporate functions were allocated to us on a specific identification basis to the extent possible. Otherwise, allocations related to these services were primarily based upon an estimate of the proportion of corporate amounts applicable to us given our contribution to our consolidated parent company’s revenues and employee base. Allocation ratios derived from these contribution factors are similar in amount and remained consistent throughout the historical periods presented. Examples of expenses that were allocated in accordance with these proportional estimates include charges related to accounting and legal services undertaken to ensure the consolidated parent company’s compliance with various regulatory requirements as well as the salaries of certain corporate officers and employees.

In the opinion of management, the assumptions and allocations were made on a reasonable and appropriate basis under the circumstances. Management believes that amounts allocated to Zep reflect a reasonable representation of the types of costs that would have been incurred if we had performed these functions as a stand-alone company. However, as estimation is inherent within the allocation process, these combined financial statements do not include all of the actual amounts that would have been incurred had we been a stand-alone entity during the periods presented. The combined financial statements reflect an allocation of debt and related interest expense, as further described in Note 5 to the Notes to Consolidated and Combined Financial Statements.

Strategy

Our strategy is to become a leading provider of innovative, environmentally sustainable cleaning and maintenance solutions for commercial and industrial end users. We seek to achieve financial performance in the top quartile of our peer group of companies by growing our share with existing and new customers and expanding our margins. To achieve this financial performance, we intend to

•	Profitably grow the sales and service business;

•	Serve “pro” customers through a broad retail base;

•	Grow sales with new and existing distributors;

•	Build upon existing European capabilities; and

•	Expand through selected acquisitions.

During the past three years, we streamlined our historical product offering by approximately 50%; we reduced our branch network from 42 locations to 17 locations; we reduced non-sales headcount by approximately 10%; and we reduced the breakeven point of our sales and service sales organization by almost one-third. These changes allowed us to increase our cash flows and to reduce our debt by 53% before we began pursuing acquisitive growth opportunities. We began to implement our acquisition strategy in fiscal 2010 with the January 2010 acquisition of Amrep, Inc., a leader in maintenance chemicals for the automotive aftermarket as well as the janitorial market sold through distributors. In September 2010, we acquired certain assets and liabilities from Waterbury Companies, Inc., including certain air-care brands. These two acquisitions gave us a strong presence in the industrial distribution market and strengthened our position in the retail market. The acquisition of Amrep also allowed us to consolidate further our manufacturing operations. In October 2010, we acquired the assets of Niagara National, LLC, which complements the strength of our direct-sales organization in the vehicle-wash market, specifically in the truck and fleet washing equipment markets.

Liquidity and Capital Resources

The following table sets forth certain indicators of our consolidated financial condition and liquidity as of the end of the fiscal years shown (in thousands):

	2010	2009	2008
Cash and cash equivalents	$25,257	$16,651	$14,528
Operating working capital	92,629	83,616	103,763
Total debt and capital lease obligations	92,150	40,650	59,150
Stockholders’ equity	122,173	109,265	99,717
Total debt to stockholders’ equity	75%	37%	59%

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our five-year senior, secured credit facility (the “2010 Credit Facility”), which provides for a maximum borrowing capacity of $320 million. We also have $7.2 million of industrial revenue bonds that are due in 2018. Our industrial revenue bonds were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in DeSoto, Texas. We have issued outstanding letters of credit totaling $11.5 million primarily for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs as well as supporting certain environmental obligations. These letters of credit were issued under the 2010 Credit Facility as of August 31, 2010, thereby reducing the total availability under the facility by such amount. As of August 31, 2010, we had $25.3 million in cash and cash equivalents and approximately $220 million available under the 2010 Credit Facility. The increase of Operating working capital, Total debt and capital lease obligations, and Total debt to equity during fiscal year 2010 reflects acquisition activity discussed throughout this section. We believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements, excluding acquisitions, over the next twelve months. In addition, during January 2010, the Securities and Exchange Commission declared our shelf registration statement effective. The shelf registration statement registers the issuance of up to an aggregate of $200 million of equity, debt, and certain other types of securities through one or more future offerings. The net proceeds from the sale of any securities to be registered thereunder may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations, capital expenditures and dividend payments to stockholders. Net cash flow provided by operating activities for the years ended August 31, 2010 and 2009 was $34.0 million and $30.4 million, respectively. Cash flow provided by operating activities during the year ended August 31, 2010, which improved 11.8% from the prior year, was driven in part by the $13.5 million of net income generated during fiscal year 2010. Additionally, operating working capital (calculated by adding accounts receivable, plus inventories, and subtracting accounts payable) provided $5.5 million of cash during the twelve months ended August 31, 2010. As of August 31, 2010, operating working capital included in our Consolidated Balance Sheets attributable to the acquisition of Amrep, Inc. totaled $16.1 million. The $4.7 million source of cash reflected in the Accrued compensation and other current liabilities line item of our cash flow statement reflects compensation-related costs including administrative salaries and bonuses as well as the net increase of restructuring-related severance accruals. Current year restructuring actions are discussed further in Note 9 of Notes to Consolidated and Combined Financial Statements.

The majority of the share-based compensation expense generated through the administration of our share-based award programs does not affect our overall cash position. Accordingly, Net Cash Provided by Operating Activities includes approximately $4.4 million of share-based expense, which is reflected as Other non-cash charges within our Consolidated and Combined Statements of Cash Flows.

We paid cash dividends on our common stock of $3.5 million, or $0.16 per share, during the twelve months ended August 31, 2010. On October 6, 2010, our Board of Directors declared a quarterly dividend of $0.04 per share payable on November 1, 2010 to stockholders of record as of October 19, 2010. Our ability to generate positive cash flows from operating activities directly affects our ability to make dividend payments. Also, restrictions under the instruments governing our indebtedness could impair our ability to make such payments. Payments on our indebtedness and the quarterly dividends are expected to account for the majority of our financing activities as they pertain to normal operations.

Net cash flow provided by operating activities for the years ended August 31, 2009 and 2008 was $30.4 million and $26.4 million, respectively. Cash flow provided by operating activities during the year ended August 31, 2009, which improved 15.1% from the prior year, was driven in part by the $9.3 million of net income generated during fiscal year 2009. Additionally, operating working capital decreased $20.1 million to $83.6 million at August 31, 2009 from $103.8 million in the prior year. Operating working capital levels declined due to lower sales that resulted from deteriorating macro-economic conditions as well as more efficient management of the components of operating working capital. The $7.9 million use of cash reflected in the Accrued compensation and other current liabilities line item of our cash flow statement was primarily due to the decrease in compensation-related costs including administrative salaries and bonuses as well as the payment of restructuring-related accruals established during fiscal year 2008. Also impacting fiscal year 2009 operating cash flow was the decrease in costs related to certain of our insurance programs

Management believes that investing in assets and programs that will over time increase the overall return on our invested capital is a key factor in driving stockholder value. We invested $9.8 million and $7.5 million in fiscal year 2010 and 2009, respectively, primarily to effect facility consolidations, reduce our cost structure, enhance information technology, invest in equipment at customer facilities, and improve our manufacturing capabilities. We continue to invest in these items primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities. We expect to invest approximately $10.0 million to $12.0 million in fiscal year 2011 for machinery, equipment, and information technology expected to maintain and enhance our operations, and future financial performance.

Contractual Obligations

The following table summarizes our contractual obligations at August 31, 2010:

		Payments Due by Period
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-Term Debt(1)	$92,150	$17,500	$18,750	$48,750	$7,150
Interest Obligations(2)	21,043	4,231	8,972	7,636	204
Operating Leases(3)	30,651	7,708	11,635	7,925	3,383
Purchase Obligations(4)	18,419	18,419	—	—	—
Other Long-term Liabilities(5)	6,903	2,144	949	1,289	2,521

Total(6)	$169,166	$50,002	$40,306	$65,600	$13,258

(1)	These amounts (which represent outstanding debt at August 31, 2010) are included in our Consolidated Balance Sheets. The current versus long-term presentation of our outstanding debt within these statements reflects our intent and ability to refinance certain amounts of outstanding debt that are otherwise contractually due within one year. Further detail regarding our debt instruments is provided in the preceding Liquidity and Capital Resources section as well as in Note 5 of Notes to Consolidated and Combined Financial Statements.
(2)	These amounts represent expected future interest payments on debt that are contractually due within one year but that we anticipate will remain outstanding for longer periods given current market conditions as well as our ability and intent to refinance certain borrowings made under our credit agreement. Also included in these expected future interest payments are estimates of interest expense related to our $7.2 million industrial revenue bonds that neither mature nor are expected to be repaid before 2018.
(3)	Our operating lease obligations are described in Note 8 of Notes to Consolidated and Combined Financial Statements.
(4)	Purchase obligations include commitments to purchase goods or services that specify all significant terms. This amount is primarily composed of purchase orders that were open as of August 31, 2010.
(5)	These amounts are included in our Consolidated Balance Sheets and largely represent liabilities on which we are obligated to make future payments pursuant to certain deferred compensation programs addressed within Note 7 of Notes to Consolidated and Combined Financial Statements. Estimates of the value and timing of these amounts are based on various assumptions, including interest rates and other variables.
(6)	At August 31, 2010, our liability recorded for uncertain tax positions, including associated interest and penalties, was approximately $1.2 million. Since the ultimate amount and timing of other potential audit related cash settlements cannot be predicted with reasonable certainty, liabilities for uncertain tax positions are excluded from the contractual obligations table above. See further discussion in Note 10 of Notes to Consolidated and Combined Financial Statements.

Results of Operations

Fiscal Year 2010 Compared with Fiscal Year 2009

The following table sets forth information comparing the components of net income for the year ended August 31, 2010 with the year ended August 31, 2009. Both dollar and percentage changes included within the tables below were calculated from our Consolidated and Combined Statements of Income:

(Dollars in millions)	Years Ended August 31,		Percent Change
	2010	2009
Net Sales	$568.5	$501.0	13.5%
Gross Profit	283.2	264.5	7.1%
Percent of net sales	49.8%	52.8%
Operating Profit	23.9	18.1	31.9%
Percent of net sales	4.2%	3.6%
Income before Provision for Taxes	21.7	15.2	43.0%
Percent of net sales	3.8%	3.0%
Net Income	$13.5	$9.3	45.8%

Net Sales

Net sales were $568.5 million for the year ended August 31, 2010, compared with $501.0 million generated in the prior fiscal year, representing an increase of $67.5 million or 13.5%. Revenues generated from the Amrep acquisition, which was completed in January 2010, comprised $76.7 million of our sales in fiscal year 2010. Amrep sales grew $6.7 million in fiscal year 2010 from the same prior year eight month period. In total, volume in fiscal year 2010 grew $55.4 million. Excluding acquisition-related revenues, in fiscal year 2010 we experienced volume related sales declines of $21.3 million. While we achieved year-over-year volume growth in sales to customers accessed through the retail channel, we experienced softness in demand within the majority of our institutional and industrial end markets. Management believes these markets, which include transportation, food processing and service, industrial manufacturing and government, are strongly correlated to seasonally-adjusted manufacturing employment, overall employment levels and, to some degree, new motor vehicle sales. Furthermore, our sales and service sales organization focuses on small businesses, which continue to suffer the effects of the economic downturn. Favorable foreign currency translation on international sales and the realization of higher selling prices made necessary by rising raw material costs impacted total net sales by $7.6 million and $4.5 million, for the years ended August 31, 2010 and 2009, respectively. During the first quarter of fiscal year 2010, we renegotiated the terms of our contract with our licensee in France. We believe the terms of the new contract are favorable to us. Separately, we executed a release agreement with our licensee in France that addressed historical business transactions. We received a one-time, $1.1 million payment pursuant to this release agreement, all of which was recognized in net sales during the first quarter of fiscal year 2010.

Gross Profit

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2010	2009
Net Sales	$568.5	$501.0	$67.5	13.5%
Cost of Products Sold	285.3	236.5	48.8	20.6%
Percent of net sales	50.2%	47.2%
Gross Profit	$283.2	$264.5	$18.7	7.1%
Percent of net sales	49.8%	52.8%

Gross profit increased $18.7 million, or 7.1% to $283.2 million in fiscal year 2010 compared with $264.5 million in the prior fiscal year. Gross profit margin of 49.8% in fiscal year 2010 decreased approximately 300 basis points from that of the prior fiscal year. The Amrep acquisition significantly altered our margin structure due to the increased percentage of product sold into the lower gross profit margin distribution and retail channels. The basis of Amrep’s acquired finished goods inventory was increased by $0.9 million in accordance with purchase accounting rules. This one-time markup of acquired inventory impacted our Cost of Products Sold during our second and third fiscal year 2010 quarters. During the fourth quarter of fiscal year 2010, we consolidated certain manufacturing functions among our Atlanta, Georgia and Dallas, Texas area facilities. Approximately $0.4 million of inventory value was either written down or written off in accordance with these fiscal year 2010 restructuring efforts.

Raw material pricing experienced upward pressure during the second half of our fiscal year 2010. The cost of certain commodities, such as D-Limonene, an ingredient that is integral to citrus-based cleaners, continues to increase due to supply shortages. We have announced price increases and we continue to evaluate new raw material suppliers to mitigate the impact of rising raw material costs. Also, fluctuation of foreign currencies relative to the U.S. dollar increased gross margin in fiscal year 2010 by approximately $4.0 million.

Operating Profit

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2010	2009
Gross Profit	$283.2	$264.5	$18.7	7.1%
Percent of net sales	49.8%	52.8%
Selling, Distribution, and Administrative Expenses	$247.8	$243.0	$4.8	2.0%
Restructuring Charges	8.2	3.4	4.8	140%
Acquisition Costs	3.4	—	3.4	100%
Operating Profit	$23.9	$18.1	$5.8	31.9%
Percent of net sales	4.2%	3.6%

In fiscal year 2010, our selling, distribution, and administrative (“SD&A”) expenses as a percentage of net sales improved 500 basis points from the prior year. This favorable result is due to the inclusion of Amrep and its impact on our overall cost structure as well as the success of previously enacted restructuring initiatives undertaken to reduce the breakeven point of the business. We have been able to use our reduced cost structure to further invest in sales and marketing resources, as well as to reinstitute benefit programs and to fund employee incentive programs designed to reward performance.

We recorded restructuring charges totaling $8.2 million during fiscal year 2010 and are substantially complete with the three-year restructuring plan that was commenced shortly after we became a stand-alone public company in November 2007. In fiscal year 2010, we consolidated several branch locations within our distribution network. As noted above, during the three months ended August 31, 2010, we continued to integrate manufacturing capabilities. We put Amrep’s Lancaster, Texas property on the market, as manufacturing activities at that location have been transferred to other facilities. We recorded an impairment charge in connection with these consolidation activities that totaled $1.6 million in the fourth quarter of fiscal year 2010 to state fixed assets at fair value, which is included in the aforementioned $8.2 million fiscal year 2010 restructuring charge total. Non-sales headcount was reduced in connection with these activities along with other opportunities to improve productivity. We recorded restructuring charges of $3.4 million during the prior fiscal year. Further detail regarding our restructuring initiatives is provided within Notes 9 and 11 of Notes to Consolidated and Combined Financial Statements.

After streamlining our core operations and lowering our breakeven point, we began executing our acquisition growth initiatives during fiscal year 2010. Since January 2010, we have completed three acquisitions. The first was Amrep, which was immediately accretive to earnings, expanded our access to the retail and distributor channels, and provided significant private label capabilities. In September 2010, we acquired or assumed certain brands, assets, and liabilities of Waterbury Companies, Inc., which are expected to enhance Amrep’s leading position as a provider of air care delivery systems and products for facilities maintenance. Our third acquisition was completed in October 2010, and while much smaller than the first two, was of the assets of Niagara National, LLC, which complements our strength in vehicle wash, specifically in the truck and fleet washing equipment markets. Acquisition costs incurred in support of these transactions totaled $3.4 million during fiscal year 2010.

Operating profit increased $5.8 million, or 31.9%, in the year ended August 31, 2010 to $23.9 million from $18.1 million reported in fiscal year 2009. Operating margins generated during fiscal year 2010 were 4.2% compared with 3.6% in the prior year.

Income before Provision for Taxes

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2010	2009
Operating Profit	$23.9	$18.1	$5.8	31.9%
Percent of net sales	4.2%	3.6%
Other Expense (Income)
Interest expense, net	$2.0	$1.7	$0.3	18.4%
Accelerated debt issuance cost on debt extinguishment	0.4	—	0.4	100%
Miscellaneous expense (income), net	(0.2)	1.3	(1.5)	(119)%
Total Other Expense (Income)	2.1	2.9	(0.8)	(26.3)%
Income before Provision for Taxes	$21.7	$15.2	$6.5	43.0%
Percent of net sales	3.8%	3.0%

Total other expense remained consistent with that of the prior year and is composed primarily of interest expense associated with our outstanding debt obligations. On July 15, 2010, we entered into a $320 million five-year senior, secured credit facility. Our previous $100 million revolving credit facility and $40 million receivables security agreement were extinguished on that date, at which time $0.4 million of previously deferred financing costs were written off. Zep recorded a $1.2 million loss on transactions denominated in foreign currencies during fiscal year 2009, which is reflected above in Miscellaneous expense (income), net.

Provision for Taxes and Net Income

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2010	2009
Income before Provision for Taxes	$21.7	$15.2	$6.5	43.0%
Percent of net sales	3.8%	3.0%
Provision for Income Taxes	$8.2	$5.9	$2.3	38.5%
Effective tax rate	37.8%	39.0%
Net Income	$13.5	$9.3	$4.2	45.8%

Net income for the year ended August 31, 2010 increased $4.2 million, or 45.8%, to $13.5 million from $9.3 million reported in the prior fiscal year. The effective tax rate for fiscal years 2010 and 2009 was 37.8% and 39.0%, respectively. The year-over-year decrease in our effective tax rate is due to the mix of income across domestic and foreign jurisdictions, and the favorable outcome of a routine IRS audit of our fiscal year 2008. These factors more than offset the negative effect of permanent differences arising from the above mentioned acquisition costs. Our effective tax rate is anticipated to range between 37.5% and 38.5% in fiscal year 2011.

Diluted earnings per share generated in fiscal year 2010 totaled $0.61, representing an increase of $0.19 per diluted share from the $0.42 per diluted share earned in the prior year. Earnings in fiscal year 2010 were negatively impacted by $0.37 per diluted share due as a result of restructuring charges and costs related to our acquisitions. Earnings in fiscal year 2009 were negatively impacted by $0.10 per diluted share due to restructuring charges.

Fiscal Year 2009 Compared with Fiscal Year 2008

The following table sets forth information comparing the components of net income for the year ended August 31, 2009 with the year ended August 31, 2008. Both dollar and percentage changes included within the tables below were calculated from our Consolidated and Combined Statements of Income:

(Dollars in millions)	Years Ended August 31,		Percent Change
	2009	2008
Net Sales	$501.0	$574.7	(12.8)%
Gross Profit	264.5	323.2	(18.2)%
Percent of net sales	52.8%	56.2%
Operating Profit	18.1	29.1	(37.8)%
Percent of net sales	3.6%	5.1%
Income before Provision for Taxes	15.2	26.0	(41.6)%
Percent of net sales	3.0%	4.5%
Net Income	$9.3	$16.3	(43.3)%

Net Sales

Net sales were $501.0 million for the year ended August 31, 2009 compared with $574.7 million generated in the prior fiscal year, representing a decrease of $73.7 million or 12.8%. Weakening demand in each of our markets resulted in volume-related sales declines of $76.1 million. Domestic unit volume was adversely impacted as we operated our North American core business with reduced direct sales force capacity. In addition to normal attrition, the reduction in selling capacity was attributable to modifications in sales force hiring practices and stricter enforcement of sales performance standards designed to increase productivity and set the stage for growth consistent with our strategic plans. Also, we experienced a decline in demand from the retail marketplace as well as from transportation and food related customers. Unfavorable foreign currency translation on international sales negatively impacted total net sales by an additional $16.0 million. These declines were partially offset by the realization of higher selling prices totaling approximately $18.4 million, primarily within our domestic markets.

Gross Profit

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2009	2008
Net Sales	$501.0	$574.7	$(73.7)	(12.8)%
Cost of Products Sold	236.5	251.5	(15.0)	(6.0)%
Percent of net sales	47.2%	43.8%
Gross Profit	$264.5	$323.2	$(58.7)	(18.2)%
Percent of net sales	52.8%	56.2%

Gross profit decreased $58.7 million, or 18.2%, to $264.5 million in fiscal year 2009 compared with $323.2 million in the prior fiscal year, which included a $1.2 million charge recorded during May 2008 to establish a reserve for inventory that was discontinued during that period. Declining sales volume coupled with higher raw material costs continued to place downward pressure on gross profit during fiscal year 2009. Gross profit margin of 52.8% in fiscal year 2009 decreased approximately 3.4% from that of the prior fiscal year. On a comparative year-to-date basis, raw material costs increased approximately $18.3 million. Our ability to capture higher selling prices offset these higher raw material costs. The impact of channel and product sales mix was responsible for approximately 80 basis points of the year’s decline in gross profit margin. Also, we significantly lowered finished goods inventories throughout fiscal year 2009. Lower inventory levels resulted in reduced manufacturing absorption, which adversely impacted gross profit margins by approximately 40 basis points. Additionally, fluctuation of foreign currencies relative to the U.S. dollar adversely impacted gross profit in fiscal year 2009 by approximately $8.9 million.

Operating Profit

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2009	2008
Gross Profit	$264.5	$323.2	$(58.7)	(18.2)%
Percent of net sales	52.8%	56.2%
Selling, Distribution, and Administrative Expenses	$243.0	$285.6	$(42.6)	(14.9)%
Restructuring Charges	3.4	8.5	(5.1)	(59.9)%
Operating Profit	$18.1	$29.1	$(11.0)	(37.8)%
Percent of net sales	3.6%	5.1%

Operating profit decreased $11.0 million, or 37.8%, in the year ended August 31, 2009 to $18.1 million from $29.1 million reported in fiscal year 2008. Operating margins generated during fiscal year 2009 were 3.6% compared with 5.1% in the prior year.

We reduced selling, distribution, and administrative expenses (“SD&A”) by an aggregate of $42.6 million during fiscal year 2009. The decline in net sales resulted in reduced variable selling costs of approximately $28.8 million. Such costs include commissions paid to sales representatives as well as customer freight. We incurred approximately $10.7 million less in expenses attributable to compensation-related costs including administrative salaries and bonuses. Our operating results benefited by approximately $3.8 million from the disciplined control of certain sales support costs. Also, we implemented an enterprise-wide cost containment initiative during the year resulting in savings separate from those mentioned above of approximately $5.8 million. This initiative focused upon reducing a variety of administrative expenses including, but not limited to, those pertaining to facility costs, telecommunications, travel, and consulting. Partially offsetting these cost reductions were $3.6 million in charges necessary to reflect the collection risk in the current economic environment associated with certain accounts receivable and $1.6 million in increased legal-related costs due primarily to the enforcement of our non-compete arrangements.

Operating profit during the year ended August 31, 2009 was adversely affected by charges recorded for restructuring and other special items totaling $3.4 million. During fiscal year 2009, we recorded a restructuring charge of $2.0 million pertaining to employee severance costs. Also, we continued with our facility consolidation initiatives and recorded restructuring charges in the second and fourth quarters of fiscal year 2009 totaling $1.4 million related to facility lease termination and consolidation costs. Operating profit during the year ended August 31, 2008 was adversely affected by charges recorded for restructuring and other special items totaling $10.0 million, of which approximately $1.5 million is included in cost of goods sold. Those charges were composed of severance related costs of $5.2 million, facility lease contract termination costs of approximately $3.3 million, and inventory discontinuance costs of $1.5 million.

Income before Provision for Taxes

(Dollars in millions)	Years Ended August 31,		Increase (Decrease)	Percent Change
	2009	2008
Operating Profit	$18.1	$29.1	$(11.0)	(37.8)%
Percent of net sales	3.6%	5.1%
Other Expense (Income)
Interest expense, net	$1.7	$2.8	$(1.2)	(41.9)%
Miscellaneous expense (income), net	$1.3	$0.3	$1.0	454%
Total Other Expense (Income)	2.9	3.1	(0.2)	(5.4)%
Income before Provision for Taxes	$15.2	$26.0	$(10.8)	(41.6)%
Percent of net sales	3.0%	4.5%

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

Diluted earnings per share generated in fiscal year 2009 totaled $0.43, representing a decline of $0.34 per diluted share from the $0.77 per diluted share earned in the prior year. Earnings in fiscal year 2009 were negatively impacted by $0.10 per diluted share due as a result of restructuring charges. Earnings in fiscal year 2008 were negatively impacted by $0.30 per diluted share due to restructuring charges.

Outlook

During fiscal 2011, we intend to take one or more of the following actions in pursuit of our strategic goals:

•

We intend to profitably grow the revenue of our sales and service organization by expanding the number of sales representatives focused on our key strategic verticals where the customers value the training and experience of our dedicated sales force. We will continue to invest in tools and training to further enhance the effectiveness of the sales organization; we will also develop new products and new marketing initiatives for targeted strategic end-markets;

•	We seek to diversify our business with retailers by utilizing a variety of owned and private label brands focused on the “pro” buyer;

•

We will expand our business in the distribution channel by offering industrial and specialty distributors a variety of owned and private label brands focusing on the category management strategies of the distributors. We will leverage the recently acquired assets and brands to further penetrate this channel;

•

We will improve and then expand our international operations leveraging the strengths of the Italian organization by more fully integrating our western European operations and look at acquisition opportunities to expand in other areas of Europe; and

•	We intend to grow through profitable, strategic acquisitions to expand our access to market and utilize the strength of our formulations and industry knowledge to accelerate our growth.

We are committed to transforming the business into a dynamic, market-driven enterprise that delivers superior products and customer service. Importantly, we believe we have made substantial improvements to our cost structure. In the near term, we will continue to invest in the business, organically as well as acquisitively, while leveraging our improved cost structure.

We believe that the success of our strategy in creating shareholder value will be measured by the following long-term financial objectives:

•	Revenue growth in excess of market growth rates;

•	Annualized EBITDA margin improvement of 50 basis points;

•	Annualized earnings per share increases of 11 – 13%; and

•	Returns on invested capital of greater than 15%.

These financial objectives are long term in nature and are expressed in terms of annualized improvement. We have previously stated that in the early phases of our transformation, we would likely experience inconsistency in meeting these objectives, and that we expect our financial results to fluctuate over time as we implement our strategy. Our progress towards these objectives was delayed by the deep and prolonged economic recession that began in December 2007 and worsened throughout the majority of our 2008 and 2009 fiscal years. However, as discussed in the previous sections, we made significant improvements to the business during the past three years, and we remain committed to achieving our previously stated long-term financial objectives.

We face potential execution risk with respect to accomplishing our strategic initiatives. We believe we are operating in a new economic reality following the recent, broad economic downturn, and the full impact on our customers is not yet known. While economists have declared an end to the recession, its effects are widely predicted to be felt for many months to come. Management believes markets reached through its sales rep organization, which include transportation, food, industrial manufacturing, and government, are strongly correlated to seasonally-adjusted manufacturing employment, overall employment levels and, to some degree, new motor vehicle sales. Sales into this channel are expected to remain soft for the foreseeable future, and we intend to continue managing the business in a way that is not predicated upon a near-term recovery. However, as volume growth returns, we expect to realize significant financial leverage due to our efforts to improve productivity and streamline the business.

Volatility in the commodities markets could have a negative impact on margins and volumes. Further, while we believe we have substantially completed the restructuring of our legacy operations, we may incur some costs during fiscal 2011 as we finalize our three-year plan to simplify our core. All this notwithstanding, we remain encouraged and believe the improvements to our cost structure should enable improvement in future EBITDA margins. We will continue to aggressively pursue each of the components of our strategic plan, and are committed to delivering long-term value to our shareholders as measured by our aforementioned, long-term financial objectives.

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

In June 2008, the FASB issued authoritative guidance which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance was effective for the Company on September 1, 2009 and requires all prior-period earnings per share data to be adjusted retrospectively. Certain of the Company’s equity awards are participating securities as defined by this guidance, and the Company has calculated earnings per share presented herein in accordance with the two-class method outlined within the new guidance. The adoption of this guidance is discussed further in Note 6 of Notes to Consolidated and Combined Financial Statements.

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

In December 2007, the FASB issued guidance pertaining to business combinations and requiring that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. This guidance is effective for business combinations transacted subsequent to a company’s first annual reporting period beginning after December 15, 2008, and therefore became effective for us on September 1, 2009. The acquisition of Amrep, Inc. was accounted for in accordance with purchase accounting rules, and requisite disclosure pursuant to those rules have been made in both the Consolidated and Combined Financial Statements and the accompanying notes thereto.

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

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an allowance for estimated uncollectible accounts to reflect losses anticipated on accounts receivable balances. The allowance is based on historical write-offs, an analysis of past due accounts based on the contractual terms of the receivables, and the economic status of customers, if known. Management believes that the allowance is sufficient to cover uncollectible amounts; however, there can be no assurance that unanticipated future business conditions of customers will not have a negative impact on our results of operations.

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

Share-Based Compensation Expense

We have adopted guidance requiring compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. We incurred $5.0 million, $3.8 million, and $4.4 million of share-based expense for the years ended August 31, 2010, 2009, and 2008, respectively. This guidance also requires forfeitures of share-based awards to be estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Expense related to share-based payments has been reduced for estimated forfeitures, and equity awards having graded vesting provisions are accounted for on a straight-line basis.

Share-based compensation regulation does not specify a preference for a type of valuation model to be used when measuring the fair value of share-based payments. We have historically used the Black-Scholes model in deriving the fair value estimates of stock option awards whose vesting are conditioned solely upon an award holders’ service to us, which includes all stock option awards outstanding as of August 31, 2010. The Black-Scholes model’s valuation inputs include an entity’s dividend yield, measure of expected volatility, estimated risk-free rate and an option’s expected life based on historical exercise behavior of award holders. Our dividend yield is calculated based on annual dividends paid and the trailing historical average closing stock price at the time of an award’s grant. For awards issued prior to the spin-off, expected volatility was based on historical volatility of Acuity Brands’ stock over the preceding number of years equal to the expected life of the options. Expected volatility for awards issued under Zep’s long-term incentive programs has been based on the volatilities of well-established guideline companies as well as our own historical volatility. We have begun phasing out the use of guideline companies as a determinant for volatility as our own trading history is established and becomes a more appropriate measure for expected volatility. We base our risk-free rate on the United States Treasury yield for a term equal to the expected life of the options at the time of grant. We have used historical exercise behavior data to determine the expected life of options. All inputs into the Black-Scholes model are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, though without impact to future reported net income. On September 1, 2009, the annual equity award grant for fiscal year 2010 was issued. This grant not only included restricted stock and stock option awards conditioned solely upon service, but also awards containing both service and market-based conditions (“performance awards”). Vesting of these performance awards is predicated in part upon on the attainment of certain stock appreciation targets. Our performance award’s fair value is determined using a Monte-Carlo simulation model that is able to accommodate stock price appreciation and other provisions of our performance awards.

As of August 31, 2010, there was $3.7 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of approximately two years. As of August 31, 2010, there was $2.8 million of total unrecognized compensation cost related to unvested options. That cost is also expected to be recognized over a weighted-average period of approximately two years. The majority of the share-based compensation expense generated through the administration of our share-based award programs does not affect Zep’s overall cash position. Therefore, certain of these expenses have been reflected as other non-cash charges within our Consolidated and Combined Statements of Cash Flows. Forfeitures were estimated based on historical experience. If factors change causing different assumptions to be made in future periods, compensation expense recorded pursuant to accounting rules governing the treatment of share-based compensation may differ significantly from that recorded in the current period. See Notes 2 and 7 of Notes to Consolidated and Combined Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options as well as for the financial implications associated with the accounting rules governing the treatment of share-based compensation.

Environmental Matters

We recognize expense for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual cost of resolving environmental issues may be higher or lower than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations. We are self-insured for most environmental matters. For more information concerning environmental matters affecting us and our approach towards such, please refer to Note 8 of Notes to Consolidated and Combined Financial Statements.

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

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results, expectations, or outcomes to differ materially from our historical experience and the historical experience of Acuity Brands as well as management’s present expectations or projections. These risks and uncertainties include, but are not limited to:

•	underlying assumptions or expectations related to the spin-off transaction proving to be inaccurate or unrealized;

•	customer and supplier relationships and prices;

•	competition;

•	ability to realize anticipated benefits from strategic or planning initiatives and the timing of related benefits, including initiatives and benefits pertaining to acquisitions;

•	market demand;

•	litigation and other contingent liabilities, such as environmental matters; and

•	economic, political, governmental, technological, and natural disaster related factors affecting the Company’s operations, tax rate, markets, products, services, and prices, among others.

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

Interest Rates. Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. Debt outstanding as of August 31, 2010 was attributable to facilities with variable interest rates. We have previously entered into interest rate swap arrangements with the intention to manage the variability of interest related cash flows associated with our variable-rate debt. While we may enter into similar instruments in the future, no such arrangements existed as of either August 31, 2010 or the date of this filing.

Based on our borrowings, the potential change in annual interest expense resulting from a hypothetical 10% fluctuation in market interest rates would be approximately $0.6 million. See Notes 2 and 5 of the Notes to Consolidated and Combined Financial Statements for additional information regarding our hedge instruments and long-term debt.

Foreign Exchange Rates. The majority of our net sales, expense, and capital purchases are transacted in United States dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to our operations in Canada and Europe. A hypothetical fluctuation in the Canadian dollar and Euro of 10% would impact operating profit by approximately $0.3 million and $0.4 million, respectively. The impact of these hypothetical currency fluctuations has been calculated in isolation from any response we would undertake to address such exchange rate changes in our foreign markets.

Fluctuations in Commodity Prices. The key raw materials used in our products are surfactants, polymers and resins, fragrances, water, solvents, and other petroleum-based materials and packaging materials. We do not engage in commodity hedging transactions for raw materials, though we have committed and will continue to commit to purchase certain materials for specified periods of time. Many of the raw materials that we use are petroleum-based and, therefore, subject to the availability and price of oil or its derivatives. Significant increases in the prices of our products due to increases in the cost of raw materials or packaging materials could have a negative effect on demand for products and on profitability. It is difficult to estimate the impact that pricing volatility in the commodities markets from which we source raw materials will have on our future earnings. We estimate the rising costs of raw materials negatively impacted our gross profit by approximately $18.3 million and $9.0 million in fiscal years 2009 and 2008, respectively. Raw material pricing experienced upward pressure during the second half of Zep’s fiscal year 2010. The cost of certain commodities, such as D-Limonene, an ingredient that is integral to citrus-based cleaners, continues to increase due to supply shortages. We have announced price increases and continue to evaluate new raw material suppliers to mitigate the impact of rising raw material costs. While we have generally been able to pass along these increases in cost in the form of higher selling prices for our products over time, failure to effectively manage future increases in the costs of these materials could adversely affect our operating margins and cash flow. Furthermore, there are a limited number of suppliers for some of our raw materials, packaging materials, and finished goods. Our profitability, volume, and cash flow could be negatively impacted by limitations inherent within the supply chain of certain of these materials, including competitive conditions, governmental issues, legal issues, natural disasters, and other events that could impact both the availability and price of the materials.

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

On January 4, 2010 we completed our acquisition of Amrep, Inc. As permitted by the Securities and Exchange Commission, management has elected to exclude Amrep from management’s assessment of the effectiveness of our internal control over financial reporting as of August 31, 2010. Total assets, total revenues, and net income of Amrep, Inc. represented 32%, 13%, and 19%, respectively, of our total assets, total revenues, and net income as reported in our consolidated financial statements as of and for the year ended August 31, 2010.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 31, 2010, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on this assessment of the Company’s internal control over financial reporting. This report, dated November 8, 2010, appears on page 44 of this Form 10-K.

/s/ JOHN K. MORGAN	/s/ MARK R. BACHMANN
John K. Morgan	Mark R. Bachmann
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Zep Inc.

We have audited the accompanying consolidated balance sheets of Zep Inc. and subsidiaries as of August 31, 2010 and 2009, and the related consolidated and combined statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zep Inc. and subsidiaries at August 31, 2010 and 2009, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended August 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zep Inc.’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 8, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

November 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Zep Inc.

We have audited Zep Inc.’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zep Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Amrep, Inc., which is included in the 2010 consolidated financial statements of Zep Inc. and constituted 32% of total assets as of August 31, 2010 and 13% and 19% of total revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Zep Inc. also did not include an evaluation of the internal control over financial reporting of Amrep, Inc.

In our opinion, Zep Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zep Inc. as of August 31, 2010 and 2009, and the related consolidated and combined statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2010 of Zep Inc. and our report dated November 8, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

November 8, 2010

Zep Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per-share data)

	August 31,
	2010	2009
Current Assets:
Cash and cash equivalents	$25,257	$16,651
Accounts receivable, less reserve for doubtful accounts of $4,995 and $4,955 at August 31, 2010 and 2009, respectively	90,827	85,060
Inventories	53,192	39,618
Prepayments and other current assets	9,779	6,772
Deferred income taxes	8,188	7,859

Total Current Assets	187,243	155,960

Property, Plant, and Equipment, at cost:
Land	4,504	3,289
Buildings and leasehold improvements	58,224	56,191
Machinery and equipment	94,172	84,940

Total Property, Plant, and Equipment	156,900	144,420
Less accumulated depreciation and amortization	90,026	89,945

Property, Plant, and Equipment, net	66,874	54,475

Other Assets:
Goodwill	53,764	31,871
Identifiable intangible assets	30,271	69
Deferred income taxes	861	5,989
Other long-term assets	3,835	1,254

Total Other Assets	88,731	39,183

Total Assets	$342,848	$249,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,000	$12,000
Accounts payable	51,390	41,062
Accrued compensation	21,322	15,398
Other accrued liabilities	29,124	25,064

Total Current Liabilities	116,836	93,524
Long-term debt, less current maturities	77,150	28,650

Deferred income taxes	2,140	371

Self-insurance reserves, less current portion	5,420	7,262

Other long-term liabilities	19,129	10,546

Commitments and Contingencies (see Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 21,335,922 and 21,159,127 shares issued and outstanding at August 31, 2010 and August 31, 2009, respectively	213	212
Paid-in capital	85,316	80,034
Retained earnings	25,052	15,061
Accumulated other comprehensive income	11,592	13,958

Total Stockholders’ Equity	122,173	109,265

Total Liabilities and Stockholders’ Equity	$342,848	$249,618

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

(In thousands, except per-share data)

	Years Ended August 31,
	2010	2009	2008
Net Sales	$568,512	$501,032	$574,724
Cost of Products Sold	285,335	236,513	251,542

Gross Profit	283,177	264,519	323,182
Selling, Distribution, and Administrative Expenses	247,759	242,083	285,592
Restructuring Charges	8,213	3,422	8,527
Acquisition Costs	3,353	—	—
Loss on Disposal of Fixed Assets	—	925	—

Operating Profit	23,852	18,089	29,063
Other Expense (Income):
Interest expense, net	1,957	1,653	2,846
Accelerated debt issuance cost on debt extinguishment	428	—	—
Miscellaneous expense (income), net	(244)	1,252	226

Total Other Expense	2,141	2,905	3,072

Income before Provision for Income Taxes	21,711	15,184	25,991
Provision for Income Taxes	8,207	5,924	9,669

Net Income	$13,504	$9,260	$16,322

Earnings Per Share:
Basic Earnings per Share	$0.62	$0.43	$0.76

Basic Weighted Average Number of Shares Outstanding	21,271	21,057	20,862

Diluted Earnings per Share	$0.61	$0.42	$0.75

Diluted Weighted Average Number of Shares Outstanding	21,738	21,290	21,252

Dividends Declared per Share	$0.16	$0.16	$0.12

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended August 31,
	2010	2009	2008
Cash Provided by (Used for) Operating Activities:
Net income	$13,504	$9,260	$16,322
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	10,268	6,960	6,882
Loss on disposal of fixed assets	1,583	925	—
Excess tax benefits from share-based payments	(366)	(758)	(777)
Other non-cash charges	4,379	3,152	3,161
Changes in assets and liabilities:
Accounts receivable	1,304	13,295	(5,103)
Inventories	2,532	10,854	(4,653)
Deferred income taxes	(1,360)	114	(996)
Prepayments and other current assets	(2,553)	443	(1,937)
Accounts payable	1,616	(4,851)	8,669
Accrued compensation and other current liabilities	4,691	(7,904)	6,315
Self insurance reserves and other long-term liabilities	(2,971)	(2,118)	(574)
Other assets	1,396	1,066	(874)

Net Cash Provided by Operating Activities	34,023	30,438	26,435

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(9,776)	(7,517)	(9,176)
Acquisitions	(63,736)	—	—
Other investing activities	—	—	124

Net Cash Used for Investing Activities	(73,512)	(7,517)	(9,052)

Cash Provided by (Used for) Financing Activities:
Proceeds from revolving credit facilities	148,000	66,800	96,700
Repayment of borrowings from revolving credit facilities	(96,500)	(85,300)	(49,724)
Proceeds from Receivables Facility	15,000	—	—
Repayment of Receivables Facility	(15,000)	—	—
Payment to Acuity Brands, Inc. upon separation	—	—	(62,500)
Stock issuances	521	709	381
Excess tax benefits from share-based payments	366	758	777
Dividend payments	(3,513)	(3,463)	(2,596)
Repayments of other long-term debt	—	—	(326)
Net activity with Acuity Brands, Inc. prior to separation	—	—	4,876

Net Cash Provided by (Used for) Financing Activities	48,874	(20,496)	(12,412)

Effect of Exchange Rate Changes on Cash	(779)	(302)	415

Net Change in Cash and Cash Equivalents	8,606	2,123	5,386
Cash and Cash Equivalents at Beginning of Period	16,651	14,528	9,142

Cash and Cash Equivalents at End of Period	$25,257	$16,651	$14,528

Supplemental Cash Flow Information:
Income taxes paid during the year	$8,578	$6,243	$6,843
Interest paid during the year	$2,299	$1,730	$2,394

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands)	Parent’s Equity	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity	Comprehensive Income
Balance as of August 31, 2007	$61,518	—	$—	$—	$—	$13,316	$74,834
Net income earned prior to spin-off	4,462	—	—	—	—	—	4,462	$4,462
Net income earned subsequent to spin-off	—	—	—	—	11,860	—	11,860	11,860
Change in unrealized loss on cash flow hedge, (net of tax of $50)	—	—	—	—	—	(76)	(76)	(76)
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	—	1,978	1,978	1,978

Comprehensive income	—	—	—	—	—	—	—	$18,224

Net transaction with Acuity Brands, Inc	4,876	—	—	—	—	—	4,876
Consummation of spin-off transaction on October 31, 2007, including distribution of Zep Inc. common stock by Acuity Brands, Inc	(70,856)	20,811	208	70,648	—	—	—
Amortization, issuance, and forfeitures of restricted stock grants and stock options	—	129	2	2,792	—	—	2,794
Deferred compensation plan	—	2	—	427	—	—	427
Employee stock purchase plan issuances	—	14	—	317	—	—	317
Stock option exercises	—	2	—	64	—	—	64
Dividend payments	—	—	—	—	(2,596)	—	(2,596)
Tax effect on stock options and restricted stock	—	—	—	777	—	—	777

Balance at August 31, 2008	$—	20,958	$210	$75,025	$9,264	$15,218	$99,717
Net income	—	—	—	—	9,260	—	9,260	$9,260
Change in unrealized loss on cash flow hedge, (net of tax of $143)	—	—	—	—	—	(250)	(250)	(250)
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	—	(1,010)	(1,010)	(1,010)

Comprehensive income	—	—	—	—	—	—	—	$8,000

Net transaction with Acuity Brands, Inc	—	—	—	792	—	—	792
Amortization, issuance, and forfeitures of restricted stock grants and stock options	—	130	2	2,656	—	—	2,658
Deferred compensation plan	—	4	—	94	—	—	94
Employee stock purchase plan issuances	—	23	—	272	—	—	272
Stock option exercises	—	44	—	437	—	—	437
Dividend payments	—	—	—	—	(3,463)	—	(3,463)
Tax effect on stock options and restricted stock	—	—	—	758	—	—	758

Balance at August 31, 2009	$—	21,159	$212	$80,034	$15,061	$13,958	$109,265
Net income	—	—	—	—	13,504	—	13,504	$13,504
Reclassification of unrealized loss on cash flow hedge, (net of tax of $190)	—	—	—	—	—	326	326	326
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	—	(2,692)	(2,692)	(2,692)

Comprehensive income	—	—	—	—	—	—	—	$11,138

Amortization, issuance, and forfeitures of restricted stock grants and stock options	—	177	1	3,822	—	—	3,823
Deferred compensation plan	—	—	—	573	—	—	573
Employee stock purchase plan issuances	—	—	—	160	—	—	160
Stock option exercises	—	—	—	361	—	—	361
Dividend payments	—	—	—	—	(3,513)	—	(3,513)
Tax effect on stock options and restricted stock	—	—	—	366	—	—	366

Balance at August 31, 2010	$—	21,336	$213	$85,316	$25,052	$11,592	$122,173

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 1: Description of Business, Distribution and Basis of Presentation

Description of the Business and Distribution

Zep Inc. (“Zep” or the “Company”) is a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well recognized brand names, some of which have been in existence since we were founded in 1937. The Company’s product portfolio, which is produced using more than 4,000 unique formulations, includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems and a wide variety of automotive maintenance chemicals. Zep sells its products through a direct-sales organization, to consumers primarily through home improvement stores and to large national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. Management believes that Zep is the leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. As the result of recent acquisitions, the Company has established a strong presence in the industrial distribution market.

The spin-off of Zep by Acuity Brands, Inc. (“Acuity Brands”) became effective during Zep’s fiscal year 2008 on October 31, 2007 (the “Distribution Date”) through a distribution of 100% of the common stock of Zep to Acuity Brands’ stockholders (the “Distribution”). The stock dividend of one share of Zep common stock for every two shares of Acuity Brands common stock was distributed on a pro rata basis to holders of record of Acuity Brands common stock at the close of business on October 17, 2007, which was the record date for the Distribution. No fractional shares of Zep common stock were distributed. Instead of fractional shares, Zep stockholders received cash. Following the Distribution, Acuity Brands does not own any shares of Zep as the spin-off rendered Zep an independent public company. In conjunction with the separation of their businesses, Zep and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the Agreement of Plan of Distribution, which we refer to as the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement. The Internal Revenue Service has issued a private letter ruling supporting the spin-off’s tax-free status, and Zep continues to conduct its operations in a manner that is compliant with the conditions set forth by that ruling. Zep and Acuity Brands have also received an opinion from their external counsel supporting the spin-off’s tax-free status.

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

Basis of Presentation

The Company’s Consolidated and Combined Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and present its financial position, results of operations, and cash flows. The financial statements and other financial information in this Form 10-K related to periods ending on or after the Distribution Date are presented on a consolidated basis and include the accounts of Zep and its majority-owned subsidiaries.

The financial statements and related financial information pertaining to periods preceding the Distribution Date have been presented on a combined basis and reflect the results of those entities that were ultimately transferred to us as part of the spin-off. Prior to the spin-off, certain functions, including

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

treasury, tax, executive and employee benefits, financial reporting, risk management, legal, corporate secretary and investor relations, were historically managed by the corporate division of Acuity Brands on behalf of its subsidiaries. The assets, liabilities and expenses related to the support of these centralized corporate functions have been allocated to us on a specific identification basis to the extent possible. Otherwise, allocations related to these services were primarily based upon an estimate of the proportion of corporate amounts applicable to us given our contribution to our consolidated parent company’s revenues and employee base. Allocation ratios derived from these contribution factors are similar in amount and remained consistent throughout the historical periods presented. Examples of expenses that were allocated in accordance with these proportional estimates include charges related to accounting and legal services undertaken to ensure the consolidated parent company’s compliance with various regulatory requirements as well as the salaries of certain corporate officers and employees. In the opinion of management, the assumptions and allocations have been made on a reasonable and appropriate basis under the circumstances. Management believes that amounts allocated to Zep reflect a reasonable representation of the types of costs that would have been incurred if we had performed these functions as a stand-alone company. However, as estimation is inherent within the aforementioned allocation process, these combined financial statements do not include all of the actual amounts that would have been incurred had we been a stand-alone entity during the periods presented. The combined financial statements reflect an allocation of debt and related interest expense, as further described in Note 5 to the Notes to Consolidated and Combined Financial Statements.

During the first quarter of fiscal year 2010, Zep renegotiated the terms of its contract with its licensee in France. Separately, the Company executed a release agreement with this party that addressed historical business transactions. Zep received a one-time, $1.1 million payment pursuant to this release agreement, all of which was recognized within Net Sales on our Consolidated and Combined Statements of Income during the year ended August 31, 2010.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions, which in fiscal year 2008 and prior include estimates of Acuity Brands’ costs allocated to Zep, that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Zep considers time deposits and marketable securities purchased with an original maturity of three months or less to be cash equivalents, which are included in the accompanying balance sheets at fair value.

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an allowance for estimated uncollectible accounts to reflect losses anticipated on accounts receivable balances. The allowance is based on historical write-offs, an analysis of past due accounts based on the contractual terms of the receivables, and the economic status of customers, if known. Management believes that the allowance is sufficient to cover uncollectible amounts; however, there can be no assurance that unanticipated future business conditions of customers will not have a negative impact on the Company’s results of operations. Accounts receivable are written off against the allowance for estimated uncollectible accounts should the Company conclude their collection is improbable. Expense recorded in connection with our allowance for estimated uncollectable accounts totaled $2.9 million, $5.6 million, and $2.5 million for the years ended August 31, 2010, 2009, and 2008, respectively.

Concentrations of Credit Risk

Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using Zep’s products, as well as their dispersion across many different geographic areas. Receivables due from The Home Depot, the Company’s largest single customer, were approximately $10.0 million, $12.7 million and $13.1 million as of the years ended August 31, 2010, 2009, and 2008, respectively. Additionally, net sales to The Home Depot accounted for approximately 10%, 11% and 10% of our total net sales during the fiscal years ended August 31, 2010, 2009, and 2008, respectively. No other single customer accounted for more than 10% of combined receivables at August 31, 2010.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt and related derivative instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values due to their short-term nature.

As discussed further in Note 5 of Notes to Consolidated and Combined Financial Statements, debt levels pertaining to periods prior to the Distribution and reflected within Zep’s historical Consolidated Balance Sheets reflect assumptions regarding prospective debt issuances based upon Zep’s anticipated financial condition on or about the time of the spin-off. Therefore, it is not practicable to make estimates regarding the fair value of the Company’s outstanding indebtedness prior to the Distribution. The majority of our indebtedness related to periods subsequent to the Distribution was transacted through borrowings made under our revolving credit facilities. The Company estimates that the carrying value of all of its outstanding debt obligations approximates fair value based on the variable nature of interest rates associated with the indebtedness.

We entered into four interest rate swap arrangements during the fourth quarter of fiscal year 2008 effectively swapping the variable interest rate associated with $20 million of borrowings made under the revolving credit facility that was in effect at that time for fixed rates ranging from 3.2% to 3.5%. These interest rate swaps, all of which matured in June 2010, were derivative instruments and were accounted for as cash flow hedges. The objective of these hedges was to manage the variability of interest related cash flows associated with variable-rate debt subject to these hedge instruments. There was no ineffectiveness related to the change in fair value of our cash flow hedges. The instruments generated an immaterial amount of unrealized losses that have been recorded net of tax within Accumulated Other Comprehensive Income on our Consolidated and Combined Statements of Stockholders’ Equity and Comprehensive Income. The estimated fair values of our derivative instruments were calculated based on market rates. These instruments were valued using pricing models based upon market observable inputs such as yield curves, and such inputs are classified as Level 2 inputs under accounting guidance governing fair value disclosures. Cash flow hedge instruments may be affected by counterparty creditworthiness and market conditions. However, we minimized such risk exposures for by limiting counterparties to large banks and financial institutions that meet established credit guidelines. Given all hedge instruments outstanding during the majority of our fiscal year 2010 matured prior to the August 31, 2010 balance sheet date, there was no risk of loss to the Company as a result of counterparty default as of that date. While we may enter into similar instruments in the future, no such arrangements existed as of either August 31, 2010 or the date of this filing.

Inventories

Inventories, which include materials, direct labor, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	2010	2009
Raw materials and supplies	$14,559	$12,814
Work in progress	867	448
Finished goods	40,339	28,968

	55,765	42,230
Less: Reserves	(2,573)	(2,612)

	$53,192	$39,618

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Goodwill and Identifiable Intangible Assets

As of August 31, 2010, Zep’s Consolidated Balance Sheets reflect a total of $53.8 million in goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Approximately $21.0 million is attributable to the fiscal 1997 acquisition of Enforcer Products, Inc. On January 4, 2010, Zep acquired Amrep, Inc. (“Amrep”) for a cash purchase price of approximately $63.5 million. Under the purchase method of accounting, Zep has made an allocation of the closing purchase price to Amrep’s net tangible and intangible assets based on their estimated fair values as of the January 4, 2010. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as Goodwill within the Consolidated Balance Sheets. Goodwill is not deductible for income tax purposes. The acquisition of Amrep is discussed further in Note 3 of Notes to Consolidated and Combined Financial Statements.

Zep tests goodwill for impairment on an annual basis in the fiscal fourth quarter or sooner if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of the reporting unit, Zep, with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the fair value, the second step of the test requires a calculation of possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. If the calculated fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary.

Zep’s market capitalization, market multiple and recent transaction values of peer companies, and projected discounted cash flows are considered each year when determining the Company’s fair value. Zep’s fair value exceeded its carrying value, including goodwill, in the fiscal year 2010 impairment analysis, and the second step of the impairment test was not required. Further, Zep has not historically had to perform the second step of this annual impairment test, and the Company has not previously been required to record an impairment charge to properly state the value of its goodwill.

Changes in the carrying amount of Goodwill during fiscal years 2009 and 2008 are summarized as follows:

Balance as of August 31, 2008	$32,034
Currency translation adjustments	(163)

Balance as of August 31, 2009	$31,871
Acquisitions	22,112
Currency translation adjustments	(219)

Balance as of August 31, 2010	$53,764

Zep’s identifiable intangible assets primarily include the customer relationships, patents and formulations acquired through the purchase of Amrep during Zep’s fiscal year 2010. Of the total $63.5 million purchase price exchanged for Amrep, a preliminary estimate of approximately $31.4 million was

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

allocated to identifiable intangible assets. Amortization of intangible assets with finite lives is recognized over their estimated useful lives using an amortization method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The straight-line method is used for customer relationships. As a result of the negligible attrition rate in Zep’s customer base, the difference between the straight-line method and attrition methods is not considered significant. The estimated useful lives for the Company’s intangible assets range from 17 to 18 years. The Company determined acquired trademarks have an indefinite useful life.

Summarized information for the Company’s acquired intangible assets is as follows:

	August 31, 2010		August 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer relationships	$23,841	$(1,114)	$—	$0
Patents and formulations	5,264	(24)	84	(21)

Total	$29,105	$(1,138)	$84	$(21)

Indefinite-lived intangible assets:
Trademarks	$2,304	—	$6	—

Total as of August 31, 2010	$31,409	$(1,138)	$90	$(21)

The amortization expense associated with acquired definite-lived intangible assets established as of August 31, 2010 is expected to approximate $1.7 million during each of the next five years.

Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	2010	2009
Deferred compensation and postretirement benefits(1)	$3,057	$2,902
Liabilities related to uncertain income tax positions(2)	1,476	1,465
Environmental remediation liabilities(3)	12,067	2,700
Restructuring related reserves(4)	1,018	1,746
Miscellaneous(5)	1,511	1,733

	$19,129	$10,546

(1)	Postretirement benefits—The Company adopted a non-qualified deferred compensation plan effective October 31, 2007 for the benefit of eligible employees. The deferred compensation plan administered by the Company provides for elective deferrals of an eligible employee’s compensation, which are matched with contributions from the Company as stipulated by the plan. In addition, the plan provides for an automatic contribution by the Company ranging from 3% to 5% of an eligible employee’s compensation. The majority of the activity associated with these programs is recorded through corresponding short-term liability accounts. See Note 7 of Notes to Consolidated and Combined Financial Statements for more information regarding this plan.
(2)	Liabilities related to uncertain income tax positions—The Company guidance pertaining to uncertain income tax positions effective September 1, 2007, and accordingly recognized a liability totaling $1.6 million. The amount is almost entirely offset by a corresponding receivable recorded within Other long-term assets pursuant to the terms of the tax disaffiliation agreement entered into between us and our former parent company. See Note 10 of Notes to Consolidated and Combined Financial Statements for more information regarding this pronouncement’s adoption.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

(3)	Environmental remediation liabilities—In May 2007, the Company recorded a $5.0 million pretax charge representing its best estimate of costs associated with a Company-initiated remediation plan addressing subsurface contamination identified at a manufacturing facility located in Atlanta, Georgia. Zep also maintains an $11.9 million liability representing its best estimate of costs associated with Amrep Inc.’s environmental remediation efforts. Amrep was acquired by Zep on January 4, 2010. The portion of this reserve related to amounts the Company expects to expend after fiscal year 2011 is classified within Other long-term liabilities. See Note 8 of Notes to Consolidated and Combined Financial Statements for more information regarding the Company’s environmental remediation efforts.
(4)	Restructuring related reserves—The Company established accruals for facility lease termination costs associated with its restructuring activities during fiscal years 2010 and 2009. The portion of these accruals associated with payments expected to occur subsequent to fiscal 2010 have been appropriately classified as long-term. See Note 9 of Notes to Consolidated and Combined Financial Statements for more information regarding the Company’s restructuring activities.
(5)	Miscellaneous—These amounts represent a number of liabilities that will be settled beyond fiscal 2011, the most substantial of which pertains to deferred rents associated with facility lease agreements containing escalating rent clauses.

Shipping and Handling Fees and Costs

Zep includes shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities and distribution centers are generally recorded in Cost of Products Sold. Certain customer-related shipping and handling costs are included in Selling, Distribution, and Administrative Expenses, and those costs totaled $36.0 million, $31.5 million, and $38.6 million for the fiscal years ended August 31, 2010, 2009, and 2008 respectively.

Share-Based Compensation

The Company has adopted guidance governing the accounting for share-based compensation. This guidance requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the estimated fair value of the equity or liability instrument issued. These accounting rules also require that forfeitures be estimated over the vesting period of the instrument.

Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into the Company’s Director Deferred Compensation Plan and the Company’s Supplemental Deferred Savings Plan. Zep incurred $5.0 million, $3.8 million, and $4.4 million of share-based expense, which includes an estimate of forfeitures, for the fiscal years ended August 31, 2010, 2009, and 2008, respectively. Zep did not capitalize any expense related to share-based payments and has recorded share-based expense within Selling, Distribution, and Administrative Expenses. Equity awards having graded vesting provisions are accounted for on a straight-line basis. The majority of the share-based compensation expense generated through the administration of the Company’s award programs does not affect Zep’s overall cash position. Therefore, certain of these expenses have been reflected as other non-cash charges within the Company’s Consolidated and Combined Statements of Cash Flows. Share-based compensation accounting rules require that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits of $0.4 million were included in the financing activities of the Company’s Consolidated and Combined Statements of Cash Flows for the year ended August 31, 2010. See Note 7 of Notes to Consolidated and Combined Financial Statements for more information regarding the Company’s share-based incentive programs.

Depreciation

Property, Plant, and Equipment is stated at cost. For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

(20 to 40 years for buildings and 5 to 12 years for machinery and equipment) while accelerated depreciation methods are used for income tax purposes. Depreciation expense totaled $9.1 million, $6.9 million, and $6.9 million for the years ended August 31, 2010, 2009, and 2008, respectively. Leasehold improvements are amortized over the life of the lease or the useful life of the improvement, whichever is shorter.

As of August 31, 2010, Prepayments and other current assets in the Company’s Consolidated Balance Sheets included $3.2 million of fixed assets classified as held-for-sale. In the fourth quarter of fiscal year 2010, the Company put up for sale Amrep’s Lancaster, Texas property as manufacturing activities at that location have been transferred to other Zep facilities. Further detail regarding this action is included within Note 9 of Notes to Consolidated and Combined Financial Statements.

Research and Development

Research and development costs, which are included in Selling, Distribution, and Administrative Expenses in the Company’s Consolidated and Combined Statements of Income, are expensed as incurred. Research and development expenses ranged between $1.5 million and $2.5 million during the three years ended August 31, 2010.

Advertising

Advertising costs are expensed as incurred and are included within Selling, Distribution, and Administrative Expenses in the Company’s Consolidated and Combined Statements of Income. These costs totaled $2.4 million, $2.4 million, and $1.9 million during the fiscal years ended August 31, 2010, 2009, and 2008, respectively.

Foreign Currency Translation

The functional currency for the foreign operations of Zep is the local currency. The translation of foreign currencies into United States dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate each month during the year. The gains or losses resulting from the translation are included in Comprehensive Income in the Consolidated and Combined Statements of Stockholders’ Equity and Comprehensive Income and are excluded from net income. Expense recognized in connection with transactions denominated in foreign currencies and included within Income before Provision for Income Taxes within Zep’s Consolidated and Combined Statements of Income totaled $0.2 million, $1.2 million, and $0.3 million for the years ended August 31, 2010, 2009, and 2008, respectively.

Interest Expense, Net

Interest expense, net, is composed primarily of interest expense on the Company’s variable-rate debt instruments, partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	Years Ended August 31,
	2010	2009	2008
Interest expense	$2,005	$1,791	$3,081
Interest income	(48)	(138)	(235)

Interest expense, net	$1,957	$1,653	$2,846

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

On July 15, 2010, the Company entered into a $320 million five-year senior, secured credit facility (the “2010 Credit Facility”) with a syndicate of lenders. The 2010 Credit Agreement replaced the Company’s prior revolving credit agreement, which it entered into on October 19, 2007, and its prior receivables financing agreement, which it entered into on October 14, 2009. In fiscal year 2010 the Company’s Consolidated and Combined Statements of Income reflect $0.4 million of previously capitalized debt issuance cost that were accelerated in connection with the replacement of the Company’s former debt facilities within Accelerated debt issuance cost on debt extinguishment. See Note 5 of Notes to Consolidated and Combined Financial Statements for more information regarding our debt.

Miscellaneous Expense (Income), Net

Miscellaneous expense (income), net, is composed primarily of gains or losses on foreign currency transactions.

Recently Adopted Accounting Standards

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

In June 2008, the FASB issued authoritative guidance which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance was effective for the Company on September 1, 2009 and requires all prior-period earnings per share data to be adjusted retrospectively. Certain of the Company’s equity awards are participating securities as defined by this guidance, and the Company has calculated earnings per share presented herein in accordance with the two-class method outlined within the new guidance. The adoption of this guidance is discussed further in Note 6 of Notes to Consolidated and Combined Financial Statements.

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

In December 2007, the FASB issued guidance pertaining to business combinations and requiring that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

allowances and acquired income tax uncertainties after the measurement period impact income tax expense. This guidance is effective for business combinations transacted subsequent to a company’s first annual reporting period beginning after December 15, 2008, and therefore became effective for us on September 1, 2009. The acquisition of Amrep was accounted for in accordance with purchase accounting rules, and requisite disclosure pursuant to those rules have been made in both the Consolidated and Combined Financial Statements and the accompanying notes thereto.

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

Note 3: Acquisitions

On January 4, 2010 (the “Closing Date”), Zep acquired Amrep, a specialty chemical formulator and packager focused in the automotive, fleet maintenance, industrial/MRO supply, institutional supply, and motorcycle markets. Amrep was acquired for an initial cash purchase price (the “Closing Purchase Price”) of approximately $64.4 million. In May 2010, Zep received a return of purchase price totaling $0.9 million pursuant to an agreement involving the final determination of Amrep’s Closing Date working capital. The return of cash effectively reduced the purchase price of Amrep to $63.5 million, and was offset against Goodwill within the Company’s Consolidated Balance Sheets. In August 2010, the Company established a liability of $0.2 million for a life insurance-related obligation of Amrep’s that was generated prior to the Closing Date but that did not become known until after the acquisition. The liability effectively increased Goodwill by that same amount. Zep believes the acquisition of Amrep to be an important strategic step in the Company’s efforts to utilize distribution to expand its presence in a number of end markets while minimizing channel conflict through the manufacture of both private branded products and national brands. Borrowings of $49.4 million and $15.0 million were drawn from the Company’s revolving credit facility and receivables facility (each are discussed further in Note 5 of Notes to Consolidated and Combined Financial Statements), respectively, in order to finance the initial Closing Purchase Price.

The operating results of Amrep have been included in the Company’s consolidated financial statements commencing as of the Closing Date. Management continues to gather additional information about the fair value of Amrep’s acquired assets and liabilities. Accordingly, the allocation of the purchase price presented herein, including amounts recorded as goodwill and intangible assets is preliminary. As discussed in Note 13 of Notes to Consolidated and Combined Financial Statements, on September 15, 2010, Zep filed income tax returns for Amrep’s 2009 tax year. The filing of these tax returns concurrently generated a tax payable whose amount was determinable based upon the amended terms of the purchase agreement, and that is due from Zep to Amrep’s former owners. The amount of the payable, which is approximately $0.5 million, was not known until September 2010. The final allocation

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

of the Closing Purchase Price will include this first quarter fiscal year 2011 event, and may include other adjustment as this process is finalized. A summary of the preliminary purchase price allocation as of August 31, 2010 inclusive of the aforementioned final $0.9 million working capital settlement, and $0.2 million adjustment to Goodwill due to the aforementioned life insurance obligation is as follows:

Cash and cash equivalents	$21
Inventory	16,552
Other current assets	10,049
Property, plant and equipment	16,528
Net deferred tax liabilities	(7,928)
Accrued environmental remediation costs	(12,200)
Other liabilities assumed	(13,032)

Total net tangible assets:	$9,990
Identifiable intangible assets
Customer relationships	23,841
Patents and formulations	5,264
Trademarks	2,304
Goodwill	22,112

Total preliminary estimated purchase price allocation	$63,511

Of the total purchase price, a preliminary estimate of approximately $31.4 million has been allocated to identifiable intangible assets. The value allocated to customer relationships will be amortized on a straight-line basis over a period of 18 years. The value allocated to patents and technology will be amortized on a straight-line basis over a period of 17 years. The Company determined acquired trademarks have an indefinite useful life.

Net sales reflected in the Consolidated and Combined Statements of Income for the three and twelve months ended August 31, 2010 include $29.7 million and $76.7 million, respectively, of sales generated by Amrep subsequent to the acquisition. Income before Provision for Income Taxes reflected in the Consolidated and Combined Statements of Income for the three and twelve months ended August 31, 2010 includes $1.8 million and $4.2 million, respectively, of earnings generated by Amrep subsequent to the acquisition. All costs associated with advisory, legal and other due diligence-related services consumed in connection with acquisition-related activity have been expensed as incurred in accordance with purchase accounting rules. These costs are disclosed as Acquisition Costs within our Consolidated and Combined Statements of Income.

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

Pro Forma Results of Operations	Three Months Ended August 31,		Years Ended August 31,
	2010	2009	2010	2009
Net Sales	$161,370	$161,876	$603,448	$606,438
Net Income	$2,112	$7,328	$15,633	$3,523
Basic Earnings per Share	$0.10	$0.17	$0.73	$0.35
Diluted Earnings per Share	$0.09	$0.17	$0.72	$0.34

The unaudited pro forma results for the year ended August 31, 2009 include pre-tax charges totaling $10.6 million recorded by Amrep in connection with environmental remediation efforts. A discussion of environmental remediation-related liabilities assumed in the transaction is provided within Note 8 of the Notes to Consolidated Financial Statements.

Note 4: Employee Benefit Plans

Zep maintains a qualified defined contribution plan to which both employees and the Company make contributions. The cost to Zep for this plan during the years ended August 31, 2010, 2009, and 2008 was $1.8 million, $1.2 million and $2.7 million, respectively. Employer matching amounts are allocated in accordance with plan participants’ elective deferral investments. We instituted a temporary suspension of our match of employee contributions into our defined contribution plans during the second quarter of fiscal year 2009. We restored one-half of the employer match component of our defined contribution plans during the fourth quarter of fiscal year 2009; full reinstatement of the employer matching contribution benefit occurred beginning in January 2010. Plan participants may invest a percentage of their contributions into a Zep common stock fund. At August 31, 2010, assets of the Company’s defined contribution plan included shares of Zep common stock with a market value of approximately $2.7 million, which represented approximately 2.1% of the total fair market value of the assets in Zep’s defined contribution plan on that date.

Zep also maintains a non-qualified deferred compensation plan for the benefit of eligible employees. The deferred compensation plan administered by the Company provides for elective deferrals of an eligible employee’s compensation, which are matched with contributions from the Company as stipulated by the plan. In addition, the plan provides for an automatic supplemental contribution by the Company ranging from 3% to 5% of an eligible employee’s compensation, unless otherwise determined by the Board of Directors. The employer matching and supplemental contribution components of this plan were also suspended during the second quarter of fiscal year 2009, and these components were reinstated during October 2009. See Note 7 of Notes to Consolidated and Combined Financial Statements for more information regarding this plan.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 5: Debt Obligations

The Company’s indebtedness and credit arrangements consisted of the following at the end of our two most recent fiscal years:

	August 31, 2010	August 31, 2009
Short-term borrowings:
Revolving credit facility	$7,500	$12,000
Term loan borrowings	7,500	—

	15,000	12,000

Long-term borrowings:
Term loan	$75,000	$—
Industrial revenue bonds	7,150	7,150
Revolving credit facility	10,000	33,500

	92,150	40,650
Less: Current maturities of long-term debt	15,000	12,000

	$77,150	$28,650

Future maturities of our outstanding debt obligations are as follows for fiscal years ending August 31:

Amount
2011	$17,500
2012	7,500
2013	11,250
2014	11,250
2015	37,500
Thereafter	7,150

$92,150

Further detail regarding each of the above mentioned debt instruments, including amounts outstanding under each as of August 31, 2010, is provided below. On July 15, 2010, the Company entered into a $320 million five-year senior, secured credit facility (the “2010 Credit Facility”) with a syndicate of lenders. The 2010 Credit Facility is comprised of a revolving loan facility that provides for advances in the initial aggregate principal amount of up to $245 million and a term loan in the initial aggregate principal amount of $75 million. The Company may, at its option and subject to customary conditions, request an increase in the aggregate principal amount available under the 2010 Credit Facility by an additional $30 million. Borrowings under the 2010 Credit Facility are secured by a lien on substantially all of the Company’s and the Company’s domestic subsidiaries’ owned real and personal property. The 2010 Credit Facility will mature on July 15, 2015, at which time all amounts outstanding thereunder will be due and payable. The Company is required to make quarterly payments with respect to the principal amount of the term loan, beginning on November 30, 2010.

The 2010 Credit Agreement replaced the Company’s prior revolving credit agreement, which it entered into on October 19, 2007, and its prior receivables financing agreement, which it entered into on October 14, 2009. In connection with the termination of the prior financing arrangements, the Company

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

borrowed approximately $97 million under the 2010 Credit Facility to repay all outstanding indebtedness under the prior agreements. The Company incurred a non-cash charge of $0.4 million associated with the write-off of the unamortized deferred financing costs upon the termination of the prior financing arrangements.

Amounts outstanding under the 2010 Credit Facility bear interest at an “Alternate Base Rate” or a “Eurocurrency Rate”. Alternate Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (A) JPMorgan Chase Bank’s prime rate, (B) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus 0.5% or (C) the Adjusted LIBO Rate (as defined below) for a one month interest period plus 1% (the “Alternate Base Rate”), and (ii) an applicable margin that ranges from 1.25% to 2.50% based on our leverage ratio. Eurocurrency Rate advances outstanding bear interest at a rate based upon the London interbank offered rate for the interest period multiplied by a statutory reserve rate, plus an applicable margin that ranges from 2.25% to 3.50% based upon the Company’s leverage ratio (plus any mandatory costs) (the “Adjusted LIBO Rate”).

Zep is required to pay certain fees in connection with the 2010 Credit Facility. For example, the Company must pay an annual commitment fee. This fee is payable quarterly in arrears and is determined by our leverage ratio as defined in the 2010 Credit Facility. This facility fee ranges from 0.4% to 0.5% of the unused portion of the $320 million commitment of the lenders under the 2010 Credit Facility. Additionally, the Company is also required to pay certain fees to the Administrative Agent for administrative services. Facility and commitment fees paid by Zep during fiscal 2010 under the 2010 Credit Facility and its predecessor facilities totaled $0.4 million.

The 2010 Credit Facility contains customary covenants and default provisions, including, but not limited to, financial covenants, limitations on liens and the incurrence of debt, covenants to preserve corporate existence and comply with laws and covenants regarding the use of loans made pursuant to the 2010 Credit Facility. The financial covenants include a maximum leverage ratio, which is the ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), of 3.75 to 1.0, and a minimum fixed charge coverage ratio, which is the ratio of EBITDA (minus certain items) to fixed charges, of 1.25 to 1.0.

As of August 31, 2010, $2.5 million of the total $10.0 million in borrowings made under the 2010 Credit Facility have been reflected within Long-term debt, less current maturities on our Consolidated Balance Sheets given our current intent and ability to settle $2.5 million of those borrowings in periods subsequent to August 31, 2011. Under the terms of the 2010 Credit Facility, the Company may refinance all amounts borrowed under its 2010 Credit Facility until 2015. Therefore, the short- and long-term classification of debt on our Consolidated Balance Sheets may fluctuate not only in response to repayment of those amounts, but also concurrent with changes in the Company’s projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the 2010 Credit Facility and its predecessor facility approximated 0.2% during the fiscal year 2010. As of August 31, 2010 we had additional borrowing capacity under the 2010 Credit Facility of $223.5 million, which represents the full amount of the 2010 Credit Facility less the aforementioned borrowings, amounts drawn under the term loan portion of that facility and outstanding letters of credit totaling $11.5 million that have been issued under the 2010 Credit Facility.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Industrial Revenue Bonds

The industrial revenue bonds due 2018 were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in DeSoto, Texas. Pursuant to a loan agreement between the Company and the DeSoto Industrial Development Authority, the Company is required to pay the principal and interest on the bonds. The bonds currently bear interest at a weekly rate. The interest rate during the twelve months ended August 31, 2010 and August 31, 2009 averaged 0.4% and 1.3%, respectively. The outstanding principal amount of the bonds is payable upon their maturity in 2018. The payment of principal and interest on the bonds is secured by an irrevocable letter of credit issued by Wachovia Bank, National Association.

Letters of Credit

The Company has issued outstanding letters of credit totaling $11.5 million primarily for the purpose of providing credit support for its industrial revenue bonds, securing collateral requirements under its casualty insurance programs as well as supporting certain environmental obligations. These letters of credit were issued under the 2010 Credit Facility as of August 31, 2010, thereby reducing the total availability under the facility by such amount.

Note 6: Common Stock and Related Matters

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

Common and Preferred Stock

Zep has 500 million shares of common stock, par value $0.01 per share, and 50 million shares of preferred stock (“Preferred Stock”), authorized as of August 31, 2010. No shares of preferred stock were issued as of that date.

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

Earnings per Share

On September 1, 2009, the Company retrospectively adopted an accounting pronouncement which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share. The application of this guidance to each of the basic and diluted earnings per share computations for the two years ended August 31, 2010 effectively reduced those computations by $0.01. The application of this guidance to each of the basic and diluted earnings per share computations for the year ended August 31, 2008 effectively reduced those computations by $0.02.

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

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The following table reflects basic and diluted earnings per common share for the three years ended August 31, 2010:

	Years Ended August 31,
	2010	2009	2008
Basic earnings per share:
Net income	$13,504	$9,260	$16,322
Less: Allocation of earnings and dividends to participating securities	(282)	(216)	(476)

Net income available to common shareholders—basic	$13,222	$9,044	$15,846
Basic weighted average shares outstanding	21,271	21,057	20,862

Basic earnings per share	$0.62	$0.43	$0.76

Diluted earnings per share:
Net income available to common shareholders—basic	$13,222	$9,044	$15,846
Add: Undistributed earnings reallocated to unvested shareholders	3	1	3

Net income available to common shareholders—diluted	$13,225	$9,045	$15,849
Basic weighted average shares outstanding	21,271	21,057	20,862
Common stock equivalents (stock options and restricted stock)	467	233	390

Diluted weighted average shares outstanding	21,738	21,290	21,252

Diluted earnings per share	$0.61	$0.42	$0.75

For the year ended August 31, 2008, we excluded from our earnings per share calculation less than 0.1 million common stock equivalents because their effect was anti-dilutive. For the years ended August 31, 2010 and 2009, we excluded from our earnings per share calculation 0.4 million and 0.7 million common stock equivalents, respectively, because their effect was anti-dilutive.

Note 7: Share-Based Incentive Programs

2010 Omnibus Incentive Plan.

On January 7, 2010, the Company’s shareholders approved the Zep Inc. 2010 Omnibus Incentive Plan (the “2010 Incentive Plan”), under which 4,300,000 shares of Common Stock are reserved for issuance. The number of shares available for issuance under the 2010 Incentive Plan is reduced on a share-for-share basis by the number of shares reserved for issuance with respect to stock options, stock appreciation rights, restricted stock awards, performance share awards and stock unit awards that were issued under the 2007 LTIP (as defined below). The 2010 Incentive Plan provides specific limitations on the size of grants that any one participant in the 2010 Incentive Plan may receive. Pursuant to the 2010 Incentive Plan, the Compensation Committee (the “Committee”) of the Company’s Board of Directors is authorized to issue awards consisting of stock options, stock appreciation rights, restricted stock and/or restricted unit awards, performance stock and/or unit awards and cash-based awards to eligible employees, non-employee directors and outside consultants.

Stock options granted under the 2010 Incentive Plan may be either non-qualified stock options or incentive stock options. The exercise price of stock options may not be less than the fair market value of

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

the common stock on the date of grant. Generally, all options granted under the 2010 Incentive Plan have terms of ten years. Options granted by the Committee in fiscal 2010 generally vest over four years. Vested options held by terminated employees allow for exercise periods of three months following termination. Restricted stock and/or units granted under the 2010 Incentive Plan generally vest proportionately over four years. The fair value of restricted stock awards is measured based on their date of grant fair market value, and the related compensation expense is recognized over a requisite service period equal to the awards’ vesting period. Performance-based restricted stock and/or units granted under the 2010 Incentive Plan become vested upon the attainment of a stock appreciation target and a specific vesting date. The fair value of Zep’s performance awards is determined using Monte-Carlo simulation valuation model that is able to accommodate stock price appreciation and other provisions of our performance awards. At August 31, 2010, 1.8 million options to purchase shares of Zep common stock, 0.5 million restricted stock awards and units, and 0.1 million performance-based restricted stock awards and units were outstanding under the 2010 Incentive Plan, including those that were previously issued and outstanding under the 2007 LTIP.

The 2010 Incentive Plan replaced the Zep Inc. Long-Term Incentive Plan (the “2007 LTIP”), which was established on October 31, 2007, in connection with the spin-off and which is described in more detail below. The 2007 LTIP was terminated as of the date the stockholders approved the 2010 Incentive Plan, except that such termination did not affect any grants or awards outstanding under the 2007 LTIP or prior plans. Shares previously reserved for issuance under the 2007 LTIP that remained available for grants under the 2007 LTIP and any shares subject to awards under the 2007 LTIP that subsequently are forfeited, cancelled or expire unexercised are available for issuance under the 2010 Incentive Plan.

A total of 1.4 million shares were available for grant under the 2010 Incentive Plan at August 31, 2010. Forfeited shares and shares that are exchanged to pay taxes due upon exercise of stock options or the release of awards are returned to the pool of shares available for grant.

2007 Long-Term Incentive Plan

The 2007 LTIP was replaced by the 2010 Incentive Plan described above. The 2007 LTIP permitted the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to key personnel and directors. Generally, stock options awarded pursuant to the 2007 LTIP were issued with exercise prices equal to the fair market value of the Company’s common stock on the date of the grant, vested proportionately over a four-year period, and were exercisable for ten years from the grant date. Restricted shares of Zep’s common stock awarded under the 2007 LTIP generally vested proportionally over a four-year period. The fair value of restricted stock awards was measured based on their date of grant fair market value, and the related compensation expense was recognized over a requisite service period equal to the award’s vesting period.

Restricted Stock Awards

The majority of restricted stock awards issued to employees under the 2010 Incentive Plan, including those issued under the 2007 LTIP and upon conversion of pre-spin equity awards, vest over a four-year period. Restricted stock awards issued to our non-employee directors vest over a three-year period. The fair value of restricted stock at the date of grant is equal to the closing stock price on that date.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Restricted stock transactions during the years ended August 31, 2008, 2009 and 2010 can be summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at August 31, 2007	121	$34.13

Granted	465	$12.71
Vested	(61)	$9.92
Forfeited	(15)	$13.32

Outstanding at August 31, 2008	510	$12.85

Granted	112	$17.25
Vested	(146)	$12.84
Forfeited	(46)	$13.07

Outstanding at August 31, 2009	430	$14.42

Granted	113	$17.39
Vested	(163)	$14.14
Forfeited	(20)	$16.63

Outstanding at August 31, 2010	360	$15.38

As of August 31, 2010, there was $3.7 million of total unrecognized compensation cost related to unvested restricted stock of Zep employees. That cost is expected to be recognized over a weighted-average period of two years. The total fair value of shares vested during the years ended August 31, 2010, 2009, and 2008, was approximately $3.2 million, $2.4 million and $2.4 million, respectively.

Performance Stock Awards

The performance-based stock awards (the “Performance Stock”) issued to employees under the 2010 Incentive Plan generally vest upon the achievement of stock price targets (each a “Stock Appreciation Target”) and target dates (each a “Target Date”), in each case as specified at the time of the award. The Stock Appreciation Targets may be met at any time during a period, generally four years, beginning on the grant date and ending on the last Target Date. If, upon the final Target Date, some or all of the Stock Appreciation Targets have not been achieved, the then unvested shares of Performance Stock will become fully vested as of the final Target Date if our stock price over the period following the grant date equals or exceeds the return an index or peer group specified at the time of the award over the same period. Any shares of Performance Stock not otherwise vested on the last Target Date will be forfeited. Upon the achievement of each Stock Appreciation Target, the recipient of the award will be entitled to receive dividends or similar distributions on, and be entitled to vote, the shares of common stock underlying the corresponding Performance Stock.

Generally, achievement of a particular Stock Appreciation Target occurs when the average closing price of our common stock on the New York Stock Exchange for 20 consecutive trading days, on a rolling basis, is equal to or exceeds the particular Stock Appreciation Target. If a Stock Appreciation Target is achieved prior to the corresponding Target Date, then that Stock Appreciation Target will be considered

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

to have been met, regardless of changes in the price of a share of our common stock that occurs later. The fair value of a Performance Stock award at the date of grant is derived using a Monte-Carlo simulation model. The Company first granted Performance Stock awards on September 1, 2009 with respect to fiscal 2010. Performance Stock transactions during the year ended August 31, 2010 can be summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at August 31, 2009	—	$—

Granted	96	13.09
Vested	—	—
Forfeited	(2)	13.82

Outstanding at August 31, 2010	94	$13.47

As of August 31, 2010, there was $0.5 million of total unrecognized compensation cost related to unvested Performance Stock awards. That cost is expected to be recognized over a weighted-average period of three years.

The following weighted average assumptions were used to estimate the fair value Performance Stock awards (“PSA’s”) issued by the Company in fiscal years ended August 31:

2010
Dividend yield	1.1%
Expected volatility	43.68%
Risk-free interest rate	1.98%
Weighted-average fair value of PSA’s granted in Tranche 1	$13.61
Weighted-average fair value of PSA’s granted in Tranche 2	$13.17
Weighted-average fair value of PSA’s granted in Tranche 3	$12.82
Weighted-average fair value of PSA’s granted in Tranche 4	$12.43

Stock Options

The fair value of each option is estimated on the date of grant using the Black-Scholes model. The dividend yield was calculated based on annual dividends paid and the trailing historical average closing stock price at the time of grant. For awards issued prior to the spin-off, expected volatility was based on historical volatility of the Acuity Brands’ stock over the preceding number of years equal to the expected life of the options. Expected volatility for awards issued under Zep’s long-term incentive programs has been based on the volatilities of well-established guideline companies as well as our own historical volatility. We have begun phasing out the use of guideline companies as a determinant for volatility as the Company’s own trading history is established and becomes a more appropriate measure for expected volatility. The Company bases our risk-free rate on the United States Treasury yield for a term equal to the expected life of the options at the time of grant. The Company has used historical exercise behavior data to determine the expected life of options. All inputs into the Black-Scholes model are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, though without impact to future reported net income.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The following weighted average assumptions were used to estimate the fair value of stock options awarded by the Company in fiscal years ended August 31:

	2010	2009	2008
Dividend yield	1.1%	1.0%	1.2%
Expected volatility	40.9%	33.2%	31.0%
Risk-free interest rate	2.3%	3.1%	3.8%
Expected life of options	5 years	5 years	5 years
Weighted-average fair value of options granted	$5.35	$5.43	$3.77

Stock option transactions during the years ended August 31, 2008, 2009, and 2010 can be summarized as follows:

	Outstanding (share data in thousands)		Exercisable (share data in thousands)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2007	69	$23.36	69	$23.36

Acuity Brands, Inc. options converted at the spin-off	314	$9.11
Granted	1,058	$12.54
Exercised	(23)	$9.33
Forfeited	(7)	$12.52

Outstanding at August 31, 2008	1,411	$11.66	234	$8.71

Granted	410	$17.52
Exercised	(44)	$10.07
Forfeited	(268)	$13.41

Outstanding at August 31, 2009	1,509	$12.99	539	$10.44

Granted	330	$15.18
Exercised	(50)	$9.32
Forfeited	(31)	$14.45

Outstanding at August 31, 2010	1,758	$13.48	782	$11.87

Range of option exercise prices through August 31, 2010:
$ 4.00 – $10.00 (average life – 4.6 years)	295	$9.39	295	$9.39
$10.00 – $15.00 (average life – 7.4 years)	784	$12.48	397	$12.45
$15.00 – $20.00 (average life – 8.5 years)	672	$16.33	90	$17.48
$20.00 – $22.00 (average life – 9.4 years)	7	$21.93	—	$—

The total intrinsic value of options exercised during the years ended August 31, 2010, 2009, and 2008 was $0.5 million, $0.2 million and $0.2 million, respectively. The total intrinsic value of options outstanding, expected to vest, and exercisable as of August 31, 2010 was $6.9 million, $6.7 million, and $4.3 million, respectively. As of August 31, 2010, there was $2.8 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately two years. The weighted-average remaining contractual terms of options outstanding and currently exercisable as of August 31, 2010 were approximately seven years and six years, respectively.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Share Units

In fiscal year 2008, the Company adopted the Zep Inc. Nonemployee Director Deferred Compensation Plan. The Company requires its Directors to defer at least 50% of their annual retainer into this program, and our Directors may defer additional amounts at their election. Under this plan, share deferrals are valued at fair market value at the date of deferral. Of the 300,000 shares reserved for issuance under this plan, approximately 2,460 have been issued. As of August 31, 2010, approximately 42,000 share units were accounted for in this plan.

The Company also maintains a non-qualified deferred compensation program that was adopted in fiscal year 2008—the Zep Inc. Supplemental Deferred Savings Plan. This program provides for elective deferrals of an eligible employee’s compensation. These deferrals may be matched with contributions from the Company as stipulated by the plan. In addition, when participants defer a minimum of 1% of base salary, the plan provides for a supplemental contribution by the Company ranging from 0% to 5% of an eligible employee’s compensation, unless otherwise determined by the Board of Directors. The employer-matching and supplemental-contribution components of this plan were suspended during the second quarter of fiscal year 2009 and reinstated during October 2009. Share unit deferrals resulting from the match and supplemental contributions provided by the Company are valued at their fair market value at the date of deferral and are ultimately distributed to plan participants in stock. Associates may also elect to defer salary and/or bonus into the share units. Of the 400,000 shares of the Company’s common stock reserved under the plan, approximately 3,900 have been issued. As of August 31, 2010 approximately 35,000 fully vested share units were accounted for in this plan.

Employee Stock Purchase Plan

In fiscal year 2008, the Company adopted the Zep Inc. Employee Stock Purchase Plan for the benefit of eligible employees. Under the plan, employees are able to purchase the Company’s common stock at a 5% discount on a monthly basis. Discounts received under this plan are not compensatory. Of the 200,000 shares of the Company’s common stock reserved for purchase under the plan, approximately 150,000 shares remained available as of August 31, 2010. Eligible employees may participate at their discretion.

Note 8: Commitments and Contingencies

Self-Insurance

It is the policy of Zep to self-insure, up to certain limits, risks including workers’ compensation, comprehensive general liability, and auto liability. As of August 31, 2008, Zep’s self-insured retention for each claim involving workers’ compensation, comprehensive general liability (including toxic tort and other product liability claims), and auto liability was limited to $0.5 million per occurrence of such claims. However, due to the Company’s historical claims experience our comprehensive general liability self-insurance retention limits have been increased to $1.5 million for claims per occurrence incurred after August 31, 2008. Based on Zep’s estimate of the aggregate liability for claims incurred, a provision for claims under this self-insured program is revised and recorded annually. This estimate is derived from both internal and external sources including but not limited to Zep’s independent actuary. Zep is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($0.5 million per occurrence) and business interruptions resulting from such loss and lasting three days or more in duration. Based on the Company’s historical claims experience, the retention limits stipulated

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

by policies addressing physical loss to properties located in North America have been increased to $1.0 million per occurrence for claims incurred after August 31, 2008. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Zep is fully self-insured for certain other types of liabilities, including environmental, product recall, patent infringement and errors and omissions.

Zep is also self-insured for the majority of its medical benefits plans. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised annually, as necessary.

Leases

Zep leases certain of its buildings and equipment under non-cancelable operating lease agreements. Certain of these operating lease agreements contain rent escalation clauses. The Company expenses rent on a straight-line basis over the life of our leases, which commences on the date we have the right to control leased property. Minimum lease payments under noncancelable leases for years subsequent to August 31, 2010, are as follows: 2011—$7.7 million; 2012—$6.3 million; 2013—$5.4 million; 2014—$4.6 million; 2015—$3.3 million; after 2015—$3.4 million.

Rent expense totaled $7.9 million in 2010, $8.1 million in 2009, and $12.2 million in 2008. The Company has undertaken restructuring activities that have resulted in the recording of facility lease contract termination cost. These activities and their related costs are discussed further in Note 8 of Notes to Consolidated and Combined Financial Statements.

Collective Bargaining Agreements

Certain of Zep’s employees are covered by collective bargaining agreements, which renew periodically. The collective bargaining agreement covering certain employees at the Company’s manufacturing facility on Seaboard Industrial Boulevard and our primary distribution center in Atlanta, Georgia is scheduled to renew during fiscal year 2011.

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

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Environmental Matters Pertaining to Zep’s Historical Operations

The Company’s operations are subject to federal, state, local, and foreign laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous waste, and the remediation of contaminated sites. Permits and environmental controls are required for certain of our operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. We will incur capital and operating costs relating to environmental compliance on an ongoing basis. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial. While management believes that the Company is currently in substantial compliance with all material environmental laws and regulations, and has taken reasonable steps to ensure such compliance, there can be no assurance that the Company will not incur significant costs to remediate violations of such laws and regulations, particularly in connection with acquisitions of existing operating facilities, or to comply with changes in, or stricter or different interpretations of, existing laws and regulations. Such costs could have a material adverse effect on the Company’s results of operations.

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

Zep is currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by the Company have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which Zep has been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party either: (1) Zep is one of many other identified generators who have reached an agreement regarding the allocation of costs for cleanup among the various generators and Zep’s potential liability is not material; (2) Zep has been identified as a potential generator and the sites have been remediated by the EPA or by a state for a cost that is not material; or (3) other generators have cleaned up the site and have not pursued a claim against Zep and Zep’s liability, if any, would not be material.

Zep owns and operates property located on Seaboard Industrial Boulevard in Atlanta, Georgia where the Company has been named as a potentially responsible party. Zep and the current and former owners of adjoining properties have agreed to share the expected costs and responsibilities of implementing a Corrective Action Plan, approved in 2004, under the Georgia Hazardous Site Response Act (“HSRA”) to periodically monitor property along a nearby stream for a period of five years, which ended in December 2009. Monitoring actions will continue until the Georgia Environmental Protection Division (the “EPD”) notifies the Company that such activities are no longer necessary. Further, the Company has executed a Consent Order with the EPD covering this remediation. On November 23, 2009, the EPD approved the Corrective Action Plan submitted by the Company to address the subsurface contamination north of Seaboard Industrial Boulevard. The Company continues to actively remediate the subsurface contamination in compliance with the approved Corrective Action Plan.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

In May 2007, the Company accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with subsurface remediation, primarily to remove contaminants from soil underlying one of our manufacturing facilities, and other related environmental issues. While over approximately the next twenty years Zep could expend an amount ranging up to $10.0 million on these efforts, management’s best estimate of remediation costs continues to be $5.0 million. To date, we have expended approximately $2.0 million of the $5.0 million reserve established in May 2007. Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate. We arrived at the current estimates on the basis of studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

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

As of August 31, 2010, the liabilities presented within Zep’s Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $11.7 million, which represents Zep’s best estimate of costs associated with the aforementioned Amended Corrective Action Plan, primarily to remediate contaminants in soil and ground water underlying the Marietta manufacturing facility and affected adjacent properties, and other related environmental issues. While over approximately the next twenty years Zep could expend an amount ranging up to $18.0 million on these efforts, management’s best estimate of remaining remediation costs continues to be $11.7 million. Further sampling, engineering studies, and/or changes in regulatory requirements could cause revision to the current estimate. The initially recorded $12.0 million estimate was derived on the basis of studies prepared by independent third party environmental consulting firms. To date, the Company has expended approximately $0.3 million of what was an initial $12.0 million reserve established in December 2009. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation designed to address the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Additionally, Amrep previously conducted manufacturing operations at an unrelated property in Georgia that has since been sold. Pursuant to the terms of the sale, Amrep, and therefore Zep, has retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address the sub-surface contamination and, at this time, does not anticipate costs associated with future remediation efforts will be material. As of August 31, 2010, accruals associated with this effort totaled approximately $0.2 million. However, the actual cost of remediation could vary depending upon the results of additional testing and geological studies and the rate at which site conditions may change. Finally, management is preparing a plan to address the sub-surface contamination at a Texas manufacturing location owned by Amrep, and, at this time, does not anticipate the costs associated with future remediation efforts will be material. These estimates could change, however, based upon the response of the Texas Commission on Environmental Quality to that plan.

Guarantees and Indemnities

As further discussed in our Note 1 of Notes to Consolidated and Combined Financial Statements, in conjunction with the separation of their businesses, Zep and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement.

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

Note 9: Restructuring Charges

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

During the first quarter of fiscal year 2009, the Company recorded an additional $1.9 million restructuring charge composed of severance costs. The Company’s employee severance actions are collectively expected to affect approximately 330 employees, and the majority of related payments are expected to be settled during the next 12 months. In the second quarter of fiscal year 2009, the

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Company recorded a charge of $1.1 million as it exited two additional facilities, and, in accordance with guidance governing the accounting for costs associated with exit or disposal activities, adjusted sub-lease rental income assumptions associated with the above mentioned fiscal year 2008 facility closure. In the fourth quarter of fiscal year 2009, Zep recorded a pretax restructuring charge of $0.4 million for costs associated with severances and facility consolidation.

During fiscal year 2010, Restructuring Charges recorded within Zep’s Consolidated and Combined Statements of Income reflect 1) the consolidation of the Company’s logistics branch network, which has been substantially completed, 2) the further streamlining of the Company’s organizational structure, which resulted in the reduction of non-sales headcount, and 3) the continued integration of Zep and Amrep’s manufacturing capabilities. Zep recorded facility consolidation-related pretax restructuring charges of approximately $2.1 million in fiscal year 2010. The Company recorded $4.2 million in severance-related pretax restructuring costs during fiscal year 2010.

In the fourth quarter of fiscal year 2010, Zep’s aerosol production facility was closed and volumes were transferred to Amrep’s Marietta, Georgia manufacturing location. The Company also put up for sale Amrep’s Lancaster, Texas property as manufacturing activities at that location have been transferred to other Zep facilities. Finally, the Company outsourced its specialty blending production. We recorded an impairment charge totaling $1.6 million in the fourth quarter of fiscal year 2010 to state fixed assets at fair value (determined based upon market value) as they could not be used in their full capacity, if at all, subsequent to these restructuring actions. Other miscellaneous restructuring charges totaled $0.4 million during the fourth quarter of fiscal year 2010.

Also, approximately $0.4 million of inventory value was either written down or written off in the fourth quarter of fiscal year 2010 as the Company restructured its logistics network and manufacturing operations. This inventory charge was recorded within Cost of Products Sold within the fiscal year 2010 Consolidated and Combined Statements of Income.

The fiscal 2010 changes to our restructuring reserve (included within Accrued compensation and Other accrued liabilities on the Consolidated Balance Sheets) are summarized as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2008	$4,082	$3,130
Restructuring charges recorded during fiscal 2009	2,017	1,405
Payments made from restructuring reserves	(4,038)	(1,323)

Balance as of August 31, 2009	$2,061	$3,212
Restructuring charges recorded during fiscal 2010	4,224	2,009
Payments made from restructuring reserves	(2,074)	(1,788)

Balance as of August 31, 2010	$4,211	$3,433

Note 10: Income Taxes

Zep accounts for income taxes using the asset and liability approach as prescribed by ASC 740, Income Taxes. This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

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

The provision for income taxes consists of the following components:

	Years Ended August 31,
	2010	2009	2008
Provision for current federal taxes	$6,942	$3,804	$7,678
Provision for current state taxes	949	643	936
Provision for current foreign taxes	1,707	1,296	3,489
Provision for deferred taxes	(1,391)	181	(2,434)

Total provision for income taxes	$8,207	$5,924	$9,669

A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2010	2009	2008
Federal income tax computed at statutory rate	$7,599	$5,314	$9,097
State income tax, net of federal income tax benefit	90	388	504
Permanent differences	251
Foreign permanent differences and rate differential	29	259	208
Change in valuation allowance	125	67	(76)
Other, net	113	(104)	(64)

Total provision for income taxes	$8,207	$5,924	$9,669

The Company recorded deferred tax liabilities in conjunction with the acquisition disclosed separately within the notes herein which are included in the net deferred income tax asset at August 31, 2010. Components of the net deferred income tax asset at August 31, 2010 and 2009 include:

	2010	2009
Deferred Income Tax Liabilities:
Depreciation	$(6,782)	$(3,637)
Goodwill and intangibles	(10,737)	(762)
Other liabilities	(1,629)	(552)

Total deferred income tax liabilities	$(19,148)	$(4,951)

Deferred Income Tax Assets:
Self-insurance	3,251	4,075
Deferred compensation	4,441	3,864
Foreign tax losses	929	950
Environmental Reserve	5,411	1,369
Other accruals not yet deductible	10,712	8,274
Other assets and tax losses	2,641	1,233

Total deferred income tax assets	27,385	19,765
Valuation allowance	(1,464)	(1,337)

Net deferred income tax asset	$6,773	$13,477

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

Deferred tax assets were partially offset by valuation allowances of $1.5 million at August 31, 2010 and $1.3 million at August 31, 2009. The Company’s deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits of state tax credits and foreign capital loss carryforwards. In 2010, the Company recognized a net increase in its valuation allowance of $0.1 million reflecting a decrease in the expected realizable value of state tax credits. In 2009, the Company recognized a net increase in its valuation allowance of less than $0.1 million reflecting a decrease in the expected realizable value of state tax credits.

At August 31, 2010 domestic net operating loss carryforwards, which expire in tax year 2029, were approximately $2.6 million, and certain other domestic state net operating loss carryforwards, which expire from tax year 2012 to 2026, were $9.0 million. At August 31, 2010, foreign net operating and capital loss carryforwards, the majority of which have no expiration, were approximately $1.6 million. Additionally, the Company has state tax credit carryforwards of approximately $1.7 million, which will expire between 2013 and 2020.

In June 2006, the FASB issued ASC 740-10 (formerly FIN 48), which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return.

The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. We adopted this pronouncement effective September 1, 2007. Federal and state income tax liabilities relating to periods prior to the spin-off remain the responsibility of Acuity Brands pursuant to the tax disaffiliation agreement, and, therefore, the adoption of this pronouncement had a de minimis impact on our results from operations and financial position during the twelve months ended August 31, 2008. As of the adoption date, we had gross tax-effected unrecognized tax benefits (including interest and penalties) of $1.1 million, none of which, if recognized, would affect our effective tax rate due to the offsetting receivable from Acuity Brands provided for in the tax disaffiliation agreement. In our results from operations during the twelve months ended August 31, 2010 and August 31, 2009, we recognized less than $0.2 million additional income tax expense in each respective period related to changes in gross tax-effected unrecognized tax benefits, including interest and penalties.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of August 31, 2010, we had gross tax-effected unrecognized tax benefits of $1.5 million (including interest and penalties of $0.2 million), of which $0.4 million, if recognized, would affect our effective tax rate due to the offsetting receivable from Acuity Brands provided for in the tax disaffiliation agreement. Interest and penalties recognized had a de minimis impact on our fiscal year 2009 operating results due to the offsetting receivable from Acuity Brands. There are no significant increases or decreases to the amount of unrecognized tax benefits anticipated within the next twelve months.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at August 31, 2008	$1,350
Additions based on tax positions related to the current year	182
Reductions based on tax positions related to the current year	—
Additions for tax positions of prior years	160
Reductions for tax positions of prior years	(283)
Reductions for settlements with taxing authorities	(36)
Reductions for closings of statutes of prior years	(122)

Balance at August 31, 2009	$1,251
Additions based on tax positions related to the current year	331
Reductions based on tax positions related to the current year	(3)
Additions for tax positions of prior years	18
Reductions for tax positions of prior years	(141)
Reductions for settlements with taxing authorities	(105)
Reductions for closings of statutes of prior years	(102)

Balance at August 31, 2010	$1,249

We conduct business globally, and as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including various jurisdictions in Europe, Canada and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for tax years before 2006, or non-U.S. income tax examinations for tax years before 2005.

Note 11: Quarterly Financial Data (Unaudited)

	Net Sales	Gross Profit	Income Before Taxes	Net Income	Basic Earnings Per Share(1)	Diluted Earnings Per Share(1)
2010(2)
1st Quarter	$126,751	$69,892	$8,707	$5,420	$0.25	$0.25
2nd Quarter	127,350	59,976	980	738	0.03	0.03
3rd Quarter	153,041	75,552	8,628	5,234	0.24	0.23
4th Quarter	161,370	77,757	3,396	2,112	0.10	0.09

2009(3)
1st Quarter	$129,161	$67,801	$(2,453)	$(1,545)	$(0.07)	$(0.07)
2nd Quarter	114,608	58,732	(1,511)	(942)	(0.04)	(0.04)
3rd Quarter	122,961	66,302	8,674	5,407	0.25	0.25
4th Quarter	134,302	71,684	10,474	6,340	0.30	0.29

(1)	Basic and diluted earnings per share are calculated independently for each of the quarters presented in accordance with ASC No. 260, Earnings per Share. Therefore, the sum of quarterly basic and diluted earnings per share may not total annual basic and diluted earnings per share. On September 1, 2009, we retrospectively adopted an accounting pronouncement which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share. See Note 6 of Notes to Consolidated and Combined Financial Statements for further detail.

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

(2)	As discussed in Note 3 of Notes to Consolidated and Combined Financial Statements, Amrep’s purchase price has been allocated to Amrep’s net tangible and intangible assets based on their estimated fair values as of the January 4, 2010 closing date of the acquisition. The estimated fair value of acquired finished goods inventories exceeded the historical net book value for such goods by $0.9 million. As a result of this step-up in asset basis, the Company recognized an increase of cost of goods sold totaling $0.5 million in the last two months of the second quarter of fiscal year 2010. The remainder of this inventory sold through during Zep’s third fiscal quarter; subsequently, the mark up of acquired finished goods inventory will not impact Zep’s operating results.

Acquisition costs reflect advisory, legal and other due diligence-related services incurred in connection with acquisition-related activity. Acquisition costs associated with Amrep and recognized in Zep’s fiscal second quarter totaled $1.6 million. Acquisition costs associated with the recently purchased Waterbury Companies and Niagara National totaled $2.2 million during the fourth quarter of fiscal year 2010, which included a one-time $0.4 million acceleration of previously capitalized financing costs that were recorded as interest expense when the Company replaced its credit arrangements with a single, expanded facility. This recapitalization was necessary to finance the Company’s acquisitive growth initiatives. All such costs are expensed as incurred pursuant to purchase accounting.

During the fourth quarter of fiscal year 2010, Zep and Amrep consolidated manufacturing operations among its Atlanta, Georgia and Dallas, Texas-area facilities. The value of certain inventory, primarily raw materials, was written-down or written-off in accordance with these consolidation efforts. Also, during fiscal year 2010, our SG&A expenses were impacted we recorded $8.2 million in restructuring charges primarily related to the cost of severances and selling branch and manufacturing facility consolidations.

The impact of these charges and costs are included within the fiscal year 2010 quarterly data presented within the above listed table.

(3)	During the first quarter of fiscal year 2009, Zep’s management initiated actions necessary to reduce non-sales headcount by 5%. Accordingly, we recorded a net pretax charge of $1.9 million during the three months ended November 30, 2008. This charge was entirely composed of severance related costs. In the second quarter of fiscal year 2009, the Company recorded a charge of $1.1 million as it exited two facilities, and, in accordance with ASC No. 146, Exit or Disposal Cost Obligations, adjusted sub-lease rental income assumptions associated with a leased facility exited during the third quarter of fiscal year 2008. In the fourth quarter of fiscal year 2009, Zep recorded a pretax restructuring charge of $0.4 million for costs associated with severances and facility consolidation. The impact of these charges is included within first, second and fourth quarter fiscal year 2009 income before taxes and net income presented within the above listed table.

Note 12: Geographic Distribution of Operations

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

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The geographic distribution of Zep’s net sales, operating profit, and long-lived assets is summarized in the following table for the years ended August 31:

	2010	2009	2008
Net sales(1)
Domestic(2)	$455,520	$394,280	$445,071
International	112,992	106,752	129,653

	$568,512	$501,032	$574,724

Operating profit(3)
Domestic(2)	$19,547	$15,485	$21,414
International	4,305	2,604	7,649

	$23,852	$18,089	$29,063

Long-lived assets(4)
Domestic(2)	$63,919	$55,848	$57,833
International	7,651	5,870	5,789

	$71,570	$61,718	$63,622

(1)	Net sales are attributed to each country based on the selling location. Sales generated in Canada approximated 11%, 12%, and 13% of total net sales for the years ended August 31, 2010, 2009, and 2008, respectively. None of the remaining countries categorized in the above table as “International” were responsible for more than 10% of the Company’s total consolidated net sales.
(2)	Domestic amounts include net sales, operating profit, and long-lived assets for U.S. based operations.
(3)	Certain costs related to corporate functions performed within our Atlanta, Georgia based headquarters and supporting offices have not been allocated among our international operating results. Fiscal year 2008 international operating results were impacted by transfer pricing actions undertaken by the Company in accordance with regulations promulgated within the jurisdictions where we conduct business. Interest costs incurred in connection with our debt instruments, all of which are maintained by our domestic operations, are primarily responsible for differences between Operating Profit and Income before Provision for Income Taxes as reported within our Consolidated and Combined Statements of Income.
(4)	Long-lived assets include net property, plant, and equipment, long-term deferred income tax assets, and other long-term assets.

Note 13: Subsequent Events

Zep has evaluated subsequent events through November 8, 2010, the date on which the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010 was filed with the Securities and Exchange Commission (“SEC”). On October 6, 2010, our Board of Directors declared a quarterly dividend of $0.04 per share. On October 1, 2010, Zep completed the acquisition of the brands and assets of Atlanta-based Niagara National, LLC, a manufacturer of truck wash systems and products, for a cash purchase price that was not material to Zep’s operating results. Zep will add the Niagara brand of custom truck wash, pressure washers, water recovery systems and maintenance chemicals to its transportation product portfolio that includes the Zep, EnviroEdge, and Armor All Professional® brands.

On September 9, 2010 certain terms of the stock purchase agreement between Zep and the former owners of Amrep were amended in contemplation of Zep’s filing of Amrep’s 2009 tax returns. On September 15, 2010, Zep filed income tax returns for Amrep’s 2009 tax year. The filing of these tax returns concurrently generated a tax payable from Zep to Amrep’s former owners, whose amount became determinable based upon the amended terms of the purchase agreement. The amount

Zep Inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

of the payable is approximately $0.5 million. This liability will be recorded in the first quarter of Zep’s fiscal year 2011 as an adjustment to goodwill given the obligation represents a return of tax payments made by Amrep’s former owners prior to the January 4, 2010 Closing Date.

On September 2, 2010 (the “Closing Date”), Amrep and certain other of Zep’s subsidiaries acquired certain brands and assets and the assumed certain liabilities of the North American operations of Waterbury Companies, Inc. (“Waterbury”), a provider of air-care delivery systems and products for facility maintenance. Waterbury was acquired for a cash purchase price of $66 million, subject to post-closing working capital adjustments. Of the $66 million purchase price, $62 million was funded through borrowings the Company’s 2010 Credit Facility (discussed further in Note 5 of the Notes to Consolidated and Combined Financial Statements), and the remaining $4.0 million was funded through available cash. The acquisition of Waterbury did not impact our compliance with debt covenants, nor does it affect management’s belief that we will be able to meet the liquidity needs of our business over the next 12 months.

Under the purchase method of accounting, Zep has made a preliminary allocation of the closing purchase price to Waterbury’s net tangible and intangible assets based on their estimated fair values as of the October 1, 2010. The excess of the purchase price over the net tangible and identifiable intangible assets will be recorded as goodwill within Zep’s consolidated balance sheets. Management continues to gather additional information about the fair value of Waterbury’s acquired assets and liabilities. Accordingly, the allocation of the purchase price presented herein, including amounts recorded as goodwill and intangible assets is preliminary. The allocation may not reflect any final purchase price adjustments made, and could change as the purchase price allocation is finalized. A summary of the preliminary purchase price allocation is as follows:

Cash and cash equivalents	$—
Inventory	6,998
Other current assets	5,500
Property, plant and equipment	1,186
Accounts payable	(3,622)
Other liabilities assumed	(941)

Total net tangible assets:	$9,121
Identifiable intangible assets
Customer relationships	27,050
Patents and formulations	3,700
Trademarks	3,700
Goodwill	22,429

Total preliminary estimated purchase price allocation	$66,000

Of the total purchase price, a preliminary estimate of approximately $34.5 million has been allocated to identifiable intangible assets.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2010. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2010 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”, respectively, and are incorporated herein by reference.

Except as set forth below we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2010:

On January 4, 2010, we completed our acquisition of Amrep, Inc. We are currently integrating policies, processes, people, technology and operations for the combined company. As permitted by the SEC, management has elected to exclude Amrep from management’s assessment of the effectiveness of our internal control over financial reporting for the year ended August 31, 2010. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

CEO and CFO Certifications

The Company’s Chief Executive Officer as well as the Executive Vice President and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010. In addition, on February 22, 2010, the Company’s CEO certified to the New York Stock Exchange that he was not aware of any violation by us of the NYSE corporate governance listing standards.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item, with respect to directors and corporate governance, is included under the captions Director Nominees for the 2011 Annual Meeting and Directors with Terms Expiring at the 2012 and 2013 Annual Meetings of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2011, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to executive officers, is included under the caption Management of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2011, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to the Audit Committee of our Board of Directors is included under the caption Information Concerning the Board and its Committees—Audit Committee of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2011, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to beneficial ownership reporting, is included under the caption Section 16(a) Beneficial Ownership Reporting Compliance of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2011, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

The information required by this item, with respect to our Code of Ethics and Business Conduct can be found in Item 1. of this Annual Report on Form 10-K under the caption Information Concerning Zep Inc.

Item 11. Executive Compensation

The information required by this item is included under the captions Report of the Compensation Committee, Compensation of Directors, Information Concerning the Board and Its Committees, Compensation Committee Interlocks and Insider Participation, Fiscal 2010 Summary Compensation Table, Fiscal 2010 Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal 2010 Year-End, Option Exercises and Stock Vested in Fiscal 2010, Fiscal 2010 Nonqualified Deferred Compensation, Employment, Severance, and Change in Control Agreements, Equity Award Agreements and Deferred Compensation Plans of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2011, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions Beneficial Ownership of the Company’s Securities of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2011, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Disclosure with Respect to Equity Compensation Plans

The following table provides information as of August 31, 2010 about equity awards under our Omnibus Incentive Plan, share units from deferrals into the Non-Employee Director Deferred Compensation Plan and share units from Company contributions into the Supplemental Deferred Compensation Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding those Currently Outstanding)
Equity compensation plans approved by the security holders(1)	1,826,403	(2)	$13.48	1,433,373
Equity compensation plans not approved by the security holders	N/A		N/A	N/A

Total	1,826,403			1,433,373

(1)	The Non-Employee Director Deferred Compensation Plan and the Supplemental Deferred Savings Plan were approved in October 2007 by our sole stockholder, Acuity Brands, Inc., prior to our spin-off. The 2010 Omnibus Incentive Plan was approved by our stockholders in January 2010. The table does not include 150,265 shares available for purchase under our Employee Stock Purchase Plan, which was approved by our sole stockholder prior to the spin-off.
(2)	Includes 1,758,410 stock options under the 2010 Omnibus Incentive Plan, 26,024 share units in the Non-Employee Director Deferred Compensation Plan and 41,969 share units in the Supplemental Deferred Savings Plan. Share units in the deferred compensation plans may be distributed to participants upon termination of service or retirement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions Certain Relationships and Related Party Transactions, Information Concerning the Board of Directors and its Committees, and Proposals Requiring Your Vote Item-1—Election of Directors of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2011, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included under the caption Fees Billed by Independent Registered Public Accounting Firm of the Company’s proxy statement for the annual meeting of stockholders to be held January 6, 2011, to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Balance Sheets as of August 31, 2010 and 2009

Consolidated and Combined Statements of Income for the years ended August 31, 2010, 2009, and 2008

Consolidated and Combined Statements of Cash Flows for the years ended August 31, 2010, 2009, and 2008

Consolidated and Combined Statements of Stockholders’ Equity and Comprehensive Income for the years ended August 31 2010, 2009, and 2008

Notes to Consolidated and Combined Financial Statements

(2)	Financial Statement Schedules:

Schedule II Valuation and Qualifying Accounts

Any of Schedules I through V not listed above have been omitted because they are not applicable or the required information is included in the consolidated and combined financial statements or notes thereto.

(3)	Exhibits filed with this report (begins on next page):

Copies of exhibits will be furnished to stockholders upon request at a nominal fee.

Requests should be sent to Zep Inc., Investor Relations Department, 1310 Seaboard Industrial Boulevard Atlanta, Georgia 30318-2825.

INDEX TO EXHIBITS

EXHIBIT 2		Agreement and Plan of Distribution by and between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc. (effective January 7, 2010)	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 6, 2008, which is incorporated herein by reference.

EXHIBIT 4	(a)	Form of Certificate representing Zep Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(b)	Stockholder Protection Rights Agreement, dated as of October 30, 2007, between Zep Inc. and Mellon Investor Services LLC, as rights agent.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(c)	First Amendment to Stockholder Protection Rights Agreement, between Zep Inc. and Mellon Investor Services LLC, as rights agent, dated as of January 22, 2009	Reference is made to Exhibit 10(a) of registrant’s Form 10-Q as filed with the Commission on April 9, 2009, which is incorporated herein by reference.

EXHIBIT 10(i)A	(1)	Tax Disaffiliation Agreement, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(2)	Transition Services Agreement, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(3)	Agreement and Plan of Distribution, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(4)	Loan and Security Agreement, by and between Acuity Enterprise, Inc., Acuity Specialty Products, Inc. and Regions Bank, as administrative agent, dated October 14, 2009.	Reference is made to Exhibit 10(i)A(7) of the registrant’s Form 10-K as filed with the Commission on October 29, 2009, which is incorporated herein by reference.

(5)	Performance Undertaking, by and between Zep Inc. and Acuity Enterprise, Inc., dated October 14, 2009.	Reference is made to Exhibit 10(i)A(8) of the registrant’s Form 10-K as filed with the Commission on October 29, 2009, which is incorporated herein by reference.

(6)	Agreement and Plan of Merger, dated January 4, 2010, by and among Zep Inc., Project Missouri, Inc., Dawn Chemical Company MCM Capital Partners L.P., as stockholders representative, and certain stockholders of Dawn Chemical Company.	Reference is made to Exhibit 2.1 of the registrant’s Form 8-K as filed with the Commission on January 5, 2010, which is incorporated herein by reference.

(7)	Credit Agreement, dated as of July 15, 2010, among Zep Inc., Acuity Specialty Products, Inc., the other subsidiary borrowers party thereto, J.P. Morgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, Regions Bank, as documentation agent, and the other lenders party thereto.	Reference is made to Exhibit 10.1 of the registrant’s Form 8-K as filed with the Commission on July 19, 2010, which is incorporated herein by reference.

(8)	Asset Purchase Agreement, dated as of July 23, 2010, among Waterbury Companies, Inc., Air Guard Control (Canada) Limited, Air Guard Control Corporation and Amrep, Inc., Amrep IP Holdings, LLC, Acuity Holdings, Inc., and solely with respect to Section 5.9, Watco International Holdings Corp., Wind Point Partners V, L.P. and Wind Point Executive Advisor Partners, L.P. and solely with respect to Section 10.4, Zep Inc.	Reference is made to Exhibit 10.1 of the registrant’s Form 8-K as filed with the Commission on July 27, 2010, which is incorporated herein by reference.

(9)	Form of Transition Services Agreement, dated as of September 2, 2010, by and between Amrep, Inc., Acuity Holdings, Inc., Waterbury Companies, Inc. and Air Guard Control (Canada) Limited.	Reference is made to Exhibit 10.1 of the registrant’s Form 8-K as filed with the Commission on September 3, 2010, which is incorporated herein by reference.

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:

	(1)	Employee Benefits Agreement, dated as of October 31, 2007.	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(2)	Zep Inc. Long-Term Incentive Plan.	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(3)	Zep Inc. Non-Employee Director Deferred Compensation Plan.	Reference is made to Exhibit 10.5 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(4)	Zep Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(4) of registrant’s Form 10-K filed with the Commission on October 29, 2009, which is herein incorporated by reference.

	(5)	Amendment No. 1 to the Zep Inc. Supplemental Deferred Savings Plan, dated October 7, 2009.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-K filed with the Commission on October 29, 2009, which is herein incorporated by reference.

	(6)	Zep Inc. Employee Stock Purchase Plan	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on August 31, 2009, which is incorporated herein by reference.

	(7)	Amendment of Zep Inc. Employee Stock Purchase Plan.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on August 31, 2009, which is incorporated herein by reference.

	(8)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(9)	Form of Change-in-Control Agreement.	Reference is made to Exhibit 10.17 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

	(10)	Form of Change-in-Control Agreement for Certain Executive Officers.	Reference is made to Exhibit 10.19 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(11)	Form of Severance Agreement.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(12)	Zep Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit 10.7 of registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(13)	Zep Inc. Management Compensation and Incentive Plan, amended and restated as of September 1, 2008.	Reference is made to Exhibit A of the registrant’s Definitive Proxy Statement filed with the Commission on November 21, 2008, which is incorporated herein by reference.

(14)	John Morgan Employment Letter.	Reference is made to Exhibit 10.12 of registrant’s Form 10 as filed with the Commission on October 10, 2007, which is incorporated herein by reference.

(15)	Amendment to Employment Letter Agreement, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on October 13, 2009, which is incorporated herein by reference.

(16)	Amendment No. 2 to Change in Control Agreement and Notice of Termination, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on October 13, 2009, which is incorporated herein by reference.

(17)	Amendment to Amended and Restated Severance Agreement and Notice of Termination, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on October 13, 2009, which is incorporated herein by reference.

(19)	Separation Agreement between Zep Inc. and William A. Holl dated January 15, 2009.	Reference is made to Exhibit 10(b) of registrant’s Form 10-Q as filed with the Commission on April 9, 2009, which is incorporated herein by reference.

(20)	Form of Stock Appreciation Rights Agreement for Executive Officers.	Reference is made to Exhibit 10.8 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(21)	Form of Stock Appreciation Rights Agreement for Key Employees.	Reference is made to Exhibit 10.20 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(22)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10.9 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(23)	Form of Nonqualified Stock Option Agreement for Key Employees.	Reference is made to Exhibit 10.10 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(24)	Form of Incentive Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10.12of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(25)	Form of Incentive Stock Option Agreement for Key Officers.	Reference is made to Exhibit 10.11 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(26)	Form of Long-Term Incentive Plan Restricted Stock Award Agreement (without Restrictive Covenants).	Reference is made to Exhibit 10.13 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(27)	Form of Stock Appreciation Rights Agreement for Nonemployee Directors.	Reference is made to Exhibit 10.22 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(30)	Form of Long-Term Incentive Plan Restricted Stock Award Agreement for Nonemployee Directors.	Reference is made to Exhibit 10.23 of the registrant’s Form 8-K as filed with the Commission on November 5, 2007, which is incorporated herein by reference.

(31)	Form of Incentive Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

(32)	Form of Non-Qualified Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

(33)	Form of 2010 Performance Stock Award Agreement.	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

(34)	Form of Restricted Stock Award Agreement with restrictive covenants.	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

(35)	Form of Change-in-Control Agreement.	Reference is made to Exhibit 10(c) of registrant’s Form 10-Q/A as filed with the Commission on December 22, 2009, which is incorporated herein by reference.

(36)	Form of Change-in-Control Agreement for Certain Executive Officers.	Reference is made to Exhibit 10(d) of registrant’s Form 10-Q/A as filed with the Commission on December 22, 2009, which is incorporated herein by reference.

(37)	Form of Severance Agreement.	Reference is made to Exhibit 10(e) of registrant’s Form 10-Q/A as filed with the Commission on December 22, 2009, which is incorporated herein by reference.

(38)	Amendment to Change-in-Control Agreement and Severance Agreement dated as of December 28, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John R. Morgan.	Reference is made to Exhibit 10 of registrant’s Form 8-K as filed with the Commission on December 31, 2009, which is incorporated herein by reference.

(39)	Form of Incentive Stock Options Agreement for Executive Employees for grants made on and after September 1, 2009.	Reference is made to Exhibit 10.1 of the registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

(40)	Form of Non-Qualified Stock Option Agreement for Executive Employees for grants made on and after September 1, 2009.	Reference is made to Exhibit 10.2 of the registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

(41)	Form of 2010 Performance Stock Award Agreement for grants made on and after September 1, 2009.	Reference is made to Exhibit 10.3 of the registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

(42)	Form of Restricted Stock Award Agreement for grants made on and after September 1, 2009.	Reference is made to Exhibit 10.4 of the registrant’s Form 8-K as filed with the Commission on September 8, 2009, which is incorporated herein by reference.

(43)	Zep Inc. 2010 Omnibus Incentive Plan.	Reference is made to Exhibit A of the registrant’s 2010 Proxy Statement, as filed with the Commission on November 19, 2009, which is incorporated herein by reference.

(44)	Zep Inc. 2010 Omnibus Incentive Plan Form of Restricted Stock Award Agreement for Non-Employee Directors.	Reference is made to Exhibit 10(d) of the registrant’s Form 10-Q for the fiscal quarter ended February 28, 2010, as filed with the Commission on April 7, 2010, which is incorporated herein by reference.

(45)	Amendment No. 2 to the Zep, Inc. Supplemental Deferred Savings Plan, dated January 8, 2010.	Reference is made to Exhibit 10(e) of the registrant’s Form 10-Q for the fiscal quarter ended February 28, 2010, as filed with the Commission on April 7, 2010, which is incorporated herein by reference.

(46)	Separation and Termination Agreement, dated as of July 16, 2010, by and between Zep Inc and C. Francis Whitaker III.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on July 21, 2009, which is incorporated herein by reference.

(47)	Amendment to Change-in-Control Agreement and Severance Agreement, dated as of August 20, 2010, by and between Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on August 23, 2009, which is incorporated herein by reference.

(48)	Zep Inc. Amended and Restated Supplemental Deferred Savings Plan, effective as of October 5, 2010.	Filed with the Commission as part of this Form 10-K.

(49)	Amendment, effective as of October 5, 2010, to the Zep Inc. 2010 Omnibus Incentive Plan.	Filed with the Commission as part of this Form 10-K.

(50)	Form of Amendment to Change-in-Control Agreement and Severance Agreement, effective as of October 5, 2010.	Filed with the Commission as part of this Form 10-K.

	(51)	Form of Incentive Stock Options Agreement for Executive Employees for grants under the 2010 Omnibus Incentive Plan.	Filed with the Commission as part of this Form 10-K.

	(52)	Form of Non-Qualified Stock Options Agreement for Executive Employees for grants under the 2010 Omnibus Incentive Plan.	Filed with the Commission as part of this Form 10-K.

	(53)	Form of Performance Stock Award Agreement for grants under the 2010 Omnibus Incentive Plan.	Filed with the Commission as part of this Form 10-K.

	(54)	Form of Restricted Stock Award Agreement for grants under the 2010 Omnibus Incentive Plan.	Filed with the Commission as part of this Form 10-K.

	(55)	Form of Restricted Stock Award Agreement for Retiring Nonemployee Director.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 12		Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 21		List of Subsidiaries.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 24		Powers of Attorney.	Filed with the Commission as part of this Form 10-K.

EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Commission as part of this Form 10-K.

	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Commission as part of this Form 10-K.

EXHIBIT 32	(a)	Section 1350 Certification, signed by John K. Morgan	Filed with the Commission as part of this Form 10-K.

	(b)	Section 1350 Certification, signed by Mark R. Bachmann	Filed with the Commission as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zep Inc.

Date: November 8, 2010	By:	/s/ JOHN K. MORGAN
John K. Morgan Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ JOHN K. MORGAN John K. Morgan		Chairman, President, and Chief Executive Officer (Principal Executive Officer)	November 8, 2010

/s/ MARK R. BACHMANN Mark R. Bachmann		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 8, 2010

* Earnest W. Deavenport, Jr.		Director	November 8, 2010

* Timothy T. Tevens		Director	November 8, 2010

* O.B. Grayson Hall, Jr.		Director	November 8, 2010

* Joseph Squicciarino		Director	November 8, 2010

* Ronald D. Brown		Director	November 8, 2010

* Sidney J. Nurkin		Director	November 8, 2010

* J. Veronica Biggins		Director	November 8, 2010

*BY:	/s/ Mark R. Bachmann Mark R. Bachmann	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 8, 2010

SCHEDULE II

Zep Inc.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2010, 2009, AND 2008

(in thousands)

	Balance at Beginning of Year	Additions and Reductions Charged to		Deductions	Balance at End of Year
		Costs and Expenses	Other Accounts
Year Ended August 31, 2010:
Reserve for doubtful accounts	$4,955	2,940	—	2,900	$4,995

Reserve for estimated returns and allowances	$500	13,868	—	13,944	$424

Year Ended August 31, 2009:
Reserve for doubtful accounts	$3,329	5,608	—	3,982	$4,955

Reserve for estimated returns and allowances	$420	13,516	—	13,436	$500

Year Ended August 31, 2008:
Reserve for doubtful accounts	$3,503	2,532	—	2,706	$3,329

Reserve for estimated returns and allowances	$670	13,433	—	13,683	$420