Form 10-Q
period 2010-11-30
Zep Inc.
filed 2011-01-05
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Common Stock – $0.01 Par Value – 21,841,890 shares as of December 31, 2010.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Zep Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	NOVEMBER 30, 2010	AUGUST 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,746	$25,257
Accounts receivable, less reserve for doubtful accounts of $4,190 at November 30, 2010 and $4,995 at August 31, 2010	89,470	90,827
Inventories	66,367	53,192
Deferred income taxes	7,289	8,188
Prepayments and other current assets	11,669	9,779

Total Current Assets	189,541	187,243

Property, Plant, and Equipment, at cost:
Land	4,509	4,504
Buildings and leasehold improvements	58,694	58,224
Machinery and equipment	97,462	94,172

Total Property, Plant, and Equipment	160,665	156,900
Less - Accumulated depreciation and amortization	92,787	90,026

Property, Plant, and Equipment, net	67,878	66,874

Other Assets:
Goodwill	84,066	53,764
Identifiable intangible assets	66,729	30,271
Deferred income taxes	885	861
Other long-term assets	3,897	3,835

Total Other Assets	155,577	88,731

Total Assets	$412,996	$342,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,000	$15,000
Accounts payable	52,537	51,390
Accrued compensation	22,118	21,322
Other accrued liabilities	27,675	29,124

Total Current Liabilities	117,330	116,836
Long-term debt, less current maturities	137,975	77,150

Deferred Income Taxes	2,149	2,140

Self-Insurance Reserves, less current portion	5,420	5,420

Other Long-Term Liabilities	21,251	19,129

Commitments and Contingencies (see Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 21,460,955 issued and outstanding at November 30, 2010, and 21,335,922 issued and outstanding at August 31, 2010	215	213
Paid-in capital	86,534	85,316
Retained earnings	29,120	25,052
Accumulated other comprehensive income items	13,002	11,592

Total Stockholders’ Equity	128,871	122,173

Total Liabilities and Stockholders’ Equity	$412,996	$342,848

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED NOVEMBER 30,
	2010	2009
Net Sales	$157,441	$126,751
Cost of Products Sold	79,390	56,859

Gross Profit	78,051	69,892
Selling, Distribution, and Administrative Expenses	67,673	60,284
Restructuring Charges	718	399
Acquisition Costs	—	367

Operating Profit	9,660	8,842
Other Expense (Income):
Interest expense, net	1,872	269
(Gain) Loss on foreign currency transactions	(161)	(77)
Miscellaneous expense (income), net	100	(57)

Total Other Expense	1,811	135

Income before Provision for Income Taxes	7,849	8,707
Provision for Income Taxes	2,910	3,287

Net Income	$4,939	$5,420

Earnings Per Share:
Basic Earnings per Share	$0.23	$0.25

Basic Weighted Average Number of Shares Outstanding	21,387	21,175

Diluted Earnings per Share	$0.22	$0.25

Diluted Weighted Average Number of Shares Outstanding	21,871	21,400

Dividends Declared per Share	$0.04	$0.04

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	THREE MONTHS ENDED NOVEMBER 30,
	2010	2009
Cash Provided by (Used for) Operating Activities:
Net income (loss)	$4,939	$5,420
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	3,563	1,790
Excess tax benefits from share-based payments	(231)	(114)
Other non-cash charges	854	800
Deferred income taxes	882	6
Change in assets and liabilities, net of effect of acquisitions and divestitures -
Accounts receivable	8,137	6,920
Inventories	(4,870)	(3,216)
Prepayments and other current assets	(1,507)	(412)
Accounts payable	(2,770)	(3,902)
Accrued compensation and other current liabilities	(3,235)	(271)
Self insurance and other long-term liabilities	(377)	162
Other assets	(852)	(106)

Net Cash Provided by Operating Activities	4,533	7,077

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(1,623)	(1,057)
Acquisitions	(74,342)	—

Net Cash Used for Investing Activities	(75,965)	(1,057)

Cash Provided by (Used for) Financing Activities:
Proceeds from credit facility	144,500	37,900
Repayments of borrowings from credit facility	(83,675)	(44,400)
Employee stock issuances	99	90
Excess tax benefits from share-based payments	231	114
Dividend payments	(871)	(866)

Net Cash Provided by (Used for) Financing Activities	60,284	(7,162)

Effect of Exchange Rate Changes on Cash	637	602

Net Change in Cash and Cash Equivalents	(10,511)	(540)
Cash and Cash Equivalents at Beginning of Period	25,257	16,651

Cash and Cash Equivalents at End of Period	$14,746	$16,111

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Zep Inc. (“Zep”, the “Company”, “we”, “our”, or “us”) is a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well recognized brand names, some of which have been in existence since we were founded in 1937. Our product portfolio, which is produced using more than 4,000 unique formulations, includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems and a wide variety of automotive maintenance chemicals. We sell our products through a direct-sales organization, to consumers primarily through home improvement stores and to large national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. Management believes that we are the leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. We became an independent, publicly owned company in 2007 after having been spun-off by our former parent company. Our common stock is listed on the New York Stock Exchange under the ticker symbol “ZEP.”

Basis of Presentation

The financial statements in this Form 10-Q are presented on a consolidated basis and include the accounts of Zep and its subsidiaries. The unaudited interim Consolidated Financial Statements included herein have been prepared by management in accordance with U.S. generally accepted accounting principles and present our financial position, results of operations, and cash flows. These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the consolidated results for the interim periods presented. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, we believe that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated and combined financial statements as of and for the three years ended August 31, 2010 and notes thereto included within our Annual Report on Form 10-K for the fiscal year ended August 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on November 8, 2010 (File No. 01-33633) (“Form 10-K”).

The results of operations for the three months ended November 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year, and because of the continued uncertainty of general economic conditions impacting the key end markets in which we participate. More specifically, due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarter of our fiscal year have historically outpaced those generated in the first half of the fiscal year.

During the first quarter of fiscal year 2010, we renegotiated the terms of our contract with our licensee in France. Separately, we executed a release agreement with this party that addressed historical business transactions. We received a one-time, $1.1 million payment pursuant to this release agreement, all of which was recognized within Net Sales on our Consolidated Statements of Operations during the three months ended November 30, 2009. This payment associated with the first quarter fiscal year 2010 executed release agreement did not recur in the first quarter of fiscal year 2011.

2. ACQUISITIONS

We began executing our acquisition growth initiatives during fiscal year 2010. Since January 2010, we have completed three acquisitions. The first was Amrep, which was immediately accretive to earnings, expanded our access to the retail and distributor channels, and provided significant private label capabilities. In September 2010, we acquired certain brands and assets, and assumed certain liabilities of Waterbury Companies, Inc., which are expected to enhance Amrep’s leading position as a provider of air care delivery systems and products for facilities maintenance. Our third acquisition, completed in October 2010, was of the assets of Niagara National, LLC. This acquisition complements our strength in vehicle wash, specifically in the truck and fleet washing equipment markets. Acquisition costs incurred in support of these transactions totaled $3.4 million during fiscal year 2010. Our first quarter fiscal 2011 sales performance benefited from $37 million of acquisition-related revenue. As stated below, our acquisitions have resulted in the recording of goodwill, which is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

Amrep, Inc.

On September 15, 2010, we filed income tax returns for Amrep’s 2009 tax year. The filing of these tax returns concurrently generated a tax payable due from us to Amrep’s former owners whose amount was determinable based upon amended terms of the Amrep purchase agreement. The amount of the payable, which is approximately $0.5 million, was not known until September 2010. The allocation of the Amrep Closing Purchase Price, which has been finalized, includes this first quarter fiscal year 2011 event.

Waterbury Companies, Inc.

On September 2, 2010 (the “Waterbury Closing Date”), Amrep and certain other of our subsidiaries acquired certain brands and assets and assumed certain liabilities of the North American operations of Waterbury Companies, Inc. (“Waterbury”), a provider of air-care delivery systems and products for facility maintenance. Waterbury’s products are marketed under recognized and established brand names such as TimeMist(R), TimeWick, MicrobeMax(TM), Country Vet(R), and Konk(TM). We did not acquire Waterbury’s manufacturing facility. Waterbury entered into a transition services agreement with us pursuant to which it is continuing to make products for us until we have completed the transfer of related manufacturing operations to our facilities and have obtained certain regulatory permits and approvals. We acquired the Waterbury brands and assets for a cash purchase price of $66 million (the “Waterbury Closing Purchase Price”), subject to post-closing working capital adjustments. Of the $66 million purchase price, $62 million was funded through borrowings pursuant to our 2010 Credit Facility (discussed further in Note 4 of Notes to Consolidated Financial Statements), and the remaining $4.0 million was funded through available cash.

Under the purchase method of accounting, we made a preliminary allocation of the Waterbury Closing Purchase Price to the net tangible and intangible assets that we acquired from Waterbury based on their estimated fair values as of September 2, 2010. The excess of the Waterbury Closing Purchase Price over the preliminarily recorded net tangible and identifiable intangible assets was recorded as Goodwill within our Consolidated Balance Sheets. Management continues to gather additional information about the fair value of Waterbury’s acquired assets and liabilities, and, along with Waterbury’s former owners, continues to evaluate post-closing working capital adjustments that may affect this transaction’s final purchase price. Also, while we acquired legal title to the fixed assets used by Waterbury to manufacture products for us on the Waterbury Closing Date, because these assets continue to be operated by Waterbury we have not yet taken physical possession of them. Therefore, we have not had the opportunity to finalize our inspection of the condition of the fixed assets. While these assets are being operated by Waterbury and until such time physical transfer is completed, we have estimated the assets’ fair value and related depreciation expense. Such estimates are subject to change once we have taken physical possession of these assets.

The preliminary purchase price allocation presented below does not reflect any final purchase price adjustments made, and could change as the purchase price allocation is finalized. The following summary allocation includes an estimate of approximately $34.5 million of identifiable intangible assets:

Cash and cash equivalents	$—
Inventory	6,998
Other current assets	5,500
Property, plant and equipment	1,186
Accounts payable	(3,622)
Other liabilities assumed	(941)

Total net tangible assets	$9,121

Identifiable intangible assets
Customer relationships	27,050
Patents and formulations	3,700
Trademarks	3,700
Goodwill	22,429

Total preliminary estimated purchase price allocation	$66,000

Amortization of intangible assets with finite lives is recognized over their estimated useful lives using an amortization method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The value allocated to Waterbury’s customer relationships will be amortized on a straight-line basis ranging from eight to 22 years. As a result of the historical attrition rate in the customer base acquired from Waterbury, the difference between amortizing these intangible assets on a straight-line basis and an attrition-based method is not considered significant. The value allocated to patents and technology will be amortized on a straight-line basis ranging from five to 13 years. We determined that acquired trademarks have an indefinite useful life. Amortization expense associated with Waterbury’s acquired definite-lived intangible assets is expected to approximate $1.8 million during each of the next five years.

Supplemental pro forma information has not been provided for Waterbury as the acquired operations were a component of a larger legal entity and separate historical financial statements were not prepared. Since stand-alone financial information prior to the acquisition is not readily available, compilation of such data is impracticable. Separately, we have determined the presentation of the results of operations beginning from the Waterbury Closing Date for the selected brands and assets acquired through the Waterbury acquisition is impracticable due to the integration activities that have taken place subsequent to the Waterbury acquisition.

Niagara National, LLC

On October 1, 2010, we completed the acquisition of the brands and assets of Atlanta-based Niagara National, LLC, a manufacturer of truck wash systems and products. The historical total assets and operating results of Niagara National, LLC are not material to our Consolidated Financial Statements. Through this acquisition we have added the Niagara brand of custom truck wash, pressure washers, water recovery systems and maintenance chemicals to our transportation product portfolio, which includes the Zep, EnviroEdge, and Armor All Professional® brands. Under the purchase method of accounting, we made a preliminary allocation of the Niagara National, LLC closing purchase price to the net tangible and intangible assets that we acquired from Niagara based on their estimated fair values as of October 1, 2010. Management continues to gather additional information about the fair value of Niagara’s acquired assets and liabilities, and, along with Niagara’s former owners, continues to evaluate post-closing working capital adjustments that may affect this transaction’s final purchase price.

3. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	November 30, 2010	August 31, 2010
Raw materials and supplies	$20,317	$14,559
Work in process	1,479	867
Finished goods	47,025	40,339

	68,821	55,765
Less: Reserves	(2,454)	(2,573)

	$66,367	$53,192

4. DEBT OBLIGATIONS

On July 15, 2010, the Company entered into a $320 million five-year senior, secured credit facility (the “2010 Credit Facility”). As of November 30, 2010, $130.8 million of the total $145.8 million in borrowings made under the 2010 Credit Facility have been reflected within Long-term debt, less current maturities on our Consolidated Balance Sheets given our current intent and ability to settle $130.8 million of those borrowings in periods subsequent to November 30, 2011. Under the terms of the 2010 Credit Facility, we may refinance all amounts borrowed under our 2010 Credit Facility until 2015. Therefore, the short- and long-term classification of debt on our Consolidated Balance Sheets may fluctuate not only in response to repayment of those amounts, but also concurrent with changes in our projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the 2010 Credit Facility approximated 3.4% during the three months ended November 30, 2010. As of November 30, 2010 we had additional borrowing capacity under the 2010 Credit Facility of $162.6 million, which represents the full amount of the 2010 Credit Facility less the aforementioned borrowings, amounts drawn under the term loan portion of that facility, and outstanding letters of credit totaling $11.5 million that have been issued under the 2010 Credit Facility. We were in compliance with our debt covenants as of November 30, 2010, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements, excluding acquisitions, over the next twelve months.

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

Environmental Matters Pertaining to Zep’s Historical Operations

Our operations are subject to federal, state, local, and foreign laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous waste, and the remediation of contaminated sites. Permits and environmental controls are required for certain of our operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. We will incur capital and operating costs relating to environmental compliance on an ongoing basis. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial. While management believes that we are currently in substantial compliance with all material environmental laws and regulations, and has taken reasonable steps to ensure such compliance, there can be no assurance that we will not incur significant costs to remediate violations of such laws and regulations, particularly in connection with acquisitions of existing operating facilities, or to comply with changes in, or stricter or different interpretations of, existing laws and regulations. Such costs could have a material adverse effect on our results of operations.

In June 2007, we reached a final resolution of the investigation by the United States Department of Justice (the “DOJ”) of certain environmental issues at our primary manufacturing facility located in Atlanta, Georgia. In connection with this resolution, we were subject to a three-year probation period that incorporated a compliance agreement with the United States Environmental Protection Agency (the “EPA”). Under the compliance agreement, we were required to maintain an enhanced compliance program. During June 2010, we were released from the EPA compliance agreement and are no longer operating on probationary terms.

We are currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by us have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which we have been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party either: (1) we are one of many other identified generators who have reached an agreement regarding the allocation of costs for cleanup among the various generators and our potential liability is not material; (2) we have been identified as a potential generator and the sites have been remediated by the EPA or by a state for a cost that is not material; or (3) other generators have cleaned up the site and have not pursued a claim against us and our liability, if any, would not be material.

We own and operate property located on Seaboard Industrial Boulevard in Atlanta, Georgia where we have been named as a potentially responsible party. We and the current and former owners of adjoining properties have agreed to share the expected costs and responsibilities of implementing a Corrective Action Plan, approved in 2004, under the Georgia Hazardous Site Response Act (“HSRA”) to periodically monitor property along a nearby stream for a period of five years, which ended in December 2009. Monitoring actions will continue until the Georgia Environmental Protection Division (the “EPD”) notifies us that such activities are no longer necessary. Further, we have executed a Consent Order with the EPD covering this remediation. On November 23, 2009, the EPD approved the Corrective Action Plan submitted by us to address the subsurface contamination north of Seaboard Industrial Boulevard. We continue to actively remediate the subsurface contamination in compliance with the approved Corrective Action Plan.

In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with subsurface remediation, primarily to remove contaminants from soil underlying one of our manufacturing facilities, and other related environmental issues. While over approximately the next twenty years we could expend an amount ranging up to $10.0 million on these efforts, management’s best estimate of initial remediation costs continues to be $5.0 million. To date, we have expended approximately $2.2 million of the $5.0 million reserve established in May 2007. Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate. We arrived at the current estimates on the basis of studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

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

As of November 30, 2010, the liabilities presented within our Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $11.5 million, which represents our best estimate of costs associated with the aforementioned Amended Corrective Action Plan for Amrep’s Marietta, Georgia location, primarily to remediate contaminants in soil and ground water underlying the Marietta manufacturing facility and affected adjacent properties, and other related environmental issues. While over approximately the next twenty years we could expend an amount ranging up to $18.0 million on these efforts, management’s best estimate of remaining remediation costs continues to be $11.5 million. Further sampling, engineering studies, and/or changes in regulatory requirements could cause revision to the current estimate. The initially recorded $12.0 million estimate was derived on the basis of studies prepared by independent third party environmental consulting firms. To date, we have expended approximately $0.5 million of what was an initial $12.0 million reserve established in December 2009. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation designed to address the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Additionally, Amrep previously conducted manufacturing operations at an unrelated property in Georgia that has since been sold. Pursuant to the terms of the sale, Amrep has retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address the sub-surface contamination and, at this time, does not anticipate that costs associated with future remediation efforts will be material. As of November 30, 2010, accruals associated with this effort totaled approximately $0.2 million. However, the actual cost of remediation could vary depending upon the results of additional testing and geological studies and the rate at which site conditions may change. Finally, management is preparing a plan to address the sub-surface contamination at a Texas manufacturing location owned by Amrep, and, at this time, does not anticipate that the costs associated with future remediation efforts will be material. These estimates could change, however, based upon the response of the Texas Commission on Environmental Quality to that plan.

6. RESTRUCTURING CHARGES

During fiscal year 2010, Restructuring Charges recorded within our Consolidated Statements of Operations reflect 1) the consolidation of our logistics branch network, 2) the further streamlining of our organizational structure, which resulted in the reduction of non-sales headcount, and 3) the continued integration of Zep and Amrep’s manufacturing capabilities. We recorded pretax restructuring charges related to facility consolidations of approximately $2.1 million in fiscal year 2010. We recorded $4.2 million in severance-related pretax restructuring costs during fiscal year 2010.

In the first quarter of fiscal year 2011, we recorded a pretax restructuring charge of $0.7 million for costs associated with facility consolidations and reduction of non-sales headcount. The fiscal 2011 changes to our restructuring reserve (included within Accrued compensation and Other accrued liabilities on the Consolidated Balance Sheets) are summarized as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2010	$2,567	$3,433
Restructuring charges recorded during fiscal 2011	345	373
Payments made from restructuring reserves	(896)	(204)

Balance as of November 30, 2010	$2,016	$3,602

7. EARNINGS PER SHARE

On September 1, 2009, we retrospectively adopted an accounting pronouncement which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share. In accordance with this guidance, Net Income, for the purposes of computing basic and diluted earnings per share of common stock for the three months ended November 30, 2010, has been reduced $0.1 million in recognition of a presumed distribution of earnings to holders of unvested equity awards. This adjustment to net income in the first quarter of fiscal year 2011 did not impact the calculation of basic earnings per share, but did impact the calculation of diluted earnings per share by $0.01 during the quarter.

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

The following table reflects basic and diluted earnings per common share:

	Three Months Ended November 30,
	2010	2009
Basic earnings per share:
Net income	$4,939	$5,420
Less: Allocation of earnings and dividends to participating securities	(65)	(109)

Net income available to common shareholders—basic	$4,874	$5,311
Basic weighted average shares outstanding	21,387	21,175

Basic earnings per share	$0.23	$0.25

Diluted earnings per share:
Net income available to common shareholders—basic	$4,874	$5,311
Add: Undistributed earnings reallocated to unvested shareholders	1	1

Net income available to common shareholders—diluted	$4,875	$5,312
Basic weighted average shares outstanding	21,387	21,175
Common stock equivalents (stock options and restricted stock)	484	225

Diluted weighted average shares outstanding	21,871	21,400

Diluted earnings per share	$0.22	$0.25

For the quarters ended November 30, 2010 and 2009, we excluded from our earnings per share calculation 0.6 million and 0.7 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation.

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

	Three Months Ended November 30,
	2010	2009
Net income	$4,939	$5,420
Foreign currency translation adjustments (net of tax of $0)	1,410	2,009
Change in unrealized loss on hedges (net of tax of $0 and $51 for the three month periods ended November 30, 2010 and 2009, respectively)	—	84

Comprehensive income	$6,349	$7,513

Foreign currency translation adjustments for the three months ended November 30, 2010 resulted primarily from the fluctuation in the value of the U.S. Dollar relative to the Canadian Dollar and the Euro.

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

In September 2006, accounting guidance was issued that establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Accordingly, we adopted this pronouncement effective September 1, 2008. The adoption did not impact our results of operations or financial condition. We applied the provisions of this guidance to non-financial assets, such as our property and equipment, goodwill and certain other assets, which are measured at fair value for impairment as required beginning September 1, 2010. The application of this guidance did not impact our results of operations or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of our results of operations, financial position, cash flows, indebtedness, and other key financial information as of and for the three months ended November 30, 2010 and 2009. Also, please refer to our Annual Report on Form 10-K for the fiscal year ended August 31, 2010, filed with the SEC on November 8, 2010, for additional information regarding Zep, including our audited consolidated and combined financial statements as of and for each of the three years ended August 31, 2010 and the related notes thereto (the “Form 10-K”).

Overview

Company

We are a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well recognized brand names, some of which have been in existence since we were founded in 1937. Our product portfolio, which is currently produced using more than 4,000 unique formulations, includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems and a wide variety of automotive maintenance chemicals. We sell our products through a sales and service organization, to consumers primarily through home improvement stores, and to national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. We are a leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. Furthermore, as the result of recent acquisitions, we have established a strong presence in the distributor market.

Due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarter of our fiscal year have historically outpaced those generated in the first half of the fiscal year. Additional discussion of trends and expectations related to the remainder of fiscal year 2011 and beyond is included within the Results of Operations and Outlook sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisitions

On January 4, 2010, we acquired Amrep, Inc. a specialty chemical formulator and packager focused in the automotive, fleet maintenance, industrial/MRO supply, institutional supply, and motorcycle markets. Amrep was acquired for approximately $64.4 million. Amrep’s products are marketed under recognized and established brand names such as Misty®, Next Dimension™, Petro®, and i-Chem®. We believe the acquisition of Amrep to be an important strategic step in our efforts to utilize distribution to expand our presence in a number of end markets while minimizing channel conflict through the manufacture of both private branded products and national brands. Integration efforts associated with the Amrep acquisition are well underway, and we remain optimistic about the synergies afforded by the transaction. Borrowings made under our credit facilities were utilized to finance the purchase price of Amrep, Inc.

On September 2, 2010 (the “Waterbury Closing Date”), Amrep and certain other of our subsidiaries acquired certain brands and assets and assumed certain liabilities of the North American operations of Waterbury Companies, Inc. (“Waterbury”), a provider of air-care delivery systems and products for facility maintenance. Waterbury’s products are marketed under recognized and established brand names such as TimeMist(R), TimeWick, MicrobeMax(TM), Country Vet(R), and Konk(TM). We did not acquire Waterbury’s manufacturing facility. Waterbury entered into a transition services agreement with us pursuant to which it is continuing to make products for us until we have completed the transfer of related manufacturing operations to our facilities and have obtained certain regulatory permits and approvals. We acquired the Waterbury brands and assets for a cash purchase price of $66 million (the “Waterbury Closing Purchase Price”), subject to post-closing working capital adjustments. Of the $66 million purchase price, $62 million was funded through borrowings pursuant to our 2010 Credit Facility (discussed further in Note 4 of Notes to Consolidated Financial Statements), and the remaining $4.0 million was funded through available cash.

On October 1, 2010, we completed the acquisition of the brands and assets of Atlanta-based Niagara National, LLC, a manufacturer of truck wash systems and products. The historical total assets and operating results of Niagara National, LLC are not material to our Consolidated Financial Statements. Through this acquisition we have added the Niagara brand of custom truck wash, pressure washers, water recovery systems and maintenance chemicals to our transportation product portfolio that includes the Zep, EnviroEdge, and Armor All Professional® brands.

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

During the past three years, we streamlined our historical product offering by approximately 50%; we reduced our branch network from 42 locations to 17 locations; we reduced non-sales headcount by approximately 10%; and we reduced the breakeven point of our Sales and Service selling organization by almost one-third. These changes allowed us to increase our cash flows and to reduce our debt by 53% before we began pursuing acquisitive growth opportunities. We began to implement our acquisition strategy in fiscal 2010 with the January 2010 acquisition of Amrep, Inc., a leader in maintenance chemicals for the automotive aftermarket as well as the janitorial market sold through distributors. In September 2010, we acquired certain assets and assumed certain liabilities from Waterbury Companies, Inc., including certain air-care brands. These two acquisitions gave us a strong presence in the distributor market and strengthened our position in the retail market. The acquisition of Amrep also allowed us to consolidate further our manufacturing operations. In October 2010, we acquired the assets of Niagara National, LLC, which complements the strength of our direct-sales organization in the vehicle-wash market, specifically in the truck and fleet washing equipment markets.

Liquidity and Capital Resources

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our five-year senior, secured credit facility (the “2010 Credit Facility”), which provides for a maximum borrowing capacity of $320 million. We have issued outstanding letters of credit totaling $11.5 million primarily for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs as well as supporting certain environmental obligations. These letters of credit were issued under the 2010 Credit Facility as of August 31, 2010, thereby reducing the total availability under the facility by such amount. As of November 30, 2010, we had $14.7 million in cash and cash equivalents and approximately $162.6 million available under the 2010 Credit Facility. We believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements, excluding acquisitions, over the next twelve months. In addition, during January 2010, the Securities and Exchange Commission declared our shelf registration statement effective. The shelf registration statement provides for the issuance of up to an aggregate of $200 million of equity, debt, and certain other types of securities through one or more future offerings. The net proceeds from the sale of any securities registered thereunder may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Net cash provided by our operating activities totaled $4.5 million during the first three months of fiscal year 2011, compared with $7.1 million in the prior year period. Cash flow from operations was reduced by approximately $2.0 million in the first quarter of fiscal 2011 as prior accrued professional fees associated with the Waterbury acquisition were paid. Also, sales incentives that were accrued in fiscal 2010 were paid in the first quarter of fiscal 2011. Cash used to fund acquisitions during the first quarter of fiscal 2011 totaled $74.3 million. Excluding borrowing and payment activity associated with acquisitions, debt, net of cash, was reduced during the first quarter of fiscal 2011 by $5 million. Management believes that investing in assets and programs that will over time increase the return on our invested capital is a key factor in creating stockholder value. We invested $1.6 million and $1.1 million in the first three months of fiscal year 2011 and 2010, respectively, primarily for building improvements, machinery, equipment, and information technology. We expect to make capital expenditures of approximately $10.0 million to $12.0 million in fiscal year 2011.

Results of Operations

First Quarter of Fiscal Year 2011 Compared with First Quarter of Fiscal Year 2010

The following table sets forth information comparing the components of net income for the three months ended November 30, 2010 with the three months ended November 30, 2009:

(Dollars in millions)	Three Months Ended November 30,		Percent Change
	2010	2009
Net Sales	$157.4	$126.8	24.2%
Gross Profit	78.1	69.9	11.7%
Percent of net sales	49.6%	55.1%
Operating Profit	9.7	8.8	9.3%
Percent of net sales	6.1%	7.0%
Income before Provision for Taxes	7.8	8.7	(9.9)%
Percent of net sales	5.0%	6.9%
Net Income	$4.9	$5.4	(8.9)%

Net Sales

Net sales totaled $157.4 million in the first quarter of fiscal 2011 compared with $126.8 million in the first quarter of fiscal 2010, an increase of $30.7 million or 24%. Our first quarter fiscal 2011 sales performance benefited from $37 million of acquisition-related revenue. Organic growth through sales to customers in the automotive and food end markets was more than offset by volume declines in certain of our other end markets. For example, sales to customers accessed through the retail channel were down from the same period in the prior year for two reasons. First, sales in the retail channel in the first quarter of fiscal 2010 benefited from promotions that were not expected to and did not recur. Second, during fiscal 2010, the retail channel benefited from demand for sanitizer products in response to concerns regarding the H1N1 virus. Also, customers accessed through Zep’s industrial and institutional end markets – most notably manufacturing, schools, and government customers – continue to be negatively impacted by sustained high rates of unemployment and reduced government spending.

Price increases contributed $2.5 million in revenue during the first quarter of fiscal 2011. These price increases were taken to offset continued increases in commodity costs, including D-Limonene, which is used in a broad range of citrus-based cleaning and plumbing products. The cost of raw materials used in our manufacturing processes continues to be volatile, and we anticipate future price adjustments and further supplier rationalization will be necessary to offset the rising costs of these materials.

Separately, in the first quarter of fiscal 2010, we executed a release agreement addressing historical business transactions with a third-party French licensee. We received a one-time, $1.1 million payment in the first quarter of fiscal 2010 pursuant to this release agreement. In addition, foreign currency translation on international sales negatively impacted sales by $0.5 million during the first quarter of fiscal 2011.

Gross Profit

(Dollars in millions)	Three Months Ended November 30,		Increase (Decrease)	Percent Change
	2010	2009
Net Sales	$157.4	$126.8	$30.7	24.2%
Cost of Products Sold	79.4	56.9	22.5	39.6%
Percent of net sales	50.4%	44.9%
Gross Profit	$78.1	$69.9	$8.2	11.7%
Percent of net sales	49.6%	55.1%

Gross profit increased $8.2 million, or 11.7% to $78.1 million in the first quarter of fiscal year 2011 compared with $69.9 million in the prior year period. Gross profit margin was 49.6% in the first quarter of fiscal year 2011, representing an approximate 550 basis point decline from the same prior year period. The decline in gross profit margin was attributable to the acquisition-related increase in the percentage of sales derived from the distributor channel in the first quarter of fiscal 2011 as compared with the first quarter of fiscal 2010. Additionally, upon their September 2, 2010 purchase, we marked up the value of Waterbury’s acquired finished goods inventory by approximately $1.0 million in accordance with purchase accounting rules. Sales in the first quarter of fiscal 2011 of this acquired inventory reduced gross profit margin and gross profit by 50 basis points and $0.8 million, respectively. The negative impact of mix on gross profit margin was partially offset by pricing and productivity-related gains in the first quarter.

Operating Profit

(Dollars in millions)	Three Months Ended November 30,		Increase (Decrease)	Percent Change
	2010	2009
Gross Profit	$78.1	$69.9	$8.2	11.7%
Percent of net sales	49.6%	55.1%
Selling, Distribution, and Administrative Expenses	67.7	60.3	7.4	12.3%
Restructuring Charges	0.7	0.4	0.3	79.9%
Acquisition Costs	—	0.4	0.4	100%
Operating Profit	$9.7	$8.8	$0.8	9.3%
Percent of net sales	6.1%	7.0%

The Amrep and Waterbury acquisitions have significantly altered our margin structure due to the increased percentage of product sold through the distributor and retail channels. While gross profit margin associated with sales through distributor and retail channels is lower, sales through these channels ultimately results in higher operating margins given lower associated selling and distribution costs. Our selling, distribution and administrative expenses as a percentage of sales declined to 43.0% in the first quarter of fiscal 2011 from 47.6% in the first quarter of fiscal 2010, an improvement of approximately 460 basis points. This favorable trend is due to the inclusion of Amrep and Waterbury-related operating results as well as the success of previously enacted restructuring initiatives undertaken to reduce the breakeven point of the business. We have been able to use our reduced cost structure to further invest in sales and marketing resources, as well as fund employee incentive programs designed to reward profitable growth.

In the first quarter of fiscal year 2011, we recorded a pretax restructuring charge of $0.7 million primarily for costs associated with facility consolidation and the reduction of non-sales headcount. During the first quarter of fiscal year 2010, we recorded a net, pretax restructuring charge of $0.4 million primarily for costs associated with facility consolidations.

As previously stated, since January 2010, we have executed three acquisitions resulting in the recording of approximately $62.5 million of finite-lived intangible assets (namely customer relationships and intellectual property). On an annual basis, amortization of these assets will result in $3.7 million of incremental amortization expense. We incurred acquisition costs during the first quarter of fiscal 2010 associated with the purchase of Amrep totaling $0.4 million. We did not incur material acquisition costs in the first quarter of fiscal 2011.

Operating profit increased $0.8 million in the first quarter of fiscal year 2011 to a profit of $9.7 million compared with $8.8 million reported in the first quarter of fiscal year 2010. Operating margins were 6.1% in the first quarter of fiscal year 2011 compared with 7.0% in the comparative prior year period.

Income before Provision for Taxes

(Dollars in millions)	Three Months Ended November 30,		Increase (Decrease)	Percent Change
	2010	2009
Operating Profit	$9.7	$8.8	$0.8	9.3%
Percent of net sales	6.1%	7.0%
Other Expense (Income)
Interest Expense, net	1.9	0.3	1.6	596%
(Gain) Loss on foreign currency transactions	(0.2)	(0.1)	(0.1)	(109)%
Miscellaneous Expense (Income)	0.1	(0.1)	0.2	275%
Total Other Expense	1.8	0.1	1.7	1,242%
Income before Provision for Taxes	$7.8	$8.7	$(0.9)	(9.9)%
Percent of net sales	5.0%	6.9%

Other expenses increased $1.7 million from the first quarter of fiscal year 2010. Our level of indebtedness, and, therefore our interest expense, has increased due primarily to the need to fund our aforementioned acquisitions. The Company has begun to repay these borrowings using positive cash flow generated from acquired operations. Assuming current debt levels, total interest expense is expected to range from $6.5 million to $7.5 million on an annual basis.

Provision for Taxes and Net Income

(Dollars in millions)	Three Months Ended November 30,		Increase (Decrease)	Percent Change
	2010	2009
Income before Provision for Income Taxes	$7.8	$8.7	$(0.9)	(9.9)%
Percent of net sales	5.0%	6.9%
Provision (Benefit) for Income Taxes	2.9	3.3	(0.4)	(11.5)%
Effective tax rate	37.1%	37.8%
Net Income (Loss)	$4.9	$5.4	$(0.5)	(8.9)%

Net income for the first quarter of fiscal year 2011 declined $0.5 million, or 8.9%, to net income of $4.9 million compared with $5.4 million reported in the first quarter of fiscal year 2010. First quarter fiscal 2011 net income reflects charges totaling $1.0 million, or $0.04 per diluted share related to restructuring efforts and incremental expense due to an increased basis in acquired inventories. First quarter fiscal 2010 net income reflects charges totaling $0.5 million, or $0.02 per diluted share related to restructuring efforts and acquisition costs. Also included in first quarter 2010 net income and earnings per diluted share is $0.7 million or $0.03, respectively, of nonrecurring revenue associated with a royalty income settlement from a French licensee.

The effective tax rate for the first quarter of fiscal year 2011 was 37.1%, compared with 37.8% in the prior year period. Our effective tax rate is anticipated to range between 36.5% and 37.5% for fiscal year 2011.

Outlook

We are committed to transforming the business into a dynamic, market-driven enterprise that delivers superior products and customer service. Importantly, we believe we have made substantial improvements to our cost structure. In the near term, we will continue to invest in the business, organically as well as acquisitively, while leveraging our improved cost structure.

During fiscal 2011, we intend to take certain of the following actions in pursuit of our strategic goals:

•

Profitably grow the revenue of our sales and service organization by expanding the number of sales representatives focused on our key strategic end markets where the customers value the training and experience of our dedicated sales force. We will continue to invest in tools and training to further enhance the effectiveness of our Sales and Service organization; we also expect to develop new products and new marketing initiatives for targeted strategic end-markets;

•	Diversify our business with retailers by utilizing a variety of owned and private label brands focused on the “pro” buyer;

•

Expand our business in the distributor channel by offering industrial and specialty distributors a variety of owned and private label brands focusing on the category management strategies of the distributors. We will leverage our recently acquired assets and brands to further penetrate this channel;

•

Improve and then expand our international operations leveraging the strengths of the Italian organization by more fully integrating our western European operations and evaluate acquisition opportunities to expand in other areas of Europe; and

•	Grow through profitable, strategic acquisitions that will expand our access to markets and utilize the strength of our formulations and industry knowledge to accelerate our growth.

We believe that the success of our strategy in creating shareholder value will be measured by the following long-term financial objectives:

•	Revenue growth in excess of market growth rates;

•	Annualized EBITDA margin improvement of 50 basis points;

•	Annualized earnings per share increases of 11 – 13%; and

•	Returns on invested capital of greater than 15%.

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

We face potential execution risk with respect to accomplishing our strategic initiatives. We believe we are operating in a new economic reality following the broad economic downturn, and the full impact on our customers is not yet known. While economists have declared an end to the recession, its effects are widely predicted to be felt for many months to come. We believe markets reached through our sales rep organization, which include transportation, food, industrial manufacturing, and government, are strongly correlated to seasonally-adjusted manufacturing employment, overall employment levels and, to some degree, new motor vehicle sales. Sales into this channel are expected to remain soft for the foreseeable future, and we intend to continue managing the business in a way that is not predicated upon a near-term recovery. However, as volume growth returns, we expect to realize significant financial leverage due to our efforts to improve productivity and streamline the business.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains, and other written or oral statements made by or on behalf of us may include, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we, or the executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Specifically, forward-looking statements may include, but are not limited to:

•	statements relating to our future economic performance, benefits of productivity improvements, business prospects, revenue, income, cash flows, and financial condition;

•	statements relating to the tax-free nature of the distribution of our common stock to stockholders of Acuity Brands in the Distribution; and

•	statements preceded by, followed by, or that include the words “expects,” “believes,” “intends,” “anticipates,” and similar terms that relate to future events, performance, or our operating results.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results, expectations, or outcomes to differ materially from our historical experience as well as management’s present expectations or projections. These risks and uncertainties include, but are not limited to:

•	customer and supplier relationships and prices;

•	competition;

•	ability to realize anticipated benefits from strategic or planning initiatives and the timing of related benefits, including initiatives and benefits pertaining to acquisitions;

•	market demand;

•	litigation and other contingent liabilities, such as environmental matters; and

•	economic, political, governmental, technological, and natural disaster related factors affecting our operations, tax rate, markets, products, services, and prices, among others.

A variety of other risks and uncertainties could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. A number of those risks are discussed in Part I, “Item 1A. Risk Factors” within our Form 10-K.

You are cautioned not to place undue reliance on any of our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to publically update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Quarter Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due primarily to fluctuation in both interest rates and foreign exchange rates. There have been no material changes to our exposure from market risks from those disclosed in Part II, Item 7A. within our Annual Report on Form 10-K for the year ended August 31, 2010.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by us in the reports filed under the Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2010. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Except as set forth below, during the three months ended November 30, 2010, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

On September 2, 2010 and October 1, 2010, we completed our acquisitions of Waterbury and Niagara National, respectively. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based upon information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on our results of income, financial position, or cash flows in future periods. We establish reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved. See “Item 3. Legal Proceedings” within our Form 10-K.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of our Form 10-K.

Item 6.	Exhibits

Exhibits are listed on the Index to Exhibits (page 24), which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT Zep Inc.

DATE: January 5, 2011	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: January 5, 2011	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc. (effective January 7, 2009)	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 6, 2008, which is incorporated herein by reference.

EXHIBIT 10	(a)	Form of Restricted Stock Award Agreement for Non-Employee Directors.	Filed with the Commission as part of this Form 10-Q.

	(b)	Form of Transition Services Agreement, by and between Amrep, Inc., Acuity Holdings, Inc., Waterbury Companies, Inc. and Air Guard Control (Canada) Limited, dated as of September 2, 2010.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on September 3, 2010, which is incorporated herein by reference.

EXHIBIT 12		Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Commission as part of this Form 10-Q.

	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Section 1350 Certification, signed by John K. Morgan	Furnished with the Commission as part of this Form 10-Q.

	(b)	Section 1350 Certification, signed by Mark R. Bachmann	Furnished with the Commission as part of this Form 10-Q.