Form 10-Q
period 2011-02-28
Zep Inc.
filed 2011-04-05
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

Common Stock — $0.01 Par Value — 21,942,132 shares as of March 31, 2011.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.                                    Consolidated Financial Statements

Zep Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	FEBRUARY 28, 2011	AUGUST 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,905	$25,257
Accounts receivable, less reserve for doubtful accounts of $3,978 at February 28, 2011 and $4,995 at August 31, 2010	88,277	90,827
Inventories	70,593	53,192
Deferred income taxes	7,374	8,188
Prepayments and other current assets	12,400	9,779
Total Current Assets	185,549	187,243
Property, Plant, and Equipment, at cost:
Land	4,524	4,504
Buildings and leasehold improvements	59,302	58,224
Machinery and equipment	98,992	94,172
Total Property, Plant, and Equipment	162,818	156,900
Less - Accumulated depreciation and amortization	95,377	90,026
Property, Plant, and Equipment, net	67,441	66,874
Other Assets:
Goodwill	84,173	53,764
Identifiable intangible assets	67,198	30,271
Deferred income taxes	939	861
Other long-term assets	3,807	3,835
Total Other Assets	156,117	88,731
Total Assets	$409,107	$342,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,000	$15,000
Accounts payable	49,116	51,390
Accrued compensation	16,741	21,322
Other accrued liabilities	24,317	29,124
Total Current Liabilities	105,174	116,836
Long-term debt, less current maturities	138,400	77,150
Deferred Income Taxes	3,144	2,140
Self-Insurance Reserves, less current portion	4,435	5,420
Other Long-Term Liabilities	22,881	19,129
Commitments and Contingencies (see Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 21,536,110 issued and outstanding at February 28, 2011, and 21,335,922 issued and outstanding at August 31, 2010	215	213
Paid-in capital	88,426	85,316
Retained earnings	30,404	25,052
Accumulated other comprehensive income items	16,028	11,592
Total Stockholders’ Equity	135,073	122,173
Total Liabilities and Stockholders’ Equity	$409,107	$342,848

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED FEBRUARY 28,		SIX MONTHS ENDED FEBRUARY 28,
	2011	2010	2011	2010
Net Sales	$146,835	$127,350	$304,276	$254,101
Cost of Products Sold	78,244	67,374	157,634	124,233
Gross Profit	68,591	59,976	146,642	129,868
Selling, Distribution, and Administrative Expenses	63,811	57,233	131,484	117,517
Restructuring Charges	751	—	1,469	399
Gain on Sale of Building	(676)	—	(676)	—
Acquisition Costs	—	1,183	—	1,550
Operating Profit	4,705	1,560	14,365	10,402
Other Expense:
Interest expense, net	1,613	460	3,485	729
(Gain) Loss on foreign currency transactions	(59)	84	(220)	7
Miscellaneous expense (income), net	27	36	127	(21)
Total Other Expense	1,581	580	3,392	715
Income before Provision for Income Taxes	3,124	980	10,973	9,687
Provision for Income Taxes	974	242	3,884	3,529
Net Income	$2,150	$738	$7,089	$6,158

Earnings Per Share:
Basic Earnings per Share	$0.10	$0.03	$0.33	$0.28
Basic Weighted Average Number of Shares Outstanding	21,506	21,276	21,454	21,215
Diluted Earnings per Share	$0.10	$0.03	$0.32	$0.28
Diluted Weighted Average Number of Shares Outstanding	21,982	21,746	21,937	21,634
Dividends Declared per Share	$0.04	$0.04	$0.08	$0.08

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SIX MONTHS ENDED FEBRUARY 28,
	2011	2010
Cash Provided by (Used for) Operating Activities:
Net income	$7,089	$6,158
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	7,082	4,296
Deferred income taxes	1,739	858
Excess tax benefits from share-based payments	(572)	(237)
Gain on sale of property, plant and equipment	(676)	—
Other non-cash charges	1,502	1,903
Change in assets and liabilities:
Accounts receivable	10,932	7,822
Inventories	(8,537)	(1,622)
Prepayments and other current assets	(2,121)	(2,312)
Accounts payable	(6,870)	(4,793)
Accrued compensation and other current liabilities	(12,604)	(7,828)
Self-insurance and other long-term liabilities	268	11
Other assets	(92)	(186)
Net Cash (Used for) Provided by Operating Activities	(2,860)	4,070

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(3,180)	(4,131)
Acquisitions	(76,065)	(64,448)
Proceeds from sale of property, plant, and equipment	1,084	—
Net Cash Used for Investing Activities	(78,161)	(68,579)

Cash Provided by (Used for) Financing Activities:
Proceeds from revolving credit facility	88,117	97,900
Repayments of borrowings from revolving credit facility	(26,867)	(48,100)
Proceeds from receivables facility	—	15,000
Employee stock issuances	719	201
Excess tax benefit from share-based payments	572	237
Dividend payments	(1,738)	(1,735)
Net Cash Provided by Financing Activities	60,803	63,503
Effect of Exchange Rate Changes on Cash	1,866	(159)
Net Change in Cash and Cash Equivalents	(18,352)	(1,165)
Cash and Cash Equivalents at Beginning of Period	25,257	16,651
Cash and Cash Equivalents at End of Period	$6,905	$15,486

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Zep Inc. (“Zep”, the “Company”, “we”, “our”, or “us”) is a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well recognized brand names, some of which have been in existence since we were founded in 1937. Our product portfolio, which is produced using more than 4,000 unique formulations, includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems, and a wide variety of automotive maintenance chemicals. We sell our products through a direct-sales organization, to consumers primarily through home improvement stores, and to large national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. We are a leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. We became an independent, publicly owned company in 2007 upon a spin-off from our former parent company. Our common stock trades on the New York Stock Exchange under the ticker symbol “ZEP.”

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

The results of operations for the three and six months ended February 28, 2011 are not necessarily indicative of the results for the full fiscal year because our net sales and net income are generally higher in the second-half of our fiscal year. More specifically, due to the seasonal nature of a portion of our business and the number of available selling days, sales in the second-half of our fiscal year have historically outpaced those generated in the first-half of the fiscal year.  We anticipate continued volatility in the commodities markets, which could have a negative impact on the cost of raw materials used in our production processes.  Additionally, operating results in the second-half of our fiscal year could be impacted by the uncertainty of general economic conditions facing key end-markets in which we participate.

During the first quarter of fiscal year 2010, we renegotiated the terms of our contract with our licensee in France. Separately, we executed a release agreement with this party that addressed historical business transactions. We received a one-time, $1.1 million payment pursuant to this release agreement, all of which we recognized within Net Sales on our Consolidated Statements of Operations during the three months ended November 30, 2009.

2. ACQUISITIONS

We began executing our acquisition growth initiatives during fiscal year 2010. Since January 2010, we have completed three acquisitions. The first was Amrep, Inc. (“Amrep”), which was immediately accretive to earnings, expanded our access to the retail and distributor channels, and provided significant private label capabilities. In September 2010, we acquired certain brands and assets, and assumed certain liabilities of Waterbury Companies, Inc. (“Waterbury”), which we expect will enhance Amrep’s leading position as a provider of air care delivery systems and products for facilities maintenance. Our third acquisition, completed in October 2010, was of the assets of Niagara National, LLC (“Niagara”). This acquisition complements our strength in the vehicle wash market, specifically in the truck and fleet washing equipment markets. Acquisition costs incurred in support of these transactions totaled $3.4 million throughout fiscal year 2010. Our first-half fiscal 2011 sales performance benefited from $54.8 million of acquisition-related revenue. As stated below, our acquisitions resulted in the recording of goodwill, which is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

Amrep, Inc.

On September 15, 2010, we filed income tax returns for Amrep’s 2009 tax year. The filing of these tax returns concurrently generated a tax payable due from us to Amrep’s former owners, which amount was determined based upon amended terms of the Amrep purchase agreement. The amount of the taxes payable, which is approximately $0.5 million, was not known until September

2010. We also finalized the amount of deferred tax assets associated with fixed assets acquired from Amrep, which decreased our deferred tax assets by approximately $0.5 million. These adjustments increased Goodwill on the Company’s Consolidated Balance Sheets by a like amount.  These adjustments did not have a material impact on our consolidated financials statements in any period, and, therefore, our consolidated financial statements do not include retrospective adjustment.

Waterbury Companies, Inc.

On September 2, 2010 (the “Waterbury Closing Date”), Amrep and certain other of our subsidiaries acquired certain brands and assets and assumed certain liabilities of the North American operations of Waterbury Companies, Inc. (“Waterbury”), a provider of air-care delivery systems and products for facility maintenance. We market Waterbury’s products under recognized and established brand names such as TimeMist(R), TimeWick, MicrobeMax(TM), Country Vet(R), and Konk(TM). We did not acquire Waterbury’s manufacturing facility. Waterbury entered into a transition services agreement with us pursuant to which it is continuing to make products for us until we have completed the transfer of related manufacturing operations to our facilities and have obtained certain regulatory permits and approvals. We acquired the Waterbury brands and assets for an initial cash purchase price of approximately $66 million (the “Waterbury Closing Purchase Price”). Of the $66 million purchase price, $62 million was funded through borrowings pursuant to our 2010 Credit Facility (discussed further in Note 4 of Notes to Consolidated Financial Statements), and the remaining $4.0 million was funded through available cash.  In January 2011, we finalized Waterbury’s Closing Date working capital in accordance with the asset purchase agreement and received an immaterial amount from the sellers as part of such finalization and pursuant to the asset purchase agreement. This adjustment reduced the purchase price by that immaterial amount, which was reflected as an adjustment to Goodwill on the Company’s Consolidated Balance Sheets.

Under the purchase method of accounting, we made a preliminary allocation of the Waterbury Closing Purchase Price to the net tangible and intangible assets that we acquired from Waterbury based on their estimated fair values as of September 2, 2010. The excess of the Waterbury Closing Purchase Price over the preliminarily recorded net tangible and identifiable intangible assets was recorded as Goodwill on our Consolidated Balance Sheets. Management continues to gather additional information about the fair value of assets and liabilities acquired from Waterbury and this process may affect this transaction’s final purchase price allocation. Also, while we acquired legal title to the fixed assets used by Waterbury to manufacture products for us on the Waterbury Closing Date, because these assets continue to be operated by Waterbury pursuant to a transition services agreement we have not yet taken physical possession of them. Therefore, we have not had the opportunity to finalize our inspection of the condition of the fixed assets. While these assets are being operated by Waterbury and until such time as physical transfer is completed, we have estimated the assets’ fair value and related depreciation expense. Such estimates are subject to change once we have taken physical possession of these assets.

The preliminary purchase price allocation presented below could change as the purchase price allocation becomes final. The following summary allocation includes an estimate of approximately $34.5 million of identifiable intangible assets:

Cash and cash equivalents	$—
Inventory	6,998
Other current assets	5,500
Property, plant and equipment	1,186
Accounts payable	(3,622)
Other liabilities assumed	(941)
Total net tangible assets	$9,121

Identifiable intangible assets
Customer relationships	27,050
Patents and formulations	3,700
Trademarks	3,700
Goodwill	22,652
Total preliminary estimated purchase price allocation	$66,223

We recognize the amortization of intangible assets with finite lives over their estimated useful lives using an amortization method that reflects the pattern in which the economic benefits of the intangible assets are consumed or are realized. We will amortize the value allocated to Waterbury’s customer relationships on a straight-line basis during a period ranging from eight to 22 years. As a result of the historical attrition rate in the customer base acquired from Waterbury, the difference between amortizing these intangible assets on a straight-line basis and an attrition-based method is not considered significant. We will amortize the value allocated to patents and technology on a straight-line basis ranging from five to 13 years. We determined that acquired trademarks have an indefinite useful life. We expect amortization expense associated with definite-lived intangible assets acquired from Waterbury to approximate $1.8 million during each of the next five years.

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

Niagara National, LLC

On October 1, 2010, we completed the acquisition of the brands and assets of Atlanta-based Niagara, a manufacturer of truck wash systems and products. The historical total assets and operating results of Niagara are not material to our Consolidated Financial Statements. Through this acquisition, we have added the Niagara brand of custom truck wash, pressure washers, water recovery systems and maintenance chemicals to our transportation product portfolio, which includes the Zep, EnviroEdge, and Armor All Professional® brands. Under the purchase method of accounting, we made a preliminary allocation of the Niagara closing purchase price to the net tangible and intangible assets that we acquired from Niagara based on their estimated fair values as of October 1, 2010. Management continues to gather additional information about the fair value of acquired assets and liabilities.  In January 2011, we finalized Niagara’s closing date working capital in accordance with the asset purchase agreement and paid an immaterial additional amount to the sellers of Niagara pursuant to this agreement. This additional outlay of cash increased the purchase price by that amount, and is reflected as an adjustment to Goodwill on the Company’s Consolidated Balance Sheets.

3. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	February 28, 2011	August 31, 2010
Raw materials and supplies	$20,194	$14,559
Work in process	1,341	867
Finished goods	51,462	40,339
	72,997	55,765
Less: Reserves	(2,404)	(2,573)
	$70,593	$53,192

4. DEBT OBLIGATIONS

On July 15, 2010, the Company entered into a $320 million five-year senior, secured credit facility (the “2010 Credit Facility”). As of February 28, 2011, $131.3 million of the total $146.3 million in borrowings made under the 2010 Credit Facility have been reflected within Long-term debt, less current maturities on our Consolidated Balance Sheets given our current intent and ability to settle $131.3 million of those borrowings in periods subsequent to February 28, 2012. Under the terms of the 2010 Credit Facility, we may refinance certain amounts borrowed under our 2010 Credit Facility until 2015. Therefore, the short- and long-term classification of debt on our Consolidated Balance Sheets may fluctuate not only in response to repayment of those amounts, but also as a result of changes in our projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the 2010 Credit Facility approximated 3.7% during the six months ended February 28, 2011. As of February 28, 2011, we had additional borrowing capacity under the 2010 Credit Facility of $158.9 million, which represents full availability under the 2010 Credit Facility, less the aforementioned borrowings, amounts repaid in accordance with term loan provisions of that facility, and outstanding letters of credit totaling $10.7 million and issued under the 2010 Credit Facility. We were in compliance with our debt covenants as of February 28, 2011, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements, excluding acquisitions, over the next twelve months.

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

However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved. Also, from time to time we may incur expenses associated with efforts to enforce our non-compete agreements.

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

We are currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by us have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which we have been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party either: (1) we are one of many other identified generators who have reached an agreement regarding the allocation of costs for cleanup among the various generators and our potential liability is not material; (2) we have been identified as a potential generator and the sites have been remediated by the Environmental Protection Agency or by a state for a cost that is not material; or (3) other generators have cleaned up the site and have not pursued a claim against us and our liability, if any, would not be material.

We own and operate property located on Seaboard Industrial Boulevard in Atlanta, Georgia where we have been named as a potentially responsible party. We and the current and former owners of adjoining properties have agreed to share the expected costs and responsibilities of remediation. Further, we have executed a Consent Order with the EPD covering this remediation, and are operating under an EPD approved Corrective Action Plan, which may be amended from time to time based on the progression of our remediation.  In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with subsurface remediation, primarily to remove contaminants from soil underlying this property, and other related environmental issues. While over approximately the next twenty years we could expend an amount ranging up to $10.0 million on these efforts, management’s best estimate of initial remediation costs continues to be $5.0 million. To date, we have expended approximately $2.3 million of the $5.0 million reserve established in May 2007. Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate. We arrived at the current estimates based on studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

In December 2010, we became aware of contamination in one of our waste water treatment facilities caused by a raw material used in our production.  As a result of the contamination, we may be in violation of our Industrial Waste Water Permit issued by the City of Atlanta.  In addition, as a result of this contamination, waste may have been shipped off-site in violation of state and federal rules governing the transportation and disposal of hazardous waste.   We incurred $1.4 million of incremental cost during our second quarter in fiscal 2011 as a result of this contamination.  The City of Atlanta and the Georgia Environmental Protection Division were voluntarily notified of this matter.   While we do not expect to incur material elevated operating costs beyond the second quarter of fiscal 2011, we may incur fines and be subject to consent orders, the cost of which is unknown at this time.

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

Amrep’s primary manufacturing location in Marietta, Georgia is the only active site involving property that Amrep owns with respect to which Amrep has been named as a potentially responsible party. With regard to this location, Amrep is responsible for the expected costs of implementing an Amended Corrective Action Plan that was submitted in March 2009 under HSRA, the approval of which is still pending. The EPD is reviewing the amended Corrective Action Plan and will determine whether additional actions are necessary and, if so, for what period of time.

As of February 28, 2011, the liabilities presented within our Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $11.3 million, which represents our best estimate of costs associated with the aforementioned Amended Corrective Action Plan for Amrep’s Marietta, Georgia location, primarily to remediate contaminants underlying the Marietta manufacturing facility and affected adjacent properties, and other related environmental issues. While over approximately the next twenty years we could expend an amount ranging up to $18.0 million on these efforts, management’s best estimate of remaining remediation costs is $11.3 million. Further sampling, engineering studies, and/or changes in regulatory requirements could cause revision to the current estimate. The initially recorded $12.0 million estimate was derived based on studies prepared by independent third party environmental consulting firms. To date, we have expended approximately $0.7 million of what the $12.0 million reserve established in December 2009. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation designed to address the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Additionally, Amrep previously conducted manufacturing operations at an unrelated property in Georgia that has since been sold. Pursuant to the terms of the sale, Amrep has retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address the sub-surface contamination and, at this time, does not anticipate that costs associated with future remediation efforts will be material. As of February 28, 2011, accruals associated with this effort totaled approximately $0.2 million. However, the actual cost of remediation could vary depending upon the results of additional testing and geological studies and the rate at which site conditions may change. Finally, management is preparing a plan to address the sub-surface contamination at a Texas manufacturing location owned by Amrep, and, at this time, does not anticipate that the costs associated with future remediation efforts will be material. These estimates could change, however, based upon the response of the Texas Commission on Environmental Quality to that plan.

6. RESTRUCTURING CHARGES

During fiscal year 2010, Restructuring Charges recorded within our Consolidated Statements of Operations totaled $8.2 million and reflect (1) the consolidation of our logistics branch network, (2) the further streamlining of our organizational structure, which resulted in the reduction of non-sales headcount, and (3) the continued integration of Zep’s and Amrep’s manufacturing capabilities.

In the first-half of fiscal year 2011, we recorded a pretax restructuring charge of $1.5 million for costs associated with facility consolidations and reduction of non-sales headcount. The fiscal 2011 changes to our restructuring reserve (included within Accrued compensation and Other accrued liabilities on the Consolidated Balance Sheets) are summarized as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2010	$2,567	$3,433
Restructuring charges recorded during fiscal 2011	1,096	373
Payments made from restructuring reserves	(2,155)	(373)
Balance as of February 28, 2011	$1,508	$3,433

We listed a facility in the Boston, Massachusetts area for sale during fiscal 2010 in conjunction with previously disclosed restructuring programs.  We sold this facility during the second quarter of our fiscal 2011, and we have reflected the related gain of $0.7 million as Gain on Sale of Building within our Consolidated Statements of Operations.  We lease the majority of our selling branch and warehouse locations, and the sale of owned facilities occurs infrequently.

7. EARNINGS PER SHARE

On September 1, 2009, we retrospectively adopted an accounting pronouncement that provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share.  This guidance is applicable to us due to a dividend protection feature inherent within certain of our historical equity awards.  Awards issued under the fiscal 2011 annual grant did not include a dividend protection feature, and we do not currently intend to reinstate this provision.  Therefore, we expect the impact of this guidance on our earnings per share calculations to diminish over time.

Basic earnings per share is computed by dividing net income adjusted for presumed dividend payments on unvested shares by the weighted average number of common shares outstanding during the period. We exclude unvested shares of restricted stock from basic shares outstanding. Diluted earnings per share is computed similarly, but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested.

The following table reflects basic and diluted earnings per common share:

	Three Months Ended February 28		Six Months Ended February 28
	2011	2010	2011	2010
Basic earnings per share:
Net income	$2,150	$738	$7,089	$6,158
Less: Allocation of earnings and dividends to participating securities	(26)	(15)	(84)	(118)
Net income available to common shareholders - basic	$2,124	$723	$7,004	$6,040
Basic weighted average shares outstanding	21,506	21,276	21,454	21,215
Basic earnings per share	$0.10	$0.03	$0.33	$0.28
Diluted earnings per share:
Net income available to common shareholders - basic	$2,124	$723	$7,004	$6,040
Add: Undistributed earnings reallocated to unvested shareholders	—	—	1	1
Net income available to common shareholders - diluted	$2,124	$723	$7,005	$6,041
Basic weighted average shares outstanding	21,506	21,276	21,454	21,215
Common stock equivalents (stock options and restricted stock)	476	470	483	419
Diluted weighted average shares outstanding	21,982	21,746	21,937	21,634
Diluted earnings per share	$0.10	$0.03	$0.32	$0.28

For both the three month periods ended February 28, 2011 and 2010, we excluded from our earnings per share calculation 0.1 million and 0.4 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation. For the six month periods ended February 28, 2011 and 2010, we excluded from our earnings per share calculation 0.5 million and 0.7 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation.

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

	Three Months Ended February 28		Six Months Ended February 28
	2011	2010	2011	2010
Net income	$2,150	$738	$7,089	$6,158
Foreign currency translation adjustments (net of tax of $0 in all periods)	3,026	(2,568)	4,436	(559)
Change in unrealized loss on hedges (net of tax of $59 and $110 for the three and six months ended February 28, 2010, respectively)	—	97	—	181
Comprehensive income	$5,176	$(1,733)	$11,525	$5,780

Foreign currency translation adjustments for the three months and six months ended February 28, 2011 resulted primarily from fluctuation of the U.S. Dollar compared with the Canadian Dollar and the Euro.

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

In September 2006, accounting guidance was issued that establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Accordingly, we adopted this pronouncement effective September 1, 2008. The adoption did not affect our results of operations or financial condition. We applied the provisions of this guidance to non-financial assets, such as our property and equipment, goodwill and certain other assets, which are measured at fair value for impairment as required beginning September 1, 2010. The application of this guidance did not affect our results of operations or financial condition.

Item 2.                                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of our results of operations, financial position, cash flows, indebtedness, and other key financial information as of and for the three and six month periods ended February 28, 2011 and 2010. Also, please refer to our Form 10-K for the fiscal year ended August 31, 2010 for additional information regarding Zep, including our audited consolidated and combined financial statements as of and for each of the three years ended August 31, 2010 and the related notes thereto.

Overview

Company

We are a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well recognized brand names, some of which have been in existence since we were founded in 1937. Our product portfolio, which is currently produced using more than 4,000 unique formulations, includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems, and a wide variety of automotive maintenance chemicals. We sell our products through a sales and service organization, to consumers primarily through home improvement stores, and to national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. We are a leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. Furthermore, as the result of recent acquisitions, we have established a strong presence in the distributor market.

Due to the seasonal nature of a portion of our business and the number of available selling days, sales in the second-half of our fiscal year have historically outpaced those generated in the first-half of the fiscal year. Additional discussion of trends and expectations related to the remainder of fiscal year 2011 and beyond is included within the Results of Operations and Outlook sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisitions

On January 4, 2010, we acquired Amrep a specialty chemical formulator and packager focused in the automotive, fleet maintenance, industrial/MRO supply, institutional supply, and motorcycle markets. Amrep was acquired for approximately $64.4 million. Amrep’s products are marketed under recognized and established brand names such as Misty®, Next Dimension™, Petro®, and i-Chem®. We believe the acquisition of Amrep to be an important strategic step in our efforts to utilize distribution to expand our presence in a number of end markets while minimizing channel conflict through the manufacture of both private branded products and national brands. We borrowed under our credit facilities to finance the purchase price of Amrep, Inc.

On September 2, 2010, Amrep and certain other of our subsidiaries acquired certain brands and assets and assumed certain liabilities of the North American operations of Waterbury, a provider of air-care delivery systems and products for facility maintenance. We market Waterbury’s products under recognized and established brand names such as TimeMist(R), TimeWick, MicrobeMax(TM), Country Vet(R), and Konk(TM). We did not acquire Waterbury’s manufacturing facility. Waterbury entered into a transition services agreement with us pursuant to which it is continuing to make products for us until we have completed the transfer of related manufacturing operations to our facilities and have obtained certain regulatory permits and approvals. We acquired the Waterbury brands and assets for a cash purchase price of approximately $66 million. Of the approximate $66 million purchase price, $62 million was funded through borrowings pursuant to our 2010 Credit Facility (discussed further in Note 4 of Notes to Consolidated Financial Statements), and the remaining $4.0 million was funded through available cash.

On October 1, 2010, we completed the acquisition of the brands and assets of Atlanta-based Niagara National, LLC, a manufacturer of truck wash systems and products. The historical total assets and operating results of Niagara National, LLC are not material to our Consolidated Financial Statements. Through this acquisition, we have added the Niagara brand of custom truck wash, pressure washers, water recovery systems and maintenance chemicals to our transportation product portfolio that includes the Zep, EnviroEdge, and Armor All Professional® brands.

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

•                  Build upon existing European capabilities; and

•                  Expand through selected acquisitions.

During the past three years, we streamlined our historical product offering by approximately 50%; we reduced our branch network from 42 locations to 17 locations; we reduced non-sales headcount by approximately 10%; and we reduced the breakeven point of our Sales and Service selling organization by almost one-third. These changes allowed us to increase our cash flows and to reduce our debt by 53% before we began pursuing acquisitive growth opportunities. We began to implement our acquisition strategy in fiscal 2010 with the January 2010 acquisition of Amrep followed by our acquisition in September 2010 of certain assets and assumed certain liabilities of Waterbury, including certain air-care brands. These two acquisitions gave us a strong presence in the distributor market and strengthened our position in the retail market. The acquisition of Amrep also allowed us to consolidate further our manufacturing operations. In October 2010, we acquired the assets of Niagara, which complements the strength of our direct-sales organization in the vehicle-wash market, specifically in the truck and fleet washing equipment markets.

Liquidity and Capital Resources

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our five-year senior, secured credit facility (the “2010 Credit Facility”), which, net of scheduled term loan repayments, provides for a maximum borrowing capacity of $316 million. As of February 28, 2011, we have issued outstanding letters of credit totaling $10.7 million primarily for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs and supporting certain environmental obligations. These letters of credit were issued under the 2010 Credit Facility as of August 31, 2010, thereby reducing the total availability under the facility by such amount. As of February 28, 2011, we had $6.9 million in cash and cash equivalents and approximately $158.9 million available under the 2010 Credit Facility. We believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements, excluding acquisitions, over the next twelve months. In addition, during January 2010, the Securities and Exchange Commission declared our shelf registration statement effective. The shelf registration statement provides for the issuance of up to an aggregate of $200 million of equity, debt, and certain other types of securities through one or more future offerings. The net proceeds from the sale of any securities registered thereunder may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Net cash used to fund our operating activities totaled $2.9 million during the first six months of fiscal year 2011, compared with $4.1 million of cash provided by our operating activities in the prior year period. Cash flow from operations was reduced by approximately $2.0 million in the first quarter of fiscal 2011when we paid prior accrued professional fees associated with the Waterbury acquisition. The increase in net cash used to fund our operating activities also resulted from increased payments of cash incentive compensation paid in the first six months of fiscal 2011, costs associated with building inventory ahead of the transition of manufacturing processes from Waterbury to Zep, and increased payments associated with volume-based rebate programs.

Cash invested in acquisitions during the first-half of fiscal 2011 totaled $76.1 million. Management believes that investing in assets and programs that will over time increase the return on our invested capital is a key factor in creating stockholder value. We invested $3.2 million and $4.1 million in the first six months of fiscal year 2011 and 2010, respectively, primarily for building improvements, machinery, equipment, and information technology. We expect to make capital expenditures of approximately $9 million to $11 million in fiscal year 2011.

Results of Operations

Second Quarter of Fiscal Year 2011 Compared with Second Quarter of Fiscal Year 2010

The following tables set forth information comparing the components of net income for the three months ended February 28, 2011 with the three months ended February 28, 2010. Both dollar and percentage changes included within the tables below were calculated from our Consolidated Statements of Operations.

	Three Months Ended
	February 28		Percent
(Dollars in millions)	2011	2010	Change
Net Sales	$146.8	$127.4	15.3%
Gross Profit	68.6	60.0	14.4%
Percent of net sales	46.7%	47.1%
Operating Profit	4.7	1.6	202%
Percent of net sales	3.2%	1.2%
Income before Provision for Taxes	3.1	1.0	219%
Percent of net sales	2.1%	0.8%
Net Income	$2.2	$0.7	191%

Net Sales

Net sales totaled $146.8 million in the second quarter of fiscal year 2011 compared with $127.4 million in the second quarter of fiscal year 2010, an increase of $19.5 million or 15.3%. Our second quarter fiscal year 2011 sales performance included $18 million of revenues from companies acquired in fiscal year 2011 and fiscal year 2010.  Additionally, we achieved organic revenue growth during the second quarter of fiscal year 2011. This growth was attributable to increased pricing of $3.1 million and improved sales volumes in several of our key end-markets. Specifically, sales to customers in the industrial, food and transportation end-markets improved during the quarter. Partially offsetting these improvements, however, were declines in sales through our retail channel and to schools and governments. The rate of decline in sales through the retail channel and to schools and governments is decelerating.

Gross Profit

	Three Months Ended
	February 28		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Net Sales	$146.8	$127.4	$19.5	15.3%
Cost of Products Sold	78.2	67.4	10.9	16.1%
Percent of net sales	53.3%	52.9%
Gross Profit	$68.6	$60.0	$8.6	14.4%
Percent of net sales	46.7%	47.1%

Gross profit increased $8.6 million, or 14.4%, to $68.6 million in the second quarter of fiscal year 2011 compared with $60.0 million in the prior year period. Gross profit margin was 46.7% in the second quarter of fiscal year 2011, representing an approximate 40 basis point decline from the same prior year period.

During the second quarter of fiscal 2011, we detected contamination within one of our manufacturing location’s waste streams, which caused a temporary increase in our wastewater disposal and overall operating costs.  Gross profit in second quarter of fiscal 2011 includes $1.4 million of costs associated with this occurrence, which represents 90 basis points of gross profit margin.  The affected waste treatment facility is now fully functional, and we do not expect future cost associated with this event, if any, to be material. Also contributing to the decline in gross profit margin was the acquisition-related increase in the percentage of sales derived from the distributor channel in the second quarter of fiscal 2011, which included three months of sales related to the Amrep and Waterbury acquisitions.  We purchased Amrep on January 4, 2010.  Therefore, the second quarter of fiscal year 2010 included two rather than three months of Amrep’s operating results.  The Waterbury acquisition did not occur until fiscal year 2011. Sales in the second quarters of fiscal year 2011 and fiscal year 2010 of acquired inventory whose fair market values had been increased in accordance with purchase accounting rules totaled $0.2 million and $0.5 million, respectively.  Partially offsetting the above mentioned items responsible for a decline in gross profit margin are pricing increases implemented to address the increase of raw materials used in our production and improved manufacturing absorption.  We continue to monitor commodity costs in light of recent turmoil in the Middle East, and future adjustments to price may be necessary to mitigate the impact of rising commodity costs.  Manufacturing absorption improved due to the building of inventory ahead of the transition of Waterbury’s manufacturing processes and other initiatives.   We anticipate several operational milestones from the Waterbury integration to occur during the third quarter of fiscal 2011.

Operating Profit

	Three Months Ended
	February 28		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Gross Profit	$68.6	$60.0	$8.6	14.4%
Percent of net sales	46.7%	47.1%
Selling, Distribution, and Administrative Expenses	63.8	57.2	6.6	11.2%
Acquisition Costs	—	1.2	(1.2)	(100)%
Restructuring Charge	0.8	—	0.8	100%
Gain on Sale of Building	(0.7)	—	(0.7)	(100)%
Operating Profit	$4.7	$1.6	$3.1	202%
Percent of net sales	3.2%	1.2%

The Amrep and Waterbury acquisitions have increased the percentage of product sold through the distributor and retail channels, which has significantly altered our margin structure. While gross profit margin associated with sales through distributor and retail channels is lower, sales through these channels ultimately results in higher operating margins given lower associated selling and distribution costs. Our selling, distribution and administrative expenses declined as a percentage of sales to 43.5% in the second quarter of fiscal year 2011 from 44.9% in the second quarter of fiscal year 2010.  The change represents an improvement of approximately 150 basis points.  This favorable trend is due to the inclusion of Amrep and Waterbury-related operating results as well as the success of previously enacted restructuring initiatives undertaken to reduce the breakeven point of our business. In turn, we used our reduced cost structure to invest further in sales and marketing resources, as well as fund employee incentive programs designed to reward profitable growth.

As previously stated, since January 2010, we have executed three acquisitions resulting in the recording of approximately $63.7 million of finite-lived intangible assets (namely customer relationships and intellectual property). On an annual basis, we expect amortization of these assets will result in approximately $4.0 million of amortization expense. We incurred acquisition costs during the second quarter of fiscal year 2010 associated with the purchase of Amrep totaling $1.2 million. We did not incur material acquisition costs in the second quarter of fiscal year 2011.

In the second quarter of fiscal year 2011, we recorded a pretax restructuring charge of $0.8 million for costs associated with employee severances resulting from a reorganization and consolidation of our operations.  We did not record restructuring charges during the second quarter of fiscal year 2010.

We listed a facility in the Boston, Massachusetts area for sale during fiscal year 2010 in conjunction with previously disclosed restructuring programs.  We sold this facility during the second quarter of our fiscal year 2011, and we recognized the related gain of $0.7 million within our operating results.  We lease the majority of our selling branch and warehouse locations, and the sale of owned facilities occurs infrequently.

Operating profit increased $3.1 million in the second quarter of fiscal year 2011 to a profit of $4.7 million compared with $1.6 million reported in the second quarter of fiscal year 2010. Operating margins were 3.2% in the second quarter of fiscal year 2011 compared with 1.2% in the comparative prior year period.

Income before Provision for Taxes

	Three Months Ended
	February 28		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Operating Profit	$4.7	$1.6	$3.1	202%
Percent of net sales	3.2%	1.2%
Other Expense
Interest Expense, net	1.6	0.5	1.2	251%
(Gain) Loss on foreign currency transactions	(0.1)	0.1	(0.1)	(170)%
Miscellaneous expense (income)	—	—	—	(25.0)%
Total Other Expense	1.6	0.6	1.0	173%
Income before Provision for Taxes	$3.1	$1.0	$2.1	219%
Percent of net sales	2.1%	0.8%

Other expenses increased $1.0 million from the second quarter of fiscal year 2010. Our level of indebtedness, and, therefore our interest expense, has increased due primarily to the need to fund our aforementioned acquisitions. We expect total interest expense to range from $6.5 million to $7.0 million on an annual basis assuming current debt levels and interest rates.

Provision for Taxes and Net Income

	Three Months Ended
	February 28		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Income before Provision for Income Taxes	$3.1	$1.0	$2.1	219%
Percent of net sales	2.1%	0.8%
Provision for Income Taxes	1.0	0.2	0.7	303%
Effective tax rate	31.2%	24.7%
Net Income	$2.2	$0.7	$1.4	191%

Net income for the second quarter of fiscal year 2011 increased $1.4 million, or 191%, to $2.2 million compared with $0.7 million reported in the second quarter of fiscal year 2010. Second quarter fiscal year 2011 net income reflects charges totaling $0.6 million, or $0.03 per diluted share, related to restructuring efforts and incremental expense due to an increased basis in acquired inventories. The contamination of a waste treatment facility at one of our manufacturing locations that resulted in a temporary increase in manufacturing costs adversely affected net income in second quarter of fiscal year 2011 by $1.0 million or $0.04 per diluted share.  Second quarter fiscal year 2011 net income includes a gain of $0.5 million or $0.02 per diluted share associated with the aforementioned facility sale.

Second quarter fiscal year 2010 net income reflects charges totaling $0.9 million, or $0.04 per diluted share of acquisition costs associated with last year’s purchase of Amrep.  Also included in the prior year period’s reported results is $0.4 million or $0.02 per diluted share of incremental expense due to an increased basis in acquired inventories.

The effective tax rate for the second quarter of fiscal year 2011 was 31.2%, compared with 24.7% in the prior year period. Our effective tax rate is anticipated to range between 36% and 37% for fiscal year 2011, which is consistent with effective tax rates of previous fiscal years.

Six Months of Fiscal 2011 Compared with Six Months of Fiscal 2010

The following table sets forth information comparing the components of net income for the six months ended February 28, 2011 with the six months ended February 28, 2010. Both dollar and percentage changes included within the tables below were calculated from our Consolidated Statements of Operations.

	Six Months Ended
	February 28		Percent
(Dollars in millions)	2011	2010	Change
Net Sales	$304.3	$254.1	19.7%
Gross Profit	146.6	129.9	12.9%
Percent of net sales	48.2%	51.1%
Operating Profit	14.4	10.4	38.1%
Percent of net sales	4.7%	4.1%
Income before Provision for Taxes	11.0	9.7	13.3%
Percent of net sales	3.6%	3.8%
Net Income	$7.1	$6.2	15.1%

Net Sales

Net sales were $304.3 million in the six months ended February 28, 2010 compared with $254.1 million in the prior year-to-date period, representing an increase of $50.2 million or 19.7%. Revenues of approximately $54.8 million the first-half of fiscal year 2011 were generated by acquisitions transacted in fiscal years 2011 and 2010. We are executing strategic growth initiatives designed to increase organic sales, and as of late have seen general economic conditions improve.  These internal and external factors resulted in organic revenue growth in the industrial, food, and transportation end markets during the second quarter of fiscal year 2011.  However, the current fiscal year’s organic revenue growth has been more than offset by volume declines in certain of our other end-markets. For example, sales to customers accessed through the retail channel are down from the same period in the prior year for two reasons. First, sales in the retail channel in the first quarter of fiscal year 2010 benefited from promotions that were not expected to and did not recur in fiscal year 2011. Second, during fiscal year 2010, the retail channel benefited from demand for sanitizer products in response to concerns regarding the H1N1 virus. Also, schools and government customers continue to be negatively impacted by sustained high rates of unemployment and reduced government spending.

Separately, in the first quarter of fiscal year 2010, we executed a release agreement addressing historical business transactions with a third-party French licensee. We received a one-time, $1.1 million payment in the first quarter of fiscal year 2010 pursuant to this release agreement.

Gross Profit

	Six Months Ended
	February 28		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Net Sales	$304.3	$254.1	$50.2	19.7%
Cost of Products Sold	157.6	124.2	33.4	26.9%
Percent of net sales	51.8%	48.9%
Gross Profit	$146.6	$129.9	$16.8	12.9%
Percent of net sales	48.2%	51.1%

Gross profit increased $16.8 million, or 12.9%, to $146.6 million in the first-half of fiscal year 2011 compared with $129.9 million in the first-half of fiscal year 2010. Gross profit margin of 48.2% in the current year-to-date period decreased approximately 290 basis points from same period in the prior year. Sales in the first-half of fiscal year 2011 included six months of sales related to the Amrep and Waterbury acquisitions, whereas, during the same period in the fiscal year 2010, we only benefited from a little less than two months of sales from the Amrep acquisition.  The decline in gross profit margin percentage was partially attributable to the impact on sales and product mix from the Amrep and Waterbury acquisitions (400 basis points).

During the second quarter of fiscal year 2011, we detected contamination within one of our manufacturing location’s waste streams, which caused a temporary increase in our wastewater disposal and overall operating costs.  Gross profit in the second quarter of fiscal year 2011 includes $1.4 million of costs associated with this occurrence, which represents approximately 50 basis points of gross profit margin.  The affected waste treatment facility is now fully functional, and we do not expect future cost associated with this event, if any, to be material.

Partially offsetting the above mentioned items responsible for a decline in gross profit margin are pricing increases implemented to address the increase of raw materials used in our production and improved manufacturing absorption.  We continue to monitor commodity costs in light of recent turmoil in the Middle East, and future adjustments to price may be necessary to mitigate the impact of rising commodity costs.  Manufacturing absorption improved due to the building of inventory ahead of the transition of Waterbury’s manufacturing processes and other initiatives.   We anticipate several operational milestones from the Waterbury integration to occur during the third quarter of fiscal 2011.

Operating Profit

	Six Months Ended
	February 28		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Gross Profit	$146.6	$129.9	$16.8	12.9%
Percent of net sales	48.2%	51.1%
Selling, Distribution, and Administrative Expenses	131.5	117.5	14.0	11.9%
Acquisition Costs	—	1.6	(1.6)	(100)%
Restructuring Charge	1.5	0.4	1.1	268%
Gain on Sale of Building	(0.7)	—	(0.7)	(100)%
Operating Profit (Loss)	$14.4	$10.4	$4.0	38.1%
Percent of net sales	4.7%	4.1%

The Amrep and Waterbury acquisitions have significantly altered our margin structure due to the increased percentage of product sold through the distributor and retail channels. While gross profit margin associated with sales through distributor and retail channels is lower, sales through these channels ultimately results in higher operating margins given lower associated selling and distribution costs. Our selling, distribution and administrative expenses as a percentage of sales declined to 43.2% in the first-half of fiscal 2011 from 46.2% in the first-half of fiscal 2010, an improvement of approximately 300 basis points. This favorable trend is due to the inclusion of Amrep and Waterbury-related operating results as well as the success of previously enacted restructuring initiatives undertaken to reduce the breakeven point of the business. We have been able to use our reduced cost structure to invest further in sales and marketing resources, as well as fund employee incentive programs designed to reward profitable growth.

In the first-half of fiscal year 2011, we recorded restructuring charges of $1.5 million, primarily for costs associated with the reduction of non-sales headcount and a facility consolidation. During the first-half of fiscal year 2010, we recorded a restructuring charge of $0.4 million primarily for costs associated with facility consolidations.

We listed a facility in the Boston, Massachusetts area for sale during fiscal 2010 in conjunction with previously disclosed restructuring programs.  We sold this facility during the second quarter of our fiscal 2011, and the Company has subsequently recognized the related gain of $0.7 million within its operating results.  We lease the majority of our selling branch and warehouse locations, and the sale of owned facilities occurs infrequently.

As previously stated, since January 2010, we have executed three acquisitions resulting in the recording of approximately $63.7 million of finite-lived intangible assets (namely customer relationships and intellectual property). On an annual basis, amortization of these assets will result in approximately $4.0 million of amortization expense. We incurred acquisition costs during the first-half of fiscal 2010 associated with the purchase of Amrep totaling $1.6 million. We did not incur material acquisition costs in the first-half of fiscal 2011.

Operating profit increased $4.0 million in the first-half of fiscal year 2011 to a profit of $14.4 million compared with $10.4 million reported in the first-half of fiscal year 2010. Operating margins were 4.7% in the first-half of fiscal year 2011 compared with 4.1% in the comparative prior year period.

Income before Provision for Taxes

	Six Months Ended
	February 28		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Operating Profit	$14.4	$10.4	$4.0	38.1%
Percent of net sales	4.7%	4.1%
Other Expense
Interest Expense, net	3.5	0.7	2.8	378%
(Gain) Loss on foreign currency transactions	(0.2)	—	(0.2)	(100)%
Miscellaneous Expense	0.1	—	0.1	705%
Total Other Expense	3.4	0.7	2.7	374%
Income before Provision for Taxes	$11.0	$9.7	$1.3	13.3%
Percent of net sales	3.6%	3.8%

Other expenses increased $2.7 million from the first-half of fiscal year 2011. Our level of indebtedness, and, therefore our interest expense, has increased due primarily to the need to fund our aforementioned acquisitions. Assuming current debt levels, total interest expense is expected to range from $6.5 million to $7.0 million on an annual basis.

Provision for Taxes and Net Income

	Six Months Ended
	February 28		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Income before Provision for Income Taxes	$11.0	$9.7	$1.3	13.3%
Percent of net sales	3.6%	3.8%
Provision for Income Taxes	3.9	3.5	0.4	10.1%
Effective tax rate	35.4%	36.4%
Net Income	$7.1	$6.2	$0.9	15.1%

Net income for the first-half of fiscal year 2011 increased $0.9 million, or 15.1%, to $7.1 million from $6.2 million reported in the first-half of fiscal year 2010. The increase in net income resulted primarily from the increase in operating profit noted above. First-half fiscal 2011 net income reflects charges totaling $1.6 million, or $0.07 per diluted share, related to restructuring efforts and incremental expense due to an increased basis in acquired inventories. The above mentioned wastewater contamination resulting in a temporary increase in manufacturing costs adversely affected first-half of fiscal 2011 net income by $1.0 million or $0.04 per diluted share of costs associated with this event.  The above mentioned facility sale resulted in a gain that contributed $0.5 million or $0.02 per diluted share to our first-half fiscal 2011 net income and earnings per share.

First-half fiscal 2010 net income reflects charges totaling $1.0 million, or $0.05 per diluted share, of acquisition costs associated with last year’s purchase of Amrep.  Also included in the comparative prior year period’s reported results is $0.3 million or $0.02 per diluted share of incremental expense due to an increased basis in acquired inventories.

The effective tax rate for the first-half of fiscal year 2011 was 35.4%, compared with 36.4% in the prior year period. We expect our effective tax rate to range between 36% and 37% for fiscal year 2011, which is consistent with effective tax rates of previous fiscal years.

Outlook

We are committed to transforming the business into a dynamic, market-driven enterprise that delivers superior products and customer service. Importantly, we believe we have made substantial improvements to our cost structure. In the near term, we will continue to invest in the business, organically as well as acquisitively, while leveraging our improved cost structure.

During fiscal year 2011, we intend to take certain of the following actions in pursuit of our strategic goals:

•      Profitably grow the revenue of our sales and service organization by expanding the number of sales representatives focused on our key strategic end markets where the customers value the training and experience of our dedicated sales force. We will continue to invest in tools and training to enhance further the effectiveness of our Sales and Service organization. We also expect to develop new products and new marketing initiatives for targeted strategic end-markets;

•      Diversify our business with retailers by utilizing a variety of owned and private label brands focused on the “pro” buyer;

•      Expand our business in the distributor channel by offering industrial and specialty distributors a variety of owned and private label brands focusing on the category management strategies of the distributors. We will leverage our recently acquired assets and brands to penetrate further this channel;

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

•      Annualized earnings per share increases of 11 — 13%; and

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

We face potential execution risk with respect to accomplishing our strategic initiatives. We believe we are operating in a new economic reality following the broad economic downturn, and the full impact on our customers is not yet known. While economists have declared an end to the recession, its effects are widely predicted to be felt for many months to come. We believe markets reached through our sales representative organization, which include transportation, food, industrial manufacturing, and government, are strongly correlated to seasonally-adjusted manufacturing employment, overall employment levels and, to some degree, new motor vehicle sales. Sales into this channel are expected to remain soft for the foreseeable future, and we intend to continue managing the business in a way that is not predicated upon a near-term recovery. However, as volume growth returns, we expect to realize significant financial leverage due to our efforts to improve productivity and streamline the business.

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

A variety of other risks and uncertainties could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. A number of those risks are discussed in Part I, “Item 1A. Risk Factors” within our Form 10-K and in other documents we file with the SEC from time-to-time.

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

Item 3.                                    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks that may affect the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows due primarily to fluctuation in both interest rates and foreign exchange rates. There have been no material changes to our exposure from market risks from those disclosed in Part II, Item 7A. within our Annual Report on Form 10-K for the year ended August 31, 2010.

Item 4.                                     Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by us in the reports filed under the Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2011. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of February 28, 2011. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Except as set forth below, during the quarter ended February 28, 2011, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

On September 2, 2010 and October 1, 2010, we completed our acquisitions of Waterbury and Niagara, respectively. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

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

Item 6.                                    Exhibits

Exhibits are listed on the Index to Exhibits (page 26), which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT
Zep Inc.

DATE: April 5, 2011	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: April 5, 2011	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc. (effective January 7, 2009)	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 6, 2008, which is incorporated herein by reference.

EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Commission as part of this Form 10-Q.

	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Section 1350 Certification, signed by John K. Morgan	Furnished with the Commission as part of this Form 10-Q.

	(b)	Section 1350 Certification, signed by Mark R. Bachmann	Furnished with the Commission as part of this Form 10-Q.