Form 10-Q
period 2011-05-31
Zep Inc.
filed 2011-07-07
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Common Stock — $0.01 Par Value — 21,955,228 shares as of July 5, 2011.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.                                    Consolidated Financial Statements

Zep Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	MAY 31, 2011	AUGUST 31, 2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,930	$25,257
Accounts receivable, less reserve for doubtful accounts of $4,673 at May 31, 2011 and $4,995 at August 31, 2010	96,999	90,827
Inventories	71,761	53,192
Deferred income taxes	7,408	8,188
Prepayments and other current assets	10,189	9,779
Total Current Assets	194,287	187,243
Property, Plant, and Equipment, at cost:
Land	4,535	4,504
Buildings and leasehold improvements	59,350	58,224
Machinery and equipment	99,997	94,172
Total Property, Plant, and Equipment	163,882	156,900
Less - Accumulated depreciation and amortization	97,148	90,026
Property, Plant, and Equipment, net	66,734	66,874
Other Assets:
Goodwill	84,295	53,764
Identifiable intangible assets	66,257	30,271
Deferred income taxes	967	861
Other long-term assets	3,631	3,835
Total Other Assets	155,150	88,731
Total Assets	$416,171	$342,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,000	$15,000
Accounts payable	56,479	51,390
Accrued compensation	17,334	21,322
Other accrued liabilities	27,200	29,124
Total Current Liabilities	116,013	116,836
Long-term debt, less current maturities	126,725	77,150
Deferred Income Taxes	3,860	2,140
Self-Insurance Reserves, less current portion	3,444	5,420
Other Long-Term Liabilities	22,368	19,129
Commitments and Contingencies (see Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 21,565,245 issued and outstanding at May 31, 2011, and 21,335,922 issued and outstanding at August 31, 2010	216	213
Paid-in capital	90,435	85,316
Retained earnings	35,775	25,052
Accumulated other comprehensive income items	17,335	11,592
Total Stockholders’ Equity	143,761	122,173
Total Liabilities and Stockholders’ Equity	$416,171	$342,848

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED MAY 31,		NINE MONTHS ENDED MAY 31,
	2011	2010	2011	2010
Net Sales	$167,921	$153,041	$472,197	$407,142
Cost of Products Sold	89,554	77,489	247,188	201,722
Gross Profit	78,367	75,552	225,009	205,420
Selling, Distribution, and Administrative Expenses	66,347	64,449	197,831	181,966
Restructuring Charges	—	1,951	1,469	2,350
Gain on Sale of Building	—	—	(676)	—
Acquisition and Integration Costs	429	—	429	1,550
Operating Profit	11,591	9,152	25,956	19,554
Other Expense:
Interest expense, net	1,576	555	5,061	1,284
(Gain) Loss on foreign currency transactions	52	38	(168)	45
Miscellaneous expense (income), net	10	(69)	137	(90)
Total Other Expense	1,638	524	5,030	1,239
Income before Provision for Income Taxes	9,953	8,628	20,926	18,315
Provision for Income Taxes	3,710	3,394	7,594	6,923
Net Income	$6,243	$5,234	$13,332	$11,392

Earnings Per Share:
Basic Earnings per Share	$0.29	$0.24	$0.61	$0.52
Basic Weighted Average Number of Shares Outstanding	21,603	21,324	21,502	21,247
Diluted Earnings per Share	$0.28	$0.23	$0.60	$0.51
Diluted Weighted Average Number of Shares Outstanding	22,071	21,857	21,975	21,716
Dividends Declared per Share	$0.04	$0.04	$0.12	$0.12

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	NINE MONTHS ENDED May 31,
	2011	2010
Cash Provided by (Used for) Operating Activities:
Net income	$13,332	$11,392
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	10,717	7,260
Deferred income taxes	2,393	945
Excess tax benefits from share-based payments	(795)	(251)
Gain on sale of property, plant and equipment	(672)	—
Other non-cash charges	3,451	3,134
Change in assets and liabilities:
Accounts receivable	3,045	(1,624)
Inventories	(9,434)	(2,084)
Prepayments and other current assets	158	1,019
Accounts payable	189	69
Accrued compensation and other current liabilities	(9,467)	(3,342)
Self-insurance and other long-term liabilities	(1,236)	(1,247)
Other assets	61	(102)
Net Cash (Used for) Provided by Operating Activities	11,742	15,169

Cash Provided by (Used for) Investing Activities:
Purchases of property, plant, and equipment	(5,189)	(7,700)
Acquisitions	(76,065)	(63,511)
Proceeds from sale of property, plant, and equipment	1,080	—
Net Cash Used for Investing Activities	(80,174)	(71,211)

Cash Provided by (Used for) Financing Activities:
Proceeds from revolving credit facility	132,017	129,000
Repayments of borrowings from revolving credit facility	(82,442)	(89,000)
Proceeds from receivables facility	—	15,000
Employee stock issuances	997	255
Excess tax benefit from share-based payments	795	251
Dividend payments	(2,610)	(2,611)
Net Cash Provided by Financing Activities	48,757	52,895
Effect of Exchange Rate Changes on Cash	2,348	(870)
Net Change in Cash and Cash Equivalents	(17,327)	(4,017)
Cash and Cash Equivalents at Beginning of Period	25,257	16,651
Cash and Cash Equivalents at End of Period	$7,930	$12,634

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

The results of operations for the three and nine months ended May 31, 2011 are not necessarily indicative of the results for the full fiscal year because our net sales and net income are generally higher in the second-half of our fiscal year. More specifically, due to the seasonal nature of a portion of our business and the number of available selling days, sales in the second-half of our fiscal year have historically outpaced those generated in the first-half of the fiscal year.  We anticipate continued volatility in the commodities markets, which could have a negative impact on the cost of raw materials used in our production processes.  Additionally, operating results in the second-half of our fiscal year could be impacted by the uncertainty of general economic conditions facing key end-markets in which we participate.

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

During the third quarter of fiscal year 2011, we recorded an out-of-period adjustment in our Consolidated Financial Statements.  This adjustment corrected the improper accrual of certain compensation-related expenses that accumulated ratably over a three-year period.  The adjustment reduced Selling, Distribution and Administrative Expenses and Accrued compensation in the third quarter of fiscal year 2011 by approximately $1.3 million.  Management performed an assessment of the significance of this adjustment including evaluating both quantitative and qualitative factors as well as considering relevant authoritative literature. Management concluded that the adjustment was not material to our Consolidated Financial Statements during the last three years.

2. ACQUISITIONS

We began executing our acquisition growth initiatives during fiscal year 2010. Since January 2010, we have completed three acquisitions. The first was Amrep, Inc. (“Amrep”), which was immediately accretive to earnings, expanded our access to the retail and distributor channels, and provided significant private label capabilities. In September 2010, we acquired certain brands and assets, and assumed certain liabilities of Waterbury Companies, Inc. (“Waterbury”), which we expect will enhance Amrep’s leading position as a provider of air care delivery systems and products for facilities maintenance. Our third acquisition, completed in October 2010, was of the assets of Niagara National, LLC (“Niagara”). This acquisition complements our strength in the vehicle wash market, specifically in the truck and fleet washing equipment markets. Acquisition costs incurred in support of these transactions totaled $3.4 million throughout fiscal year 2010. Our first nine months fiscal 2011 sales performance benefited from $68.5 million of acquisition-related revenue. As stated below, our acquisitions resulted in the recording of goodwill, which is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

Amrep, Inc.

On September 15, 2010, we filed income tax returns for Amrep’s 2009 tax year. The filing of these tax returns concurrently generated a tax payable due from us to Amrep’s former owners, which amount was determined based upon the terms of the Amrep purchase agreement, as amended. The amount of the taxes payable, which is approximately $0.5 million, was not known until September 2010. We also finalized the amount of deferred tax assets associated with fixed assets acquired from Amrep, which decreased our deferred tax assets by approximately $0.5 million. These adjustments increased Goodwill on the Company’s Consolidated Balance Sheets by a like amount.  These adjustments did not have a material impact on our consolidated financials statements in any period, and, therefore, our consolidated financial statements do not include retrospective adjustment.

Waterbury Companies, Inc.

On September 2, 2010 (the “Waterbury Closing Date”), Amrep and certain other of our subsidiaries acquired certain brands and assets and assumed certain liabilities of the North American operations of Waterbury Companies, Inc. (“Waterbury”), a provider of air-care delivery systems and products for facility maintenance. We market Waterbury’s products under recognized and established brand names such as TimeMist(R), TimeWick®, MicrobeMax(TM), Country Vet(R), and Konk(TM). We did not acquire Waterbury’s manufacturing facility. Waterbury entered into a transition services agreement with us pursuant to which it is continuing to make products for us until we have completed the transfer of related manufacturing operations to our facilities. We expect to complete this transfer during the fourth quarter of fiscal year 2011. We acquired the Waterbury brands and assets for an initial cash purchase price of approximately $66 million (the “Waterbury Closing Purchase Price”). Of the $66 million purchase price, $62 million was funded through borrowings pursuant to our 2010 Credit Facility (discussed further in Note 4 of Notes to Consolidated Financial Statements), and the remaining $4.0 million was funded through available cash.  In January 2011, we finalized Waterbury’s Closing Date working capital in accordance with the asset purchase agreement and received an immaterial amount from the sellers as part of such finalization. This adjustment reduced the purchase price by that immaterial amount, which was reflected as an adjustment to Goodwill on the Company’s Consolidated Balance Sheets.

Under the purchase method of accounting, we made a preliminary allocation of the Waterbury Closing Purchase Price to the net tangible and intangible assets that we acquired from Waterbury based on their estimated fair values as of September 2, 2010. The excess of the Waterbury Closing Purchase Price over the preliminarily recorded net tangible and identifiable intangible assets was recorded as Goodwill on our Consolidated Balance Sheets. Management continues to gather additional information about the fair value of assets and liabilities acquired from Waterbury and this process may affect this transaction’s final purchase price allocation. Also, we acquired legal title to certain of the equipment used by Waterbury to manufacture products for us on the Waterbury Closing Date. However, as of May 31, 2011, we had not yet taken physical possession of the majority of these assets. Therefore, we have not had the opportunity to finalize our inspection of the fixed assets’ condition. While these assets are being operated by Waterbury and until such time as physical transfer is completed, we have estimated the assets’ fair value and related depreciation expense. Such estimates are subject to change once we have taken physical possession of these assets.

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

3. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	May 31, 2011	August 31, 2010
Raw materials and supplies	$26,078	$14,559
Work in process	1,312	867
Finished goods	47,134	40,339
	74,524	55,765
Less: Reserves	(2,763)	(2,573)
	$71,761	$53,192

4. DEBT OBLIGATIONS

On July 15, 2010, the Company entered into a $320 million five-year senior, secured credit facility (the “2010 Credit Facility”). As of May 31, 2011, $119.6 million of the total $134.6 million in borrowings made under the 2010 Credit Facility have been reflected within Long-term debt, less current maturities on our Consolidated Balance Sheets given our current intent and ability to settle $119.6 million of those borrowings in periods subsequent to May 31, 2012. Under the terms of the 2010 Credit Facility, we may refinance certain amounts borrowed under our 2010 Credit Facility until 2015. Therefore, the short- and long-term classification of debt on our Consolidated Balance Sheets may fluctuate not only in response to repayment of those amounts, but also as a result of changes in our projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the 2010 Credit Facility approximated 3.7% during the nine months ended May 31, 2011. As of May 31, 2011, we had additional borrowing capacity under the 2010 Credit Facility of $168.4 million, which represents maximum availability under the 2010 Credit Facility, less the aforementioned borrowings, amounts repaid in accordance with term loan provisions of that facility, and outstanding letters of credit issued under the 2010 Credit Facility totaling $11.0 million. We were in compliance with our debt covenants as of May 31, 2011, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements, excluding acquisitions, over the next twelve months.

5. COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based on information currently available and except as discussed below, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on our results of operations, financial position, or cash flows.

We establish reserves for legal claims when the costs or losses associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, unless otherwise disclosed, we are unable to make a meaningful estimate of actual costs or a range of reasonably possible losses that could be higher or lower than the amounts reserved. Also, from time to time, we may incur expenses associated with efforts to enforce our non-compete agreements.

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

We own and operate property located on Seaboard Industrial Boulevard in Atlanta, Georgia where we have been named as a potentially responsible party. We and the current and former owners of adjoining properties have agreed to share the expected costs and responsibilities of remediation. Further, we have executed a Consent Order with the Georgia Environmental Protection Division

(“EPD”) covering this remediation, and are operating under an EPD approved Corrective Action Plan, which may be amended from time to time based on the progression of our remediation.  In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with subsurface remediation, primarily to remove contaminants from soil underlying this property, and other related environmental issues. While over approximately the next twenty years we could expend an amount ranging up to $10.0 million on these efforts, management’s best estimate of initial remediation costs continues to be $5.0 million. To date, we have expended approximately $2.3 million of the $5.0 million reserve established in May 2007. Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate. We arrived at the current estimates based on studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

In December 2010, we became aware of contamination in one of our waste water treatment facilities caused by a raw material used in our production.  As a result of the contamination, we may be in violation of our Industrial Waste Water Permit issued by the City of Atlanta.  In addition, as a result of this contamination, waste may have been shipped off-site in violation of state and federal rules governing the transportation and disposal of hazardous waste.   We incurred $1.4 million of incremental cost during our second quarter in fiscal 2011 as a result of this contamination.  We voluntarily notified the City of Atlanta and the EPD of this matter.   While we do not expect to incur material elevated operating costs beyond the second quarter of fiscal 2011, we may incur fines and be subject to consent orders, the cost of which is unknown at this time.

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

Amrep’s primary manufacturing location in Marietta, Georgia is the only active site involving property that Amrep owns with respect to which Amrep has been named as a potentially responsible party. With regard to this location, Amrep is responsible for the expected costs of implementing an Amended Corrective Action Plan that was submitted in March 2009 under the Georgia Hazardous Response Act (“HSRA”), the approval of which is still pending. The EPD is reviewing the amended Corrective Action Plan and will determine whether additional actions are necessary and, if so, for what period of time.

As of May 31, 2011, the liabilities presented within our Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $11.0 million, which represents our best estimate of costs associated with the aforementioned Amended Corrective Action Plan for Amrep’s Marietta, Georgia location, primarily to remediate contaminants underlying the Marietta manufacturing facility and affected adjacent properties, and other related environmental issues. While over approximately the next twenty years we could expend an amount ranging up to $18.0 million on these efforts, management’s best estimate of remaining remediation costs is $11.0 million. Further sampling, engineering studies, and/or changes in regulatory requirements could cause revision to the current estimate. The initially recorded $12.0 million estimate was derived based on studies prepared by independent third party environmental consulting firms. To date, we have expended approximately $1.0 million of what the $12.0 million reserve established in December 2009. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation designed to address the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Additionally, Amrep previously conducted manufacturing operations at an unrelated property in Georgia that has since been sold. Pursuant to the terms of the sale, Amrep has retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address the sub-surface contamination and, at this time, does not anticipate that costs associated with future remediation efforts will be material. As of May 31, 2011, accruals associated with this effort totaled approximately $0.2 million. However, the actual cost of remediation could vary depending upon the results of additional testing and geological studies and the rate at which site conditions may change. Finally, the Company has submitted a comprehensive Affected Property Assessment Report to address the sub-surface contamination at a Texas manufacturing location owned by Amrep, and, at this time, does not anticipate that the costs associated with future remediation efforts will be material. These estimates could change, however, based upon the response of the Texas Commission on Environmental Quality to that plan.

Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc.

The Company is a defendant in Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc., a lawsuit that commenced in December 2010 in the Superior Court in Alameda County, California.  The plaintiffs, who are employed as sales representatives by Acuity Specialty Products, Inc., an subsidiary of the Company (“Acuity”), brought the lawsuit on behalf of themselves and on behalf of a putative class that includes all of Acuity’s current sales representatives and all former sales representatives who were employed by Acuity on December 30, 2006 or thereafter.  The putative class consists of 171 members, including 60 current sales representatives and 111 former sales representatives.  The plaintiffs allege that Acuity failed to reimburse the putative class members for work-related expenses and failed to pay the putative class members their wages by assessing unlawful deductions from commissions.  The Plaintiffs are also seeking to recover statutory and/or civil penalties pursuant to the California Labor Private Attorney General Act.  The Court has not yet considered whether to certify the putative class.  The Company believes that it has substantial factual and legal defenses to the Claims made in the lawsuit and intends to assert the defenses aggressively.

In May 2011, the Company made settlement offers to all members of the putative class who are currently employed by Acuity in an effort to reduce the expenses of litigating the case and to eliminate any potential adverse impact to ongoing selling efforts.  As of July 6, 2011, 28 members of the putative class had accepted the Company’s settlement offer.  During the quarter ended May 31, 2011, the Company recorded $1.2 million of expenses for legal fees incurred in connection with the defense of the lawsuit and the settlements described above.  The Company may enter into additional discussions regarding settlement of the lawsuit with the named plaintiffs and other members of the putative class, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company’s shareholders.

If the Company is not successful in its defense against the claims asserted in the lawsuit and if there is an adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to the Company’s financial condition or results of operations.  However, because of the uncertainty of the outcome of the lawsuit, including whether the class will be certified and the amount of damages, if any, any class member may be able to prove, and because the Company’s liability, if any, arising from the litigation, including the size of any damages awarded if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, the Company cannot estimate the reasonably possible losses or range of loss that may arise from the litigation in excess of the amounts offered in settlement to current employees as described above.

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

In the nine months ended May 31, 2011, we recorded a pretax restructuring charge of $1.5 million for costs associated with facility consolidations and reduction of non-sales headcount. The fiscal 2011 changes to our restructuring reserve (included within Accrued compensation and Other accrued liabilities on the Consolidated Balance Sheets) are summarized as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2010	$2,567	$3,433
Restructuring charges recorded during fiscal 2011	1,096	373
Payments made from restructuring reserves	(2,573)	(773)
Balance as of May 31, 2011	$1,090	$3,033

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

The following table reflects basic and diluted earnings per common share:

	Three Months Ended May 31		Nine Months Ended May 31
	2011	2010	2011	2010
Basic earnings per share:
Net income	$6,243	$5,234	$13,332	$11,392
Less: Allocation of earnings and dividends to participating securities	(71)	(126)	(151)	(243)
Net income available to common shareholders - basic	$6,172	$5,108	$13,181	$11,149
Basic weighted average shares outstanding	21,603	21,324	21,502	21,247
Basic earnings per share	$0.29	$0.24	$0.61	$0.52
Diluted earnings per share:
Net income available to common shareholders - basic	$6,172	$5,108	$13,181	$11,149
Add: Undistributed earnings reallocated to unvested shareholders	1	1	2	3
Net income available to common shareholders - diluted	$6,173	$5,109	$13,183	$11,152
Basic weighted average shares outstanding	21,603	21,324	21,502	21,247
Common stock equivalents (stock options and restricted stock)	468	533	473	469
Diluted weighted average shares outstanding	22,071	21,857	21,975	21,716
Diluted earnings per share	$0.28	$0.23	$0.60	$0.51

For the three month periods ended May 31, 2011 and 2010, we excluded from our earnings per share calculation 0.2 million and less than 0.1 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation. For the nine month periods ended May 31, 2011 and 2010, we excluded from our earnings per share calculation 0.2 million and 0.7 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation.

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

	Three Months Ended May 31		Nine Months Ended May 31
	2011	2010	2011	2010
Net income	$6,243	$5,234	$13,332	$11,392
Foreign currency translation adjustments (net of tax of $0 in all periods)	1,307	(2,452)	5,743	(3,012)
Change in unrealized loss on hedges (net of tax of $59 and $110 for the three and nine months ended May 31, 2010, respectively)	—	94	—	275
Comprehensive income	$7,550	$2,876	$19,075	$8,655

Foreign currency translation adjustments for the three months and nine months ended May 31, 2011 resulted primarily from fluctuation of the U.S. Dollar compared with the Canadian Dollar and the Euro.

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

The purpose of this discussion and analysis is to enhance the understanding and evaluation of our results of operations, financial position, cash flows, indebtedness, and other key financial information as of and for the three and nine month periods ended May 31, 2011 and 2010. Also, please refer to our Form 10-K for the fiscal year ended August 31, 2010 for additional information regarding Zep, including our audited consolidated and combined financial statements as of and for each of the three years ended August 31, 2010 and the related notes thereto.

Overview

Company

We are a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well recognized brand names, some of which have been in existence since we were founded in 1937. Our product portfolio, which is currently produced using more than 4,000 unique formulations, includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems, and a wide variety of automotive maintenance chemicals. We sell our products through a sales and service organization, to consumers primarily through home improvement stores, and to national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. We are a leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel, and, as a result of recent acquisitions, have established a strong presence in the distributor market.

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

Acquisitions

On January 4, 2010, we acquired Amrep a specialty chemical formulator and packager focused in the automotive, fleet maintenance, industrial/MRO supply, institutional supply, and motorcycle markets. Amrep was acquired for approximately $63.5 million. Amrep’s products are marketed under recognized and established brand names such as Misty®, Next Dimension™, Petro®, and i-Chem®. We believe the acquisition of Amrep to be an important strategic step in our efforts to utilize distribution to expand our presence in a number of end markets while minimizing channel conflict through the manufacture of both private branded products and national brands. We borrowed under our credit facilities to finance the purchase price of Amrep.

On September 2, 2010, Amrep and certain other of our subsidiaries acquired certain brands and assets and assumed certain liabilities of the North American operations of Waterbury, a provider of air-care delivery systems and products for facility maintenance. We market Waterbury’s products under recognized and established brand names such as TimeMist(R), TimeWick®, MicrobeMax(TM), Country Vet(R), and Konk(TM). We did not acquire Waterbury’s manufacturing facility. Waterbury entered into a transition services agreement with us pursuant to which it is continuing to make products for us until we have completed the transfer of related manufacturing operations to our facilities.  We will complete this transfer during the fourth quarter of fiscal year 2011. We acquired the Waterbury brands and assets for a cash purchase price of approximately $66 million. Of the approximately $66 million purchase price, $62 million was funded through borrowings under our 2010 Credit Facility (discussed further in Note 4 of Notes to Consolidated Financial Statements), and the remaining $4.0 million was funded through available cash.

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

Strategy

Our strategy is to further our position as a leading provider of innovative, environmentally sustainable cleaning and maintenance solutions for commercial and industrial end users. We seek to achieve financial performance in the top quartile of our peer group of companies by growing our share with existing and new customers and expanding our margins. To achieve this financial performance, we intend to:

•                  Profitably grow the sales and service business;

•                  Serve “pro” customers through a broad retail base;

•                  Grow sales with new and existing distributors;

•                  Build upon existing European capabilities; and

•                  Expand through selected acquisitions.

During the past three years, we streamlined our historical product offering by approximately 50%; we reduced our branch network from 42 locations to 17 locations; we reduced non-sales headcount by approximately 10%; and we reduced the breakeven point of our Sales and Service selling organization by almost one-third. These changes allowed us to increase our cash flows and to reduce our debt by 53% before we began pursuing acquisitive growth opportunities. We began to implement our acquisition strategy in fiscal 2010 with the January 2010 acquisition of Amrep followed by our acquisition in September 2010 of certain assets and the assumption of certain liabilities of Waterbury, including certain air-care brands. These two acquisitions gave us a strong presence in the distributor market and strengthened our position in the retail market. The acquisition of Amrep also allowed us to consolidate further our manufacturing operations. In October 2010, we acquired the assets of Niagara, which complements the strength of our direct-sales organization in the vehicle-wash market, specifically in the truck and fleet washing equipment markets.

Liquidity and Capital Resources

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our 2010 Credit Facility, which, net of scheduled term loan repayments, provides for a maximum borrowing capacity of $314 million. As of May 31, 2011, we have issued outstanding letters of credit totaling $11.0 million primarily for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs and supporting certain environmental obligations. These letters of credit were issued under the 2010 Credit Facility as of August 31, 2010, thereby reducing the total availability under the facility by such amount. As of May 31, 2011, we had $7.9 million in cash and cash equivalents of which $4.5 million was held by our foreign subsidiaries.  If in the future it becomes necessary to use all or a portion of the accumulated earnings generated by our foreign subsidiaries for our U.S. operations, we would be required to accrue and pay U.S. taxes on the funds repatriated for use within our U.S. operations.    As of May 31, 2011 we had approximately $168.4 million of available borrowing capacity under the 2010 Credit Facility and our plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations.  Rather, our intent is to reinvest earnings generated by our foreign subsidiaries indefinitely outside of the U.S.

We intend to use our liquidity and capital resources to fund our working capital needs, capital expenditures, strategic initiatives, and other anticipated cash requirements, excluding acquisitions, over the next twelve months. In addition, subject to market conditions, we may also access our effective shelf registration to help fund these needs. The shelf registration provides for the issuance of up to an aggregate of $200 million of equity, debt, and certain other types of securities through one or more future offerings. The net proceeds from the sale of any securities registered thereunder may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital.

We were in compliance with our debt covenants as of May 31, 2011, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months, excluding acquisitions, that we may choose to execute in pursuit of our strategic initiatives. We do not expect the sources of or intended uses for our cash to change significantly in the foreseable future, excluding acquisitions.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Net cash provided by our operating activities totaled $11.7 million during the nine months ended May 31, 2011, compared with $15.2 million of cash provided by our operating activities in the same prior year period. We used approximately $2.0 million of cash in the first quarter of fiscal 2011 to pay professional fees associated with the Waterbury acquisition that were accrued in the fourth quarter of fiscal year 2010. In addition, the funding of incentive-based compensation programs required more cash in fiscal year 2011 than in the previous fiscal year, and inventory levels are higher this year than in the prior fiscal year, each of which contributed to the decrease in cash provided by our operating activities in 2011.  Partially offsetting these uses of cash are higher net earnings generated in the first nine months of this fiscal year compared with the same period last year, as well as a reduction in comparable accounts receivable balances.

Cash invested in acquisitions during the nine months ended May 31, 2011, totaled $76.1 million compared with $63.5 million in the prior year-to-date period. We invested $5.2 million and $7.7 million in the nine months ended May 31, 2011 and 2010, respectively, primarily for building improvements, machinery, equipment, and information technology. Management believes that investing in assets and programs that will over time increase the return on our invested capital is a key factor in creating stockholder value. We expect to make capital expenditures of approximately $8 million in fiscal year 2011.

Results of Operations

Third Quarter of Fiscal Year 2011 Compared with Third Quarter of Fiscal Year 2010

The following tables set forth information comparing the components of net income for the three months ended May 31, 2011 with the three months ended May 31, 2010. Both dollar and percentage changes included within the tables below were calculated from our Consolidated Statements of Operations.

	Three Months Ended
	May 31		Percent
(Dollars in millions)	2011	2010	Change
Net Sales	$167.9	$153.0	9.7%
Gross Profit	78.4	75.6	3.7%
Percent of net sales	46.7%	49.4%
Operating Profit	11.6	9.2	26.7%
Percent of net sales	6.9%	6.0%
Income before Provision for Taxes	10.0	8.6	15.4%
Percent of net sales	5.9%	5.6%
Net Income	$6.2	$5.2	19.3%

Net Sales

Net sales totaled $167.9 million in the third quarter of fiscal year 2011 compared with $153.0 million in the third quarter of fiscal year 2010, an increase of $14.9 million or 9.7%.  Our third quarter fiscal year 2011 sales performance included $13.7 million of revenues from companies acquired in fiscal years 2011 and 2010.  Excluding incremental acquisition-related revenues, we increased sales volume to customers accessed through the distribution and retail channels as well as to customers in the food processing, manufacturing, and automotive end markets.  Also, we were able to realize $6.6 million from higher selling prices enacted to mitigate the impact of rising raw material costs.  However, these gains were more than offset by the continued decline in volume sold through our direct sales and service channel, where sales to customers in the school and government and several other end markets remain soft.

Finally, fluctuation in foreign currencies on international sales comprised $2.0 million of this quarter’s comparative $14.9 million increase in net sales.

Gross Profit

	Three Months Ended
	May 31		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Net Sales	$167.9	$153.0	$14.9	9.7%
Cost of Products Sold	89.6	77.5	12.1	15.6%
Percent of net sales	53.3%	50.6%
Gross Profit	$78.4	$75.6	$2.8	3.7%
Percent of net sales	46.7%	49.4%

Gross profit increased $2.8 million, or 3.7%, to $78.4 million in the third quarter of fiscal year 2011 compared with $75.6 million in the prior year period. Gross profit margin was 46.7% in the third quarter of fiscal year 2011, representing an approximate 270 basis point decline from the same prior year period.

Gross profit margin declined during the third quarter of fiscal year 2011 due in part to the increase in the percentage of total sales sold through the distributor and retail channels.  As previously disclosed, in recent months we experienced an increase in the cost of our raw materials.  In addition to the change in our sales mix and product mix, increased raw material costs had a negative impact on our third quarter fiscal year 2011 gross profit and gross profit margin. Price increases implemented by the direct sales and service organization successfully mitigated the impact that higher raw material costs had on our overall gross profit, but were not sufficient to offset the degradation of our overall gross profit margin.  Further, we recently initiated price increases in the distribution and retail channels.  However, we do not expect to begin benefiting from these actions until the fourth quarter of fiscal year 2011.

We previously disclosed the expectation that operational milestones regarding the Waterbury integration would occur during the third quarter of fiscal 2011.  During this quarter, we successfully moved the majority of production from Waterbury’s manufacturing facility and incurred one-time charges totaling $0.3 million as a result of these efforts.  We expect to complete the move of production from Waterbury’s manufacturing facility during the fourth quarter of fiscal year 2011.

Operating Profit

	Three Months Ended
	May 31		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Gross Profit	$78.4	$75.6	$2.8	3.7%
Percent of net sales	46.7%	49.4%
Selling, Distribution, and Administrative Expenses	66.3	64.4	1.9	2.9%
Acquisition and Integration Costs	0.4	—	0.4	100%
Restructuring Charge	—	2.0	(2.0)	(100)%
Gain on Sale of Building	—	—
Operating Profit	$11.6	$9.2	$2.4	26.7%
Percent of net sales	6.9%	6.0%

The shift in the mix of our sales from the direct-sales channel to sales through the distribution and retail channels that resulted from the Amrep and Waterbury acquisitions altered our margin structure. While the gross profit margin for sales through the distribution and retail channels is lower, sales through these channels are associated with lower selling and distribution costs.  Therefore, our selling, distribution and administrative expenses declined as a percentage of sales to 39.5% in the third quarter of fiscal year 2011 from 42.1% in the third quarter of fiscal year 2010.  The change represents an improvement of approximately 260 basis points.  During the third quarter of fiscal year 2011, we recorded an out-of-period adjustment in our Consolidated Financial Statements.  This adjustment corrected the improper accrual of certain compensation-related expenses that accumulated ratably over a three-year period.  The adjustment reduced selling, distribution and administrative expenses and accrued compensation in the third quarter of fiscal year 2011 by approximately $1.3 million.  Management undertook both a quantitative and qualitative assessment of this error pursuant to relevant authoritative literature. After performing this assessment, management concluded that the error was not material to our Consolidated Financial Statements.

Since January 2010, we have executed the three acquisitions discussed above which has resulted in the recording of approximately $63.7 million of finite-lived intangible assets (namely customer relationships and intellectual property). On an annual basis, we expect amortization of these assets will result in approximately $4.0 million of amortization expense.

During the quarter ended May 31, 2011, the Company recorded $1.2 million of expenses for legal fees incurred in connection in the defense of the California lawsuit and related settlement offers described in Note 5 of Notes to Consolidated Financial Statement.   Relative to the same prior year quarter, incremental legal costs in the third fiscal quarter of 2011 totaled $0.6 million. Also, we recorded $0.4 million of severance-related costs in May 2011 due to the continued reorganization of the acquired Amrep organization.  We recorded a restructuring charge of $2.0 million during May 2010 related primarily to employee severance costs.

Operating profit increased $2.4 million in the third quarter of fiscal year 2011 to a profit of $11.6 million compared with $9.2 million reported in the third quarter of fiscal year 2010. Operating margins were 6.9% in the third quarter of fiscal year 2011 compared with 6.0% in the comparative prior year period.

Income before Provision for Taxes

	Three Months Ended
	May 31		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Operating Profit	$11.6	$9.2	$2.4	26.7%
Percent of net sales	6.9%	6.0%
Other Expense
Interest Expense, net	1.6	0.6	1.0	184%
(Gain) Loss on foreign currency transactions	0.1	—	0.0	36.8%
Miscellaneous expense (income)	—	(0.1)	0.1	114%
Total Other Expense	1.6	0.5	1.1	213%
Income before Provision for Taxes	$10.0	$8.6	$1.3	15.4%
Percent of net sales	5.9%	5.6%

Other expenses increased $1.2 million from the third quarter of fiscal year 2010. Our level of indebtedness, and, therefore our interest expense, has increased due primarily to debt incurred to fund our acquisitions. We expect total interest expense to range from $6.5 million to $7.0 million on an annual basis assuming current debt levels and interest rates.

Provision for Taxes and Net Income

	Three Months Ended
	May 31		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Income before Provision for Income Taxes	$10.0	$8.6	$1.3	15.4%
Percent of net sales	5.9%	5.6%
Provision for Income Taxes	3.7	3.4	0.3	9.3%
Effective tax rate	37.3%	39.3%
Net Income	$6.2	$5.2	$1.0	19.3%

Net income for the third quarter of fiscal year 2011 increased $1.0 million, or 19.3%, to $6.2 million compared with $5.2 million reported in the third quarter of fiscal year 2010.

Diluted earnings per share generated in the three months ended May 31, 2011 totaled $0.28, which is a per share increase of $0.05 compared with the $0.23 earnings per diluted share reported in the prior year period. Net income in the third quarter ended May 31, 2011 included $0.4 million or $0.02 per diluted share of legal costs that were incremental when compared with the same year-ago period.  Net income in the third quarter of fiscal 2011 also included $0.4 million or $0.02 per diluted share of acquisition related costs pertaining to the continued Amrep and Waterbury integrations. Earnings in the third fiscal quarter of 2010 were negatively impacted by $0.06 per diluted share resulting from a restructuring charge and by $0.01 per diluted share due resulting from incremental costs associated with recording acquired inventory at estimated fair value in accordance with purchase accounting rules.

The effective tax rate for the third quarter of fiscal year 2011 was 37.3%, compared with 39.3% in the prior year period. We anticipate our effective tax rate will range between 36% and 37% for fiscal year 2011, which is consistent with effective tax rates of previous fiscal years.

Nine Months of Fiscal 2011 Compared with Nine Months of Fiscal 2010

The following table sets forth information comparing the components of net income for the nine months ended May 31, 2011 with the nine months ended May 31, 2010. Both dollar and percentage changes included within the tables below were calculated from our Consolidated Statements of Operations.

	Nine Months Ended
	May 31		Percent
(Dollars in millions)	2011	2010	Change
Net Sales	$472.2	$407.1	16.0%
Gross Profit	225.0	205.4	9.5%
Percent of net sales	47.7%	50.5%
Operating Profit	26.0	19.6	32.7%
Percent of net sales	5.5%	4.8%
Income before Provision for Taxes	20.9	18.3	14.3%
Percent of net sales	4.4%	4.5%
Net Income	$13.3	$11.4	17.0%

Net Sales

Net sales were $472.2 million in the nine months ended May 31, 2011 compared with $407.1 million in the prior year-to-date period, representing an increase of $65.1 million or 16.0%.  Revenues of approximately $68.5 million in the first nine months of fiscal year 2011 were generated by acquisitions closed in fiscal years 2011 and 2010.  Additionally, higher selling prices primarily realized in our direct sales and service channel and favorable foreign currency translation on international sales contributed to additional net sales of approximately $12.3 million and $1.8 million, respectively.  However, weakness in demand for our products sold through the North American direct sales and service channel continues, and the resulting decline in organic sales volume more than offset higher selling prices and the effect of currency fluctuation.

Separately, in the first quarter of fiscal year 2010, we executed a release agreement addressing historical business transactions with a third-party French licensee.  We received a one-time, $1.1 million payment in the first quarter of fiscal year 2010 pursuant to this release agreement.

Gross Profit

	Nine Months Ended
	May 31		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Net Sales	$472.2	$407.1	$65.1	16.0%
Cost of Products Sold	247.2	201.7	45.5	22.5%
Percent of net sales	52.3%	49.5%
Gross Profit	$225.0	$205.4	$19.6	9.5%
Percent of net sales	47.7%	50.5%

Gross profit increased $19.6 million, or 9.5%, to $225.0 million in the nine months ended May 31, 2011 compared with $205.4 million in the nine months ended May 31, 2010. Gross profit margin of 47.7% in the current year-to-date period decreased approximately 280 basis points from same period in the prior year. Sales in the first nine months of fiscal year 2011 included nine months of sales related to the Amrep and Waterbury acquisitions, whereas, during the same period in the fiscal year 2010, we only benefited from five months of sales from the Amrep acquisition.  The decline in gross profit margin percentage was primarily attributable to the impact on sales and product mix from the Amrep and Waterbury acquisitions.

During the second quarter of fiscal year 2011, we detected contamination within one of our manufacturing location’s waste streams, which caused a temporary increase in our wastewater disposal and overall operating costs.  Gross profit in the first nine months of fiscal year 2011 includes $1.4 million of costs associated with this occurrence, which represents approximately 30 basis points of gross profit margin.  The affected waste treatment facility is now fully functional, and we do not expect future cost associated with this event, if any, to be material.

Partially offsetting the above mentioned items responsible for a decline in gross profit are price increases implemented to address the increase of raw materials used in our production and improved manufacturing absorption.  While we are realizing the full benefit of price increases implemented in the direct sales and service channel, we expect to realize fully the benefit of recently initiated price increases in the distribution and retail channels during the next six months.

Operating Profit

	Nine Months Ended
	May 31		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Gross Profit	$225.0	$205.4	$19.6	9.5%
Percent of net sales	47.7%	50.5%
Selling, Distribution, and Administrative Expenses	197.8	182.0	15.9	8.7%
Acquisition and Integration Costs	0.4	1.6	(1.1)	(72.3)%
Restructuring Charge	1.5	2.4	(0.9)	(37.5)%
Gain on Sale of Building	(0.7)	—	(0.7)	(100)%
Operating Profit (Loss)	$26.0	$19.6	$6.4	32.7%
Percent of net sales	5.5%	4.8%

The Amrep and Waterbury acquisitions have significantly altered our margin structure due to the increased percentage of product sold through the distributor and retail channels. While gross profit margin associated with sales through distributor and retail channels is lower, sales through these channels normally result in higher operating margins given lower associated selling and distribution costs. Our selling, distribution and administrative expenses as a percentage of sales declined to 41.9% in the first nine months of fiscal 2011 from 44.7% in the first nine months of fiscal 2010, an improvement of approximately 280 basis points. This favorable trend is due to the inclusion of Amrep and Waterbury-related operating results as well as the success of previously enacted restructuring initiatives undertaken to reduce the breakeven point of the business. We have been able to use our reduced cost structure to invest further in sales and marketing resources, as well as fund employee incentive programs designed to reward profitable growth.

In the first nine months of fiscal year 2011, we recorded restructuring charges of $1.5 million, primarily for costs associated with the reduction of non-sales headcount and a facility consolidation. During the quarter ended May 31, 2011, the Company recorded $1.2 million of expenses for legal fees incurred in connection in the defense of the California lawsuit and related settlement offers described in Note 5 of Notes to Consolidated Financial Statement.   Relative to the same prior year quarter, incremental legal costs in the third fiscal quarter of 2011 totaled $0.6 million. Also, we recorded $0.4 million of severance-related costs in May 2011 due to the continued reorganization of the acquired Amrep organization.  In the first nine months of fiscal year 2010, we recorded restructuring charges of $2.4 million primarily for costs associated with facility consolidations.

We listed a facility in the Boston, Massachusetts area for sale during fiscal 2010 in conjunction with previously disclosed restructuring programs.  We sold this facility during the second quarter of our fiscal 2011, and we subsequently recognized the related gain of $0.7 million in our operating results.  We lease the majority of our selling branch and warehouse locations, and the sale of owned facilities occurs infrequently.

As previously stated, since January 2010, we have executed three acquisitions resulting in the recording of approximately $63.7 million of finite-lived intangible assets (namely customer relationships and intellectual property). On an annual basis, amortization of these assets will result in approximately $4.0 million of amortization expense. We incurred acquisition costs during the nine months ended May 31, 2010 associated with the purchase of Amrep totaling $1.6 million. Acquisition and integration costs in the first nine months of fiscal 2011 totaled $0.4 million.

Operating profit increased $6.4 million in the nine months ended May 31, 2011 to a profit of $26.0 million compared with $19.6 million reported in the nine months ended May 31, 2010. Operating margins were 5.5% in the first nine months of fiscal year 2011 compared with 4.8% in the comparative prior year period.

Income before Provision for Taxes

	Nine Months Ended
	May 31		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Operating Profit	$26.0	$19.6	$6.4	32.7%
Percent of net sales	5.5%	4.8%
Other Expense
Interest Expense, net	5.1	1.3	3.8	294%
(Gain) Loss on foreign currency transactions	(0.2)	—	(0.2)	(100)%
Miscellaneous expense (income)	0.1	(0.1)	0.2	250%
Total Other Expense	5.0	1.2	3.8	305%
Income before Provision for Taxes	$20.9	$18.3	$2.6	14.3%
Percent of net sales	4.4%	4.5%

Other expenses increased $3.8 million from the nine months ended May 31, 2010. Our level of indebtedness, and, therefore our interest expense, has increased due primarily to debt incurred to fund our acquisitions. Assuming current debt levels, total interest expense is expected to range from $6.5 million to $7.0 million on an annual basis.

Provision for Taxes and Net Income

	Nine Months Ended
	May 31		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Income before Provision for Income Taxes	$20.9	$18.3	$2.6	14.3%
Percent of net sales	4.4%	4.5%
Provision for Income Taxes	7.6	6.9	0.7	9.7%
Effective tax rate	36.3%	37.8%
Net Income	$13.3	$11.4	$1.9	17.0%

Net income for the nine months ended May 31, 2011 increased $1.9 million, or 17.0%, to $13.3 million from $11.4 million reported in the first nine months of fiscal year 2010. The increase in net income resulted primarily from the increase in operating profit noted above. Net income in the first nine months of fiscal 2011 reflects charges totaling $1.6 million, or $0.07 per diluted share, related to restructuring efforts and incremental expense due to an increased basis in acquired inventories. The above mentioned wastewater contamination resulting in a temporary increase in manufacturing costs adversely affected year-to-date fiscal 2011 net income by $0.9 million or $0.04 per diluted share.  The Boston facility sale resulted in a gain that contributed $0.4 million or $0.02 per diluted share to year-to-date fiscal 2011 net income and earnings per share, respectively. Net income in the third quarter ended May 31, 2011 also included $0.4 million or $0.02 per diluted share of legal costs that were incremental when compared with the same year-ago period, and $0.4 million or $0.02 per diluted share of acquisition related costs pertaining to the continued Amrep and Waterbury integrations.

Net income for the nine months ended May 31, 2010, reflects charges totaling $1.0 million, or $0.04 per diluted share, of acquisition costs associated with last year’s purchase of Amrep.  Additionally, net income and earnings per diluted share in the first nine months of fiscal year 2010 included $1.5 million or $0.07, respectively, of charges pertaining to restructuring activities.  Also included in the comparative prior year period’s reported results is $0.5 million (after-tax) or $0.02 per diluted share of incremental expense due to an increased basis in acquired inventories.  Finally, in the first quarter of fiscal 2010, we executed a release agreement addressing historical business transactions with a third-party French licensee.  We received a one-time, $0.7 million after-tax payment pursuant to this release agreement, which contributed earnings per diluted share of $0.03.

The effective tax rate for the first nine months of fiscal year 2011 was 36.3%, compared with 37.8% in the prior year period. We expect our effective tax rate to range between 36% and 37% for fiscal year 2011, which is consistent with effective tax rates of previous fiscal years.

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

During fiscal year 2011, we intend to take certain of the following actions in pursuit of our strategic goals:

•                  Profitably grow the revenue of our sales and service organization by focusing on our key strategic end markets where the customers value the training and experience of our dedicated sales force. We will continue to invest in tools and training to enhance further the effectiveness of our Sales and Service organization. We also expect to develop new products and new marketing initiatives for targeted strategic end-markets;

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

We face potential execution risk with respect to accomplishing our strategic initiatives. We believe we are operating in a new economic reality following the broad economic downturn, and the full impact on our customers is not yet known. While economists have declared an end to the recession, its effects are widely predicted to be felt for many months to come. We believe markets reached through our direct-sales organization, which include transportation, food, industrial manufacturing, and government, are strongly correlated to seasonally-adjusted manufacturing employment, overall employment levels and, to some degree, new motor vehicle sales. Sales into this channel are expected to remain soft for the foreseeable future, and we intend to continue managing the business in a way that is not predicated upon a near-term recovery. However, as volume growth returns, we expect to realize significant financial leverage due to our efforts to improve productivity and streamline the business.

Volatility in the commodities markets had a negative impact on our margins and volumes during the third quarter of fiscal 2011 and could have a negative impact on margins and volumes in the future.  All this notwithstanding, we remain encouraged and believe the improvements to our cost structure should enable improvement in future EBITDA margins. We will continue to aggressively pursue each of the components of our strategic plan, and are committed to delivering long-term value to our shareholders as measured by our long-term financial objectives.

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

Cautionary Statement Regarding Forward-Looking Information

This filing contains, and other written or oral statements made by or on behalf of us may include, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Specifically, forward-looking statements may include, but are not limited to:

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2011. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Except as set forth below, during the quarter ended May 31, 2011, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

On September 2, 2010 and October 1, 2010, we completed our acquisitions of Waterbury and Niagara, respectively. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

PART II. OTHER INFORMATION

Item 1.                                    Legal Proceedings

We are subject to various legal claims arising in the normal course of business.  Certain pending claims are described in Note 5 of Notes to Consolidated Financial Statements to the unaudited consolidated financial statements presented in this Form 10-Q.  We are self-insured up to specified limits for certain types of claims, including product liability, and are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based upon information currently available and except as described in Note 5, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on our results of operations, financial position, or cash flows. We establish reserves for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, we cannot make a meaningful estimate of actual costs to be incurred that could possibly be higher or lower than the amounts reserved. The information in Note 5 under the caption “Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc.” is incorporated by reference in this Item 1.

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

REGISTRANT
Zep Inc.

DATE: July 7, 2011	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: July 7, 2011	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc. (effective July 7, 2011)	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 10	(a)	Zep Inc. Omnibus Incentive Plan Form of Performance Stock Award Agreement	Filed with the Commission as part of this Form 10-Q.

	(b)	Zep Inc. Omnibus Incentive Plan Form of Incentive Stock Option Agreement for Executive Employees	Filed with the Commission as part of this Form 10-Q.

	(c)	Zep Inc. Omnibus Incentive Plan Form of Non-Qualified Stock Option Agreement for Executive Employees	Filed with the Commission as part of this Form 10-Q.

	(d)	Zep Inc. Omnibus Incentive Plan Form of Restricted Stock Award Agreement	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Commission as part of this Form 10-Q.

	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Section 1350 Certification, signed by John K. Morgan	Furnished with the Commission as part of this Form 10-Q.

	(b)	Section 1350 Certification, signed by Mark R. Bachmann	Furnished with the Commission as part of this Form 10-Q.