Form 10-K
period 2011-08-31
Zep Inc.
filed 2011-11-01
CIK 1408287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Based on the closing price of the registrant’s common stock of $15.69 as quoted on the New York Stock Exchange on February 28, 2011, the aggregate market value of voting stock held by nonaffiliates of the registrant was $121,937,565.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 21,980,523 as of October 28, 2011.

Documents Incorporated by Reference

Location in Form 10K	Incorporated Document
Part III	Proxy Statement for January 10, 2012 Annual Meeting of Stockholders

Zep Inc.

PART I

Item 1. Business

Our Business

Zep Inc. is a leading provider of cleaning and maintenance chemicals and related products and services. We market our products and services under well recognized brand names, some of which have been in existence since we were founded in 1937. For the fiscal year ended August 31, 2011, we generated net sales of $646.0 million and net income of $17.4 million. As of August 31, 2011, we had total assets of $403.8 million. We sell our products to more than 200,000 customers, which are located primarily in the United States (79% of fiscal 2011 net sales), Canada (12% of fiscal 2011 net sales), and Europe (9% of fiscal 2011 net sales). We became an independent, publicly owned company in 2007 after having been spun-off by our former parent company. Our common stock is listed on the New York Stock Exchange under the ticker symbol “ZEP.”

We believe that the applicable market for our products and services in the United States is approximately $19 billion. The market consists of three different types of end-users. The largest category of end-users is professional maintenance and cleaning personnel who buy products from business-to-business supply distributors. We believe this type of end-user represents approximately 44% of the U.S. market. The next largest category, representing approximately 35% of the U.S. market, is the occasional purchaser of cleaning and maintenance chemicals who purchases products from retail establishments. The third type of end-user purchases cleaning and maintenance chemicals directly from a salesperson who represents the manufacturer. This portion of the market represents the remaining approximately 21% of the U.S. market and consists of end users seeking specific specialty chemicals from a highly trained, technical sales organization.

Our goal is to sell our products and services in each type of channel. Accordingly, we market our products and services in the following ways:

•                          Our distributor sales organization markets our products to large national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. The distributors selling our branded and private label products include W.W. Grainger Inc.; HD Supply; Lagasse, Inc.; Bunzl; Fastenal Company; TripleS; Interline Brands, Inc.; Toyota Motor Sales USA, Inc.; Nissan North America, Inc.; Subaru of America, Inc. and Kia Motors America, Inc.

•                          Our retail sales organization markets our products to contractors, small business owners and homeowners through retailers such as home-improvement stores, hardware stores, discount stores and auto parts stores. We believe that we are the largest supplier of industrial-strength cleaning chemicals to The Home Depot. Sales to The Home Depot, which is our largest single customer, accounted for approximately 10% of our fiscal 2011 total net sales.  Other retailers selling our branded and private label products include Wal-Mart; Ace Hardware; Menard’s; Advance Auto Parts, Inc.; and TruServ Hardware.

•                          Through the direct sales force of our sales and service organization, we provide convenient, highly effective cleaning and maintenance solutions to customers that include commercial, industrial, institutional and governmental end-users, ranging in size from small sole proprietorships to the United States federal government. Our sales and service organization maintains a particular focus on meeting the needs of customers in the transportation, food processing, industrial manufacturing, and food service industries. We provide value-added services to the customers of our sales and service organization on application uses, safety aspects, product selection, specific formulations, inventory management, customer employee training and equipment, including dispensers. We believe that the services we offer often reduce the total cost of our customers’ cleaning and maintenance needs. Accordingly, we believe that the customers of our sales and service organization benefit from a more effective solution that is superior to many of our competitors’ offerings. We are a leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel.  Customers served by our sales and service organization include U.S. Communities; Costco; Ameriquest; Harrah’s Entertainment, Inc.; Ryder Truck Rental; and Waste Management, Inc.

A summary of our product offerings, our representative brands, including selected licensed brands, and the customers we serve through each of our sales organizations is provided in the following table:

END MARKET	PRODUCTS OFFERED	BRANDS	CUSTOMERS
Commercial, Industrial and Institutional Sales Channel:
Transportation • Vehicle Wash • Vehicle Maintenance	Interior and exterior vehicle cleaning products and equipment, solvents, degreasers, parts washers, lubricants, and hand care products	• Zep, Selig • ArmorAll • Niagara

Automotive repair facilities, car washes, car dealers, airlines and fixed base operators, public transport organizations, car rental facilities, truck-fleet operators, railroads, and construction companies

Food • Processing • Service	Cleaners and sanitizers, kitchen cleaners, deodorizers, hand care products, and dispensing equipment	• Zep, Enforcer • Private label	Farms, meat processing facilities, bakeries, grocery stores, and full and quick-serve restaurants

Industrial • Manufacturing • Construction	Cleaners, degreasers, solvents, parts washers, lubricants, and hand care products	• Zep, Selig • Enforcer	Professional maintenance and engineering staff in manufacturing, pharmaceutical, construction and mining industries

Government	Cleaners, degreasers, floor care, hand care products, deodorizers, and dispensing equipment	• Zep, Selig	Federal, state and local government agencies, including cities, school districts, military, and police and fire departments

Institutional • Hospitality • Healthcare	Floor care, laundry systems, bathroom care, glass care, deodorizers, hand care products, and other janitorial products	• Zep, Selig • Enforcer	Hotels, hospitals, convention centers and other facilities that use janitorial housekeeping products

Retail Sales Channel:

Small business owners, contractors, and homeowners	Cleaners, degreasers, floor care, bathroom care, glass care, drain care, pressure wash products, and pest control products	• Zep Commercial • Enforcer • RedMax Pro • Rubbermaid Commercial	Home improvement and hardware stores

Vehicle do-it-yourselfers	Cleaners, degreasers, upholstery care, glass care, headlight care, pressure wash products and hand soap.	• Zep Commercial • Original Bike Spirits • Private label	Auto parts stores

Agricultural	Pest control and air care products for cattle and horse stables	• Country Vet • Enforcer	Specialty feed and supply retailers

Distribution Sales Channel:

Professional maintenance and engineering staff	Cleaners, degreasers, floor care, hand care products, deodorizers, lubricants, specialty chemical and dispensing equipment	• Zep Professional • Zep Commercial • Enforcer • Microbemax • Misty • TimeMist • i-Chem • TimeWick • Private label	Large national business- to-business supply stores

Professional janitorial and sanitation staff	Floor care, laundry systems, bathroom care, glass care, deodorizers, hand care products, and other janitorial products	• Misty • Zep Professional • Zep Commercial • Microbemax • TimeMist • TimeWick • Enforcer • Private label	Large national business- to-business supply stores

Automobile dealers	Cleaners, degreasers, upholstery care, glass care, headlight care, pressure wash products, vehicle wash and hand soap	• Zep Professional • i-Chem • Next Dimension • OEM private brands	Automobile manufacturers

Our Strategy

Our strategy is to strengthen our position as a leading provider of innovative, environmentally sustainable cleaning and maintenance solutions for commercial and industrial end users. We seek to achieve financial performance in the top quartile of our peer group of companies by growing our share with existing and new customers and expanding our margins. To achieve this financial performance, we intend to

•                  Profitably grow the sales and service business;

•                  Serve “pro” customers through a broad retail base;

•                  Grow sales with new and existing distributors;

•                  Build upon existing European and develop other international capabilities; and

•                  Expand through selected acquisitions.

During the three years following our spin-off in 2007, we streamlined our historical product offering by approximately 50%, allowing our direct sales organization to focus on its most profitable products; we reduced our branch network from 42 locations to the 17 locations we believe are the best positioned to serve our customers; and we reduced non-sales headcount by approximately 10%. These changes allowed us to increase our cash flows and to reduce our debt by 53% before we began pursuing acquisitive growth opportunities. Most importantly, we reduced the breakeven point of our direct-sales business by almost one-third.

We began to implement our acquisition strategy in fiscal 2010. In January 2010, we acquired Amrep, Inc., a leader in maintenance chemicals for the automotive aftermarket as well as the janitorial market sold through distributors. In September 2010, we acquired certain assets and liabilities from Waterbury Companies, Inc., including certain air-care brands. These two acquisitions gave us a solid presence in the industrial distribution market, and strengthened our position in the retail market. The acquisition of Amrep also allowed us to consolidate further our manufacturing operations. In October 2010, we acquired the assets of Niagara National, LLC, which complements the strength of our direct-sales organization in the vehicle-wash market, specifically in the truck and fleet washing equipment markets.

During fiscal 2011, we completed the integration of the Amrep, Inc., Waterbury Companies, Inc., and Niagara National, LLC acquisitions.  With these acquisitions now complete, we are realizing numerous synergies in the sourcing, manufacturing and delivery of our products and services, including the capability to provide single order invoicing for our customers.  We also centralized our supply chain operations during the year to allow manufacturing plants to produce product for multiple sales channels.  With these components of our business transformation now complete, we will continue our focus on growing the business both organically as well as through acquisitions.

Our Competition

The market for cleaning and maintenance chemicals and related services is highly competitive. Overall, competition is fragmented in the commercial, industrial, and institutional end-markets, with numerous local and regional operators selling directly to customers, distributors, and a few national competitors. Many of these competitors offer products in some, but not all, of the markets we serve. Competition is based primarily on brand name recognition, price, product quality, and customer service. Competitors in the commercial, industrial, and institutional end-market include but are not limited to Ecolab Inc., Diversey, Inc., Arch Chemicals, Inc., RPM International, Inc., NCH Corporation, Rochester Midland Corporation, The Claire Manufacturing Company, Swisher Hygiene, Inc., Newell Rubbermaid Inc., Georgia-Pacific, and State Chemical Manufacturing Company. Many companies compete within the broader retail market for cleaning chemical products, including but not limited to Church & Dwight Co., Inc., Procter and Gamble, WD-40 Company, Gojo Industries, Inc. Reckitt Benckiser plc, S.C. Johnson & Sons, Inc., Sunshine Makers, Inc., and The Clorox Company. We also compete in the home improvement channel with pest control companies such as Bayer, A.G., Spectrum Brands, Inc., and The Scott’s Company. Competitors in the automotive original equipment aftermarkets include Excelda Manufacturing, CRC Industries, Inc., Ashland Inc., and Technical Chemical Company. Furthermore, barriers to entry and expansion in the industry are low, which may lead to additional competitive pressure in the future. In the industrial and institutional direct-sales market channel, we believe we are one of the top four market leaders in the U.S., which together hold slightly less than approximately 30% of the total market share.

Seasonality and Cyclicality

Our business exhibits some seasonality, with net sales being affected by weather and the annual budget cycles of major customers. Historically, due to this seasonality and the number of available selling days, the second half of our fiscal year is much stronger in terms of sales, earnings, and cash flow than the first half.

In addition, our net sales are dependent on economic conditions in the retail, wholesale and industrial markets. Furthermore, we believe that demand for our products correlates positively to seasonally adjusted manufacturing employment, overall employment levels and, to some degree, new motor vehicle sales. Therefore, economic downturns generally have an adverse effect on our net sales and operating income. Our customers in the North American sales and service channel are typically small business operations, who are themselves struggling in this challenging economic environment. The adverse effect of downturns may be mitigated to some extent in health-driven, sophisticated markets, such as North America and Europe, by customer expectations and health and safety regulations that require increased frequency of use of cleaning products. Health and safety regulations are also shrinking the pool of available chemicals. Together, these trends are driving demand and development of improved product formulations and application methods.

Our Products

We produce a wide range of cleaning and maintenance solutions for commercial, industrial, institutional, and consumer customers. Our product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems and a wide variety of automotive maintenance chemicals. We currently have more than 4,000 unique formulations that are used in manufacturing products for our customers. Many of our formulations are trade secrets. The value of the formulations to our business depends on our ability to maintain them as trade secrets.  We own, or have pending, domestic and foreign registrations for approximately 435 trademarks. Our trademarks and formulations are important to our business. We have an active program to protect our intellectual property by filing for patents and trademarks and by pursuing legal actions against persons who infringe our intellectual property.

We employ a staff of chemists and technical support personnel who develop new products and support both our sales representatives and customers. We also license new products and technologies from third parties and engage others to assist with product development. As a result, we continually refresh our product portfolio and service offerings through the introduction of new products and formulations, the incorporation of proven technologies into new applications and the introduction of new services to meet the demands of our customers and the industries we serve. The development of environmentally preferable products based on renewable and environmentally preferred raw materials is a principal focus of our product development efforts. We are expanding our GreenLink™ product line and introducing products for the automotive market under the EnviroEdge™ name. We recently launched the Provisions™ food service cleaning product line, which is composed of biodegradable detergents and cleansers ideally suited for the growing food segment.

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

The key raw materials we use in our chemical products, which account for most of our revenue, are surfactants, polymers and resins, fragrances, water, solvents and other petroleum-based materials, and packaging materials. Many of the raw materials we use are petroleum-based and, therefore, are subject to the availability and price of oil or its derivatives. Additionally, some of the raw materials we use are agriculture-based commodities, which are subject to changes in availability and price.  We purchase most chemical raw materials on the open market. Although we do not currently engage in any commodity hedging transactions for raw materials, we have committed and expect to continue to commit to purchase certain materials for specified periods of time. Furthermore, we constantly monitor and investigate alternative suppliers and materials based on numerous attributes including quality, service, and price. Accordingly, the cost of products sold may be affected by changes in the market price of raw materials or the sourcing of finished goods. Due to the mix of purchases (raw materials, components parts and finished goods), the timing of price increases and other economic and competitive forces within the supply chain, it is not possible to determine the financial impact of future changes in the market price of these raw materials.

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

Environmental Regulation

Our operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air, soil and water as well as the use, handling, storage and disposal of these materials. These laws and regulations include, but are not limited to, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as well as analogous state, local and foreign laws. Compliance with these environmental laws is a major consideration for us because we use hazardous materials in some of our manufacturing processes. In addition, because we are a generator of hazardous waste, we, along with any other person who disposes of or arranges for the disposal of our waste, may be subject to financial exposure for costs associated with an investigation and any remediation of sites at which we have disposed or arranged for the disposal of hazardous waste if those sites become contaminated, even if we fully complied with applicable environmental laws at the time of disposal. Furthermore, process wastewater from our manufacturing operations is discharged to various types of wastewater management systems. We may incur significant costs relating to contamination that may have been, or is currently being, caused by this practice. We are also subject to numerous federal, state, local and foreign laws that regulate the manufacture, storage, distribution and labeling of many of our products, including some of our disinfecting, sanitizing and antimicrobial products. Some of these laws require us to have operating permits for our production facilities, warehouse facilities and operations. We may not have some of these permits or some of the permits that we do have may not be current. In the event of a violation of these laws, we may be liable for damages and the costs of remedial actions and may also be subject to revocation, non-renewal or modification of our operating and discharge permits, and revocation of product registrations. Any revocation, non-renewal or modification may require us to cease or limit the manufacture and sale of products at one or more of our facilities and may have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, legislation or regulations restricting emissions of greenhouse gases and our need to comply with such legislation or regulations could affect our business, financial condition, results of operation or cash flows. Environmental laws may also become more stringent over time, which could increase our compliance costs.

The environmental regulations we believe are most significant to us are summarized below.  Risks related to these regulations and the nature of our manufacturing processes and selling activities are provided within Item 1A. Risk Factors section of this document.

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

Pesticide Regulation

Some of our facilities are subject to various federal, state, local and foreign laws and regulations governing the manufacture and/or use of pesticides. We manufacture and sell certain disinfecting and sanitizing products that kill micro-organisms, such as bacteria, viruses and fungi. These products are considered “pesticides” or “antimicrobial pesticides” and, in the United States, are governed primarily by the Federal Insecticide, Fungicide and Rodenticide Act, as amended by the Food Quality Protection Act of 1996 (“FIFRA”). To register these products, we must meet various efficacy, toxicity and labeling requirements and must pay initial and ongoing registration fees. In addition, some states or foreign jurisdictions may impose taxes on sales of pesticides. Although the cost of maintaining, and delays associated with, pesticide registration have increased in recent years, compliance with the various laws and regulations governing the manufacture and sale of pesticides has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Other Environmental Regulation

Many of our facilities are subject to various federal, state, local or foreign laws and regulations governing the discharge, transportation, use, handling, storage and disposal of hazardous substances. In the United States, these statutes include the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act as well as analogous state laws. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, including the Emergency Planning and Community Right-to-Know Act, which impose reporting requirements when toxic substances are released into the environment. In Europe, we are subject to portions of the compliance obligations under the EU European Community Directive “Registration, Evaluation, Authorization, and Restriction of Chemicals” (EU Directive No. 2006/1907). The directive imposes several requirements related to the identification and management of risks related to chemical substances manufactured or marketed in Europe. Our compliance obligations are mostly associated with the use of chemicals as opposed to the manufacture of chemicals. Each year we make various capital investments and expenditures necessary to comply with applicable laws and regulations. To date, these investments and expenditures have not had a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Employees

As of August 31, 2011, we had approximately 2,300 employees, including 1,720 in the United States, 220 in Canada, and 360 in Europe. Of our approximately 2,300 employees, we estimate that 210 are subject to collective bargaining agreements in the United States and Europe including employees at our manufacturing facility on Seaboard Industrial Boulevard in Atlanta, Georgia.

International Operations

See Note 12: Geographic Distribution of Operations of Notes to Consolidated Financial Statements for information regarding the geographic distribution of net sales, operating profit, and long-lived assets.

Information Concerning Zep Inc.

We were incorporated in 2007 under the laws of Delaware. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to these reports), together with all reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 by our officers, directors, and beneficial owners of 10% or more of our common stock, available free of charge through the “SEC Filings” link on our website, located at www.zepinc.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on our website is not incorporated by reference into this Annual Report on Form 10-K. Our reports are also available at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or on their website at www.sec.gov.  The SEC may be contacted regarding such requests at

1-800-SEC-0330.

We have adopted a written Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including our chief executive officer and chief financial officer. The Code of Ethics and Business Conduct and our Corporate Governance Guidelines are available free of charge through the “Corporate Governance” link on our website at www.zepinc.com. The charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and the rules and procedures relating thereto, are also available free of charge through the “Corporate Governance” link on our website. Each of the Code of Ethics and Business Conduct, the Corporate Governance Guidelines, and the committee charters is available in print to any of our stockholders by written request. Such requests should be directed to the Corporate Secretary, Zep Inc., 1310 Seaboard Industrial Boulevard, Atlanta, Georgia 30318. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of this Code of Ethics and Business Conduct applicable to our chief executive officer and chief financial officer by posting such information within the investor relations corporate governance sections on our website at www.zepinc.com.

Item 1A. Risk Factors

The following are important factors that could affect our business and our financial condition and results of operations. Such factors could also cause our actual results for future periods to differ materially from our expectations, including those expressed in or implied by any forward-looking statements contained in this Annual Report on Form 10-K. This could cause the market price of our securities to decrease. The risk factors described below are not the only risks that may affect us. Additional, risks and uncertainties not presently known to us also my adversely affect our and our financial condition and our results of operations.  See the section entitled “Cautionary Statement Regarding Forward-Looking Information”.

We may also refer to this disclosure to identify factors that may cause results to differ from those expressed in or implied by other forward-looking statements made in oral presentations, including conference calls and/ or webcasts open to the public.

Except as may be required under applicable law, we undertake no responsibility to update our Cautionary Statements Regarding Forward-Looking Information.

Risks Related to our Business

Global economic conditions could continue to affect adversely our business and financial results.

Unfavorable economic conditions, and in particular, downturns that affect the transportation, food processing, food service, manufacturing, government and housekeeping markets, may negatively impact our business and financial results. The recent global recession, many aspects of which, such as high unemployment, are continuing, negatively impacted all of these markets. During periods of difficult economic conditions and uncertainty, we experience decreased demand for our products as many customers either defer purchases or purchase lower-cost products. Credit quality has frequently experienced declines during periods of difficult economic conditions, which may negatively impact our ability to collect accounts receivable on a timely basis, or at all, from certain customers. Furthermore, the ability of certain suppliers to fill our orders for raw materials or other goods and services may decline in the future because of the diminished availability of credit. A prolonged period of difficult economic conditions, particularly one that affects the end-user markets listed above, could have a material adverse impact on our business, results of operations and financial condition, and our ability to make distributions to our stockholders.

Our results can be adversely affected by fluctuations in the cost or availability of materials used in our manufacturing processes.

The key raw materials we use in our chemical products are surfactants, polymers and resins, fragrances, water, solvents and other petroleum-based materials and packaging materials. Many of the raw materials that we use are energy dependent and, therefore, are subject to the availability and price of energy related inputs such as oil and natural gas. Some of the raw materials we use are agriculture-based commodities and are subject to changes in availability and price. Furthermore, there are a limited number of suppliers for some of our raw materials. Competitive conditions, governmental restrictions, natural disasters and other events could limit the quantities of our raw materials that we are able to purchase. As a result, the price and availability of the raw materials we use may fluctuate substantially.

For example, during fiscal year 2011, we experienced difficulty obtaining pyrethrum, a key component of our agricultural pest control products due to an industry-wide shortage. As another example, we also expect that the cost of ethanol, which is used in some of our products and which is increasing in importance as a transportation fuel, will soon increase substantially because corn production was insufficient to meet expected demand for the product.

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

Our relationships with our largest customers depend on our ability to deliver high quality products and services. The loss of or substantial decrease in the volume of purchases by one or more of our largest customers could harm our sales and profitability. The Home Depot is our largest single customer. It represented approximately 10%, 10%, and 11% of our total net sales during the fiscal years ended August 31, 2011, 2010, and 2009, respectively. Our relationship with The Home Depot is not subject to any written contract obligating The Home Depot to purchase our products and, The Home Depot could sever its relationship with us upon little or no notice. We have developed plans for reducing our cost structure if we were to lose one or more of our largest customers; however, we could not implement the actions contemplated by these plans immediately and we would incur substantial costs in doing so.  Therefore, the loss of The Home Depot as a customer would have at least a near-term material adverse affect on our financial condition and results of operations.

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

Our growth strategy requires that we make expenditures in connection with the acquisition of other product lines and companies. We cannot predict the amount of our expenditures in connection with our growth strategy because opportunities for implementing our growth strategy arise unexpectedly. We will be required to seek additional sources of financing as we pursue our growth strategy, which may include issuing debt or equity securities. Our need for additional financing may place us at a disadvantage in competing for acquisitions. When a future acquisition opportunity arises, we will be required to evaluate the sources of financing, which may be limited on short notice, and the terms of the financing available at the time. Certain sources of financing may have a dilutive effect on stockholders’ existing equity positions. If we cannot find financing on acceptable terms, we may be unable to make the acquisition.

We are subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which we operate, and we may be exposed to substantial environmental, health, and safety costs and liabilities.

As noted above, our operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the manufacture, storage, distribution, sale and use of our products. Regulation of our products and operations continues to increase with more stringent standards, including evolving climate change standards, causing increased costs of operations and potential for liability if a violation occurs. Notably, the Toxic Substances Control Act gives the U.S. Environmental Protection Agency (“EPA”), the authority to track, test and/or ban chemicals that may pose an environmental or human-health hazard. We are required to comply with certification, testing, labeling and transportation requirements associated with regulated chemicals. To date, compliance with these laws and regulations has not had a material adverse effect on our business, financial condition, results of operations or cash flows. However, the costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental and product liabilities associated with product usage, divested assets, third party locations, and past activities. We have accrued a liability for environmental remediation activities where appropriate. The cost of addressing environmental matters (including the timing of any charges related thereto), however, cannot be predicted with certainty. These liabilities may not ultimately be adequate, especially in light of potential changes in environmental conditions, changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, our potential liability to remediate sites for which provisions have not previously been established and the adoption of more stringent environmental laws. Such future developments could result in increased environmental costs and liabilities and could require significant capital and other ongoing expenditures, any of which could have a material adverse effect on our financial condition or results of operations. Furthermore, the failure to comply with our obligations under the environmental laws and regulations could subject us to administrative, civil, or criminal penalties, obligations to pay damages or other costs, and injunctions or other orders, including orders to cease operations. In addition, the presence of environmental contamination at our properties could adversely affect our ability to sell property, receive full value for a property, use a property as collateral for a loan, or obtain or maintain financing.

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

We own and operate property located on Seaboard Industrial Boulevard in Atlanta, Georgia where we have been named as a responsible party. We and the current and former owners of adjoining properties have agreed to share the expected costs and responsibilities of implementing a Corrective Action Plan, approved in 2004, under the Georgia Hazardous Site Response Act (“HSRA”) to periodically monitor property along a nearby stream for a period of five years, which ended in December 2009. Monitoring actions will continue until the Georgia Environmental Protection Division (the “EPD”) notifies the Company that such activities are no longer necessary. Further, we have executed a Consent Order with the EPD covering this remediation. On November 23, 2009, the EPD approved the Corrective Action Plan submitted by the Company to address the subsurface contamination north of Seaboard Industrial Boulevard. The Company continues to actively remediate subsurface contamination at this site in compliance with the approved Corrective Action Plan.

In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with subsurface remediation, primarily to remove contaminants from soil underlying one of our manufacturing facilities, and other related environmental issues. While over approximately the next twenty years it is reasonably possible that the total losses incurred by Zep in connection with this matter could range up to $10.0 million, management’s best estimate of remediation costs continues to be $5.0 million. To date, we have expended approximately $2.4 million of the $5.0 million reserve established in May 2007. Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate. We arrived at the current estimates on the basis of studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

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

As of August 31, 2011, the liabilities presented within Zep’s Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $10.9 million, which represents Zep’s best estimate of costs associated with the aforementioned Amended Corrective Action Plan, primarily to remediate contaminants in soil and ground water underlying the Marietta manufacturing facility and affected adjacent properties, and other related environmental issues. While over approximately the next twenty years it is reasonably possible that the total losses incurred by Zep in connection with this matter could range up to $18.0 million, management’s best estimate of remaining remediation costs continues to be $10.9 million.

Further sampling, engineering studies, and/or changes in regulatory requirements could cause revision to the current estimate. The initially recorded $12.0 million estimate was derived on the basis of studies prepared by independent third party environmental consulting firms. To date, we have expended approximately $1.1 million of the initial $12.0 million reserve established in December 2009. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation designed to address the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Additionally, Amrep previously conducted manufacturing operations at a property in Georgia that has since been sold. Pursuant to the terms of the sale, Amrep has retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address sub-surface contamination at this site and, at this time, does not anticipate costs associated with future remediation efforts will be material. As of August 31, 2011, accruals associated with this effort totaled approximately $0.2 million. However, the actual cost of remediation could vary depending upon the results of additional testing and geological studies and the rate at which site conditions may change. Finally, management is preparing a plan to address the sub-surface contamination at a Texas manufacturing location owned by Amrep, and, at this time, does not anticipate the costs associated with future remediation efforts will be material. These estimates could change, however, based upon the response of the Texas Commission on Environmental Quality to that plan.

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

Our success is partly dependent upon properly executing, and realizing the anticipated benefits from, our ongoing strategic growth initiatives (a discussion of which is provided within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), our information technology initiatives, and other initiatives. These initiatives are primarily designed to increase our revenue and market share and to make us more efficient in the sales, manufacture, and distribution of our products. We continue our phased implementation of a new enterprise resource planning system (“ERP”) for certain aspects of our business. The implementation is a technically intensive process, requiring design, programming, testing, modifications and project coordination. Although our ERP implementation process includes months of planning and training, which is intended to minimize business disruption and conversion risks, we may experience disruptions in our business operations related to this implementation effort. Such disruptions could result in material adverse consequences, including costs associated with delays in the design and implementation of the system, loss of information, loss of personnel, a reduction in our ability to process transactions, harm to our control environment, and unanticipated increases in operating costs and losses of customers and associated revenues. These initiatives, including the implementation of the ERP system, are complex; a failure to implement them properly may, in addition to not providing the anticipated benefits, result in an interruption to our sales, manufacturing, logistics, customer service, or accounting functions. Furthermore, we have invested a significant amount of capital into a number of these initiatives and will invest a significant amount of capital into others, which might have been more efficiently used if the anticipated benefits are not fully realized. Any of these results could have a material adverse effect on our business and results of operations, including the requirement to reduce the book value of certain assets that must be evaluated for impairment.

Our business could suffer in the event of a work stoppage or increased organized labor activity.

As of August 31, 2011, approximately 210 of our 2,300 employees were covered by collective bargaining agreements in the United States and Europe. While we consider our relations with employees to be generally good, we cannot assure you that we will not experience work stoppages, strikes, or slowdowns in the future. In addition, we outsource to third parties the manufacturing of certain of our products that currently account for approximately 20% of our net sales volumes, and we cannot assure you that these third parties will not experience work stoppages, strikes or slowdowns in the future. A prolonged work stoppage, strike, or slowdown at any of our facilities or those of our third party suppliers could have a material adverse effect on our results of operations. Further, we cannot assure you that, upon expiration of any of our existing collective bargaining agreements, new agreements will be reached without union action or that any new agreement will be on terms satisfactory to us. Moreover, we cannot assure you that our non-union facilities will not become subject to labor union organizing efforts. If any current non-union facilities were to unionize, we would incur increased risk of work stoppages and possibly higher labor costs.

We do not have a back-up manufacturing facility for the production of our aerosol products.

Currently, the only location where we manufacture our aerosol products is our facility in Marietta, Georgia.  We decided to locate all aerosol-product production at this facility to achieve economies of scale.  The facility now produces the aerosol products marketed by Zep and Amrep and the aerosol products that we acquired as part of our recent acquisition of assets from Waterbury Companies.  If we were unable to continue to operate this facility, due to a natural disaster or industrial accident, for example, we would be unable to produce our aerosol products until operations at the plant were restored or we were able to find a contract manufacturer to produce the products for us.  The inability to manufacture our aerosol products would have a material adverse affect on our financial condition, results of operations and cash flows.

If we are unable to protect our intellectual property rights, our ability to compete may be negatively impacted.

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

If we improperly manufactured, packaged, or labeled our products or if they become adulterated, we may be required to recall the affected products. Our quality control procedures relating to the raw materials and other supplies, including packaging, that we receive from third-party suppliers, including packaging, or our quality control procedures relating to our products after our products are formulated and packaged may not be sufficient. We have previously initiated product recalls, and widespread product recalls could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We may also be liable if the use of any of our products causes injury, and could suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business and financial results.

We have recorded a significant amount of goodwill and other identifiable intangible assets. We may be required to record non-cash charges for impairment of our goodwill and other identifiable intangible assets, if we do not achieve the anticipated benefits from the transactions that gave rise to the goodwill and other intangible assets.

We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill and other net identifiable intangible assets were approximately $149.6 million as of August 31, 2011, or approximately 37.0% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $84.4 million as of August 31, 2011, or 20.9% of our total assets.

Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with ASC 350, Intangibles—Goodwill and Other, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. Some of the products and services we sell to our customers are dependent upon laws and regulations, and changes to such laws or regulations could impact the demand for our products and services. The amount of any quantified impairment must be expensed immediately as a non-cash charge to results of operations. In the event we are required to record impairment charges related to our intangible assets in the future, we may not realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on our financial condition and results of operations.

Risks Related to our Common Stock and Our Structure

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office and our primary manufacturing facilities are owned by us and located in the metropolitan Atlanta, Georgia, area. We also have manufacturing facilities located at two additional sites in Georgia and in Texas, Canada, Italy and the Netherlands. We own six of our eight manufacturing facilities. The facilities in Italy and Canada are leased. Additionally, we own branch and storage facilities in Illinois and Washington. We lease sales offices and storage facilities throughout North America and Europe. We believe our facilities, which are adequate for our current needs, are in good operating condition.

Item 3. Legal Proceedings

Legal Proceedings

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on our results of operations, financial position, or cash flows in future periods. We establish accruals for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, unless otherwise disclosed, we cannot make a meaningful estimate of actual costs or a range of reasonably possible losses that could be higher or lower than the amounts accrued.

Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc.

The Company is a defendant in Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc., a lawsuit that commenced in December 2010 in the Superior Court in Alameda County, California.  The plaintiffs, who were formerly employed as sales representatives by Acuity Specialty Products, Inc., a subsidiary of the Company (“Acuity”), brought the lawsuit on behalf of themselves and on behalf of a putative class that includes all of Acuity’s current sales representatives based in California and all former sales representatives based in California who were employed by Acuity on December 30, 2006 or thereafter.  The putative class consists of 141 members, including 30 current sales representatives and 111 former sales representatives.  The plaintiffs allege that Acuity failed to reimburse the putative class members for work-related expenses and failed to pay the putative class members their wages by assessing unlawful deductions from commissions.  The Plaintiffs are also seeking to recover statutory and/or civil penalties pursuant to the California Labor Private Attorney General Act.  The Court has not yet considered whether to certify the putative class.  The Company believes that it has substantial factual and legal defenses to the claims made in the lawsuit and intends to assert the defenses aggressively.

In May 2011, the Company made settlement offers to all members of the putative class, other than the named plaintiffs, who were then currently employed by Acuity in an effort to reduce the expenses of litigating the case and to eliminate any potential adverse impact to ongoing selling efforts.  Approximately 30 of the offerees accepted the settlement offer. In September 2011, the Company participated in an unsuccessful, non-binding mediation process in an attempt to settle the lawsuit. In October 2011, the Company made a second offer of settlement to the members of the putative class who are currently employed and who did not accept the first settlement offer, as well as a first settlement offer to all members of the putative class who are former employees of Acuity.  As of November 1, 2011, approximately 18 additional members of the putative class had accepted a settlement offer.

The Company may enter into additional discussions regarding settlement of the lawsuit with the named plaintiffs and other members of the putative class, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company’s shareholders.  During the year ended August 31, 2011, the Company incurred $2.6 million of expenses related to this matter, which includes an accrual for legal defense fees incurred but not paid by the Company as of August 31, 2011.  That amount also includes a $1.8 million accrual, which, based on the facts known as of the time of this document’s filing, represents management’s best estimate of the probable loss related to this litigation.  In addition to already-recorded amounts, the Company anticipates incurring approximately $1.2 million of costs associated with legal defense fees during the first half of fiscal year 2012.

If the Company is not successful in its defense against the claims asserted in the lawsuit and if there is an adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to the Company’s financial condition or results of operations.  However, because of the uncertainty of the outcome of the lawsuit, including whether the class will be certified and the amount of damages, if any, any class member may be able to prove, and because the Company’s liability, if any, arising from the litigation, including the size of any damages awarded if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, the Company cannot estimate the reasonably possible losses or range of loss that may arise from the litigation in excess of the amounts described above.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ZEP”. There were 3,111 stockholders of record as of October 28, 2011. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for our common stock for the periods indicated.

	Price per Share		Dividends
	High	Low	Per Share
2011
First Quarter	$19.65	$16.23	$0.04
Second Quarter	$20.95	$15.52	$0.04
Third Quarter	$19.22	$15.43	$0.04
Fourth Quarter	$20.95	$14.38	$0.04

2010
First Quarter	$19.05	$14.76	$0.04
Second Quarter	$24.10	$16.12	$0.04
Third Quarter	$24.37	$15.83	$0.04
Fourth Quarter	$20.59	$16.36	$0.04

We began making dividend payments, at an annual rate of $0.16 per share, in the second quarter of fiscal 2008. Our Board of Directors evaluates our dividend policy periodically, taking into consideration the composition of our stockholder base; our financial condition, earnings and funding requirements; our growth prospects; applicable law; and any other factors our Board of Directors deems, in its discretion, relevant. Our Board of Directors believes that it is in the best interests of our stockholders to continue paying dividends and has no present intention to change the annual dividend rate. On October 5, 2011, our Board of Directors declared a quarterly dividend of $0.04 per share.

Our ability to fund a regular quarterly dividend is impacted by our financial results and the availability of surplus funds. All dividends are paid out of current year earnings. Delaware law prohibits the payment of dividends or otherwise distributing funds to our stockholders absent a legally available surplus. There can be no assurance that we will continue to pay quarterly dividends at this level or at all in the future. Also, restrictions under the instruments governing our indebtedness could impair our ability to make dividend payments.

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

The following graph compares the change in cumulative total stockholders’ return on our common stock with (a) the S&P Smallcap 600 Index and (b) the Russell 2000 Index, each for the period from November 1, 2007 (the date our stock first traded other than on a when-issued basis) through August 31, 2011. The graph assumes an initial investment of $100 at the closing price on November 1, 2007 and assumes all dividends were reinvested. We have presented the Russell 2000 Index, in lieu of an industry index or peer group, because we believe there is no published index or peer group that adequately compares to our business. Except for the initial measurement date (November 1, 2007), the figures for the chart and graph set forth below have been calculated based on the closing prices on the last trading day on the New York Stock Exchange for each period indicated.

	Nov 2007	Feb 2008	May 2008	Aug 2008	Nov 2008	Feb 2009	May 2009	Aug 2009
Zep Inc.	100.00	113.63	119.16	142.50	131.99	57.86	89.28	117.52
S&P 600	100.00	88.01	95.66	93.73	61.41	49.84	64.10	73.13
Russell 2000	100.00	86.29	94.10	93.00	59.50	48.92	63.08	71.94

	Nov 2009	Feb 2010	May 2010	Aug 2010	Nov 2010	Feb 2011	May 2011	Aug 2011
Zep Inc.	130.33	163.13	135.29	128.38	134.91	116.88	139.07	131.89
S&P 600	74.20	80.99	85.50	77.98	93.54	105.06	109.73	96.00
Russell 2000	72.91	79.05	83.20	75.71	91.43	103.56	106.68	91.40

Item 6. Selected Financial Data

The following table sets forth our selected financial data, which have been derived from our Consolidated Financial Statements for each of the five years in the period ended August 31, 2011. We were a wholly owned subsidiary of Acuity Brands, Inc. during all periods prior to November 1, 2007 presented in the below listed tabular disclosure. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes related to those financial statements included elsewhere in this report. Operating expenses included within our historical income statements that were incurred prior to November 1, 2007 reflect direct expenses of our business together with allocations of certain Acuity Brands corporate expenses that have been charged to us based on usage or other methodologies appropriate for allocating such expenses. In our opinion, these assumptions and allocations have been made on a reasonable and appropriate basis under the circumstances. Our combined financial information (for periods preceding our spin-off from Acuity Brands, Inc.) may not be indicative of our future performance and does not necessarily reflect what our financial condition and results of operations would have been had we operated as a separate, stand-alone entity during all the periods presented, as many changes have occurred and will continue to occur in our operations and capitalization as a result of our spin-off from Acuity Brands.

	Years Ended August 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Summary of Operations Data:
Net sales	$645,972	$568,512	$501,032	$574,724	$565,886
Operating profit	33,217	23,852	18,089	29,063	29,649
Net income	17,401	13,504	9,260	16,322	14,083
Basic earnings per share	$0.80	$0.62	$0.43	$0.76	$0.68
Diluted earnings per share	$0.78	$0.61	$0.42	$0.75	$0.68
Cash dividends declared per common share	$0.16	$0.16	$0.16	$0.12	$—
Basic weighted average number of shares outstanding(1)	21,540	21,271	21,057	20,862	20,811
Diluted weighted average number of shares outstanding(1)	22,027	21,738	21,290	21,252	20,811

Balance Sheet Data (at period end):
Cash and cash equivalents	$7,219	$25,257	$16,651	$14,528	$9,142
Total assets	403,769	342,848	249,618	274,071	249,473
Total debt	119,650	92,150	40,650	59,150	75,000
Stockholders’ equity	149,123	122,173	109,265	99,717	74,834

Other Data:
Cash provided by operations	$37,001	$34,023	$30,438	$26,435	$30,931
Operating working capital(2)	$100,007	$92,629	$83,616	$103,763	$101,357

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

On September 1, 2009, we retrospectively adopted an accounting pronouncement which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share. The application of this guidance to each of the basic and diluted earnings per share computations for the three years ended August 31, 2011 effectively reduced those computations by $0.01. Due to the number of unvested shares issued during fiscal year 2008 in connection with our previously disclosed one-time founders’ award, the application of this guidance to each of the basic and diluted earnings per share computations for the year ended August 31, 2008 effectively reduced those computations by $0.02. We did not pay dividends prior to our October 31, 2007 spin-off, nor did we have control over the equity award programs previously administered by our former parent company, whose compensation philosophy may have differed from that reflected in our currently administered equity award programs. Therefore, it is not practicable to retrospectively apply this guidance before we became a stand-alone, public entity. However, we believe that retrospective application of this guidance would not have had an impact on basic and diluted earnings per share as we did not pay dividends during those periods.

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

Overview

Company

We are a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well recognized brand names, some of which have been in existence since we were founded in 1937. Our product portfolio, which is currently produced using more than 4,000 unique formulations, includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems and a wide variety of automotive maintenance chemicals. We sell our products through a sales and service organization, to consumers primarily through home improvement stores and automotive after-market retailers, and to national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. We are a leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. Furthermore, as a result of recent acquisitions, we have established a strong presence in the industrial distribution market.

On January 4, 2010, we acquired Amrep, Inc. (“Amrep”), a specialty chemical formulator and packager focused in the automotive, fleet maintenance, industrial/MRO supply, institutional supply, and motorcycle markets. Amrep’s products are marketed under recognized and established brand names such as Misty®, Next Dimension™, Petro®, and i-Chem®. We believe the acquisition of Amrep to be an important strategic step in our efforts to utilize distribution to expand our presence in a number of end markets while minimizing channel conflict through the manufacture of both private branded products and national brands.

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

On October 1, 2010, we completed the acquisition of the brands and assets of Atlanta-based Niagara National LLC (“Niagara”), a manufacturer of truck wash systems and products. The historical total assets and operating results of Niagara are not material to our Consolidated Financial Statements. Through this acquisition, we have added the Niagara brand of custom truck wash, pressure washers, water recovery systems and maintenance chemicals to our transportation product portfolio, which includes the Zep, EnviroEdge, and Armor All Professional® brands.

During fiscal 2011, we completed the integration of the Amrep, Waterbury, and Niagara acquisitions.  With these acquisitions now complete, we are realizing numerous synergies in the sourcing, manufacturing and delivery of our products and services, including the capability to provide single order invoicing for our customers.

See Note 3 of Notes to Consolidated Financial Statements for more information regarding these acquisitions. None of our acquisition activities have impacted our compliance with our debt covenants, nor have these activities affected management’s belief that we will be able to meet the liquidity needs of our business over the next 12 months.

Basis of Presentation

We prepare our Consolidated Financial Statements, which present our financial position, results of operations, and cash flows, in accordance with U.S. generally accepted accounting principles. The financial statements and other financial information in this Form 10-K as of and for the three years ended August 31, 2011 are presented on a consolidated basis and include our accounts and those of our majority-owned subsidiaries.

We include shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities are generally recorded in Cost of Products Sold, which also includes the cost normally incurred in acquiring and producing inventory for sale, purchasing and receiving costs, and inspection costs. Certain customer-related shipping and handling costs, as well as other distribution costs, are included in

Selling, Distribution, and Administrative Expenses. We believe this presentation is consistent with many of our peers and competitors.  However, we acknowledge that our gross profit amounts may not be comparable to certain other entities, as some entities may include all of the costs related to their distribution network in their cost of products sold. Customer-related shipping and handling costs included within our Selling, Distribution, and Administrative Expenses totaled $42.4 million, $36.0 million, and $31.5 million for the fiscal years ended August 31, 2011, 2010, and 2009, respectively.  Other distribution costs, which primarily consist of the cost of warehousing finished goods inventory, totaled $22.0 million, $21.0 million, and $22.9 million for the fiscal years ended August 31, 2011, 2010, and 2009, respectively.

Strategy

Our strategy is to strengthen our position as a leading provider of innovative, environmentally sustainable cleaning and maintenance solutions for commercial and industrial end users. We seek to achieve financial performance in the top quartile of our peer group of companies by growing our share with existing and new customers and expanding our margins. To achieve this financial performance, we intend to

•                  Profitably grow the sales and service business;

•                  Serve “pro” customers through a broad retail base;

•                  Grow sales with new and existing distributors;

•                  Build upon existing European and develop other international capabilities; and

•                  Expand through selected acquisitions.

During the three years following our spin-off in 2007, we streamlined our historical product offering by approximately 50%, allowing our direct sales organization to focus on its most profitable products; we reduced our North American branch network from 42 locations to the 17 locations we believe are the best positioned to serve our customers; and we reduced non-sales headcount by approximately 10%. These changes allowed us to increase our cash flows and to reduce our debt by 53% before we began pursuing acquisitive growth opportunities. Most importantly, we reduced the breakeven point of our direct-sales business by almost one-third.

We began to implement our acquisition strategy in fiscal 2010. In January 2010, we acquired Amrep, Inc., a leader in maintenance chemicals for the automotive aftermarket as well as the janitorial market sold through distributors. In September 2010, we acquired certain assets and liabilities from Waterbury Companies, Inc., including certain air-care brands. These two acquisitions gave us a solid presence in the industrial distribution market, and strengthened our position in the retail market. The acquisition of Amrep also allowed us to consolidate further our manufacturing operations. In October 2010, we acquired the assets of Niagara National, LLC, which complements the strength of our direct-sales organization in the vehicle-wash market, specifically in the truck and fleet washing equipment markets.

During fiscal 2011, we completed the integration of the Amrep, Waterbury, and Niagara acquisitions.  With these acquisitions now complete, we are realizing numerous synergies in the sourcing, manufacturing and delivery of our products and services, including the capability to provide single order invoicing for our customers.   We also centralized our supply chain operations during the year to allow manufacturing plants to produce product for multiple sales channels.  With these components of our business transformation now complete, we will continue to focus on growing the business both organically as well as through acquisitions.

Liquidity and Capital Resources

The following table sets forth certain indicators of our consolidated financial condition and liquidity as of the end of the fiscal years shown (dollars in thousands):

	2011	2010	2009
Cash and cash equivalents	$7,219	$25,257	$16,651
Operating working capital	100,007	92,629	83,616
Total debt and capital lease obligations	119,650	92,150	40,650
Stockholders’ equity	149,123	122,173	109,265
Total debt-to-total capitalization (net of cash)	43.0%	35.4%	18.0%

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our five-year senior, secured credit facility (the “2010 Credit Facility”), which provides for a maximum borrowing capacity of $313 million. As of August 31, 2011, we had approximately $189 million available under the 2010 Credit Facility. We also have $7.2 million of industrial revenue bonds that are due in

2018. Our industrial revenue bonds were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in DeSoto, Texas. We have issued outstanding letters of credit totaling $11.0 million primarily for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs as well as supporting certain environmental obligations. These letters of credit were issued under the 2010 Credit Facility as of August 31, 2011, thereby reducing the total availability under the facility by such amount. As of August 31, 2011, we had $7.2 million in cash and cash equivalents of which $4.7 million was held by our foreign subsidiaries. Cash and cash equivalents held by our foreign subsidiaries averaged $13.0 million during fiscal year 2011. If in the future it becomes necessary to use all or a portion of the accumulated earnings generated by our foreign subsidiaries for our U.S. operations, we would be required to accrue and pay U.S. taxes on the funds repatriated for use within our U.S. operations.  Our plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. Rather, our intent is to reinvest earnings generated by our foreign subsidiaries indefinitely outside of the U.S. for purposes including but not limited to growing our international operations through acquisitions. The increase of operating working capital (calculated by adding accounts receivable and inventories, and subtracting accounts payable), total debt and capital lease obligations, and total debt-to-total capitalization (net of cash) during fiscal years 2011 and 2010 reflects the effect of acquisition activity discussed throughout this Form 10-K. We were in compliance with our debt covenants as of August 31, 2011, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months, excluding acquisitions that we may choose to execute in pursuit of our strategic initiatives.  We do not expect the sources of or intended uses for our cash to change significantly in the foreseeable future, excluding acquisitions. In addition, we have an effective shelf registration statement that registers the issuance of up to an aggregate of $200 million of equity, debt, and certain other types of securities through one or more future offerings. The net proceeds from the sale of any securities pursuant to the shelf registration statement may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital.

Net debt, which is defined as Current maturities of long-term debt plus Long-term debt, less current maturities minus Cash and cash equivalents, as of August 31, 2011 was $112.4 million; an increase of $45.5 million compared with August 31, 2010.  The increase in net debt primarily reflects the increased borrowings required to fund the Waterbury and Niagara acquisitions ($76.1 million), capital expenditures during the previous twelve months ($8.9 million), and dividend payments during the previous twelve months ($3.5 million), partially offset by cash flows provided by operating activities of $37.0 million.  Additional cash inflows during the year ended August 31, 2011 include proceeds from the sale of the Company’s former Boston facility and our incentive-based equity award programs.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations, capital expenditures and dividend payments to stockholders. Net cash flow provided by operating activities for the years ended August 31, 2011 and 2010 was $37.0 million and $34.0 million, respectively. Cash flow provided by operating activities during the year ended August 31, 2011, which improved 8.7% from the prior year, was driven in part by the $17.4 million of net income generated during fiscal year 2011. Additionally, operating working capital provided $6.0 million of cash during the twelve months ended August 31, 2011. The $8.3 million use of cash reflected in the Accrued compensation and other current liabilities line item of our 2011 cash flow statement reflects the year-over-year net decreases of accrued bonuses and restructuring-related severance accruals. Current year restructuring actions are discussed further in Note 9 of Notes to Consolidated Financial Statements.

The majority of the share-based compensation expense generated through the administration of our share-based award programs does not affect our overall cash position. Accordingly, Net Cash Provided by Operating Activities includes approximately $5.0 million of share-based expense, which is reflected as Other non-cash charges within our Consolidated Statements of Cash Flows.

We paid cash dividends on our common stock of $3.5 million, or $0.16 per share, during the twelve months ended August 31, 2011. On October 5, 2011, our Board of Directors declared a quarterly dividend of $0.04 per share payable on November 1, 2011 to stockholders of record as of October 18, 2011. Our ability to generate positive cash flows from operating activities directly affects our ability to make dividend payments. In addition, restrictions under the instruments governing our indebtedness could impair our ability to make such payments. Payments on our indebtedness and the quarterly dividends are expected to account for the majority of our financing activities as they pertain to normal operations.

Net cash flow provided by operating activities for the years ended August 31, 2010 and 2009 was $34.0 million and $30.4 million, respectively. Cash flow provided by operating activities during the year ended August 31, 2010, which improved 11.8% from the prior year, was driven in part by the $13.5 million of net income generated during fiscal year 2010. Additionally, operating working capital provided $5.5 million of cash during the twelve months ended August 31, 2010. As of August 31, 2010, operating working capital included in our Consolidated Balance Sheets attributable to the acquisition of Amrep, Inc. totaled $16.1 million. The $4.7 million source of cash reflected in the Accrued compensation and other current liabilities line item of our fiscal 2010 cash flow statement reflects compensation-related costs including administrative salaries and bonuses as well as the net increase of restructuring-related severance accruals.

Management believes that investing in assets and programs that will over time increase the overall return on our invested capital is a key factor in driving stockholder value. We invested $8.9 million and $9.8 million in fiscal years 2011 and 2010, respectively, primarily to affect facility consolidations, reduce our cost structure, enhance information technology, invest in equipment at customer facilities, and improve our manufacturing capabilities. We continue to invest in these items primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities. We expect to invest approximately $10.0 million to $12.0 million in fiscal year 2012 for information technology, machinery, and equipment expected to maintain and enhance our operations, and future financial performance.

Contractual Obligations

The following table summarizes our contractual obligations at August 31, 2011:

		Payments Due by Period
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-Term Debt(1)	$119,650	$15,000	$30,000	$67,500	$7,150
Interest Obligations(2)	18,936	5,635	9,742	3,495	64
Operating Leases(3)	24,332	8,536	10,226	4,647	923
Purchase Obligations(4)	20,154	20,154	—	—	—
Acquisition-related Earnout Liability(5)	3,750	1,250	2,500	—	—
Other Long-term Liabilities(6)	7,419	1,205	2,543	593	3,078

Total(7)	$194,241	$51,780	$55,011	$76,235	$11,215

(1)               These amounts (which represent outstanding debt at August 31, 2011) are included in our Consolidated Balance Sheets. The current versus long-term presentation of our outstanding debt within these statements reflects our intent and ability to refinance certain amounts of outstanding debt that are otherwise contractually due within one year. Further detail regarding our debt instruments is provided in the preceding Liquidity and Capital Resources section as well as in Note 5 of Notes to Consolidated Financial Statements.

(2)               These amounts represent expected future interest payments on debt that are contractually due within one year but that we anticipate will remain outstanding for longer periods given a consistent interest rate environment as well as our ability and intent to refinance certain borrowings made under our 2010 Credit Agreement. Also included in these expected future interest payments are estimates of interest expense related to our $7.2 million industrial revenue bonds that neither mature nor are expected to be repaid before 2018.

(3)               Our operating lease obligations are described in Note 8 of Notes to Consolidated Financial Statements.

(4)               Purchase obligations include commitments to purchase goods or services that specify all significant terms. This amount is primarily composed of purchase orders that were open as of August 31, 2011.

(5)               This amount represents a $3.75 million acquisition-related earnout obligation whose payout is based upon the attainment of earnings targets over a three-year period.

(6)               These amounts are included in our Consolidated Balance Sheets and largely represent liabilities on which we are obligated to make future payments pursuant to certain deferred compensation programs addressed within Note 7 of Notes to Consolidated Financial Statements. Estimates of the value and timing of these amounts are based on various assumptions, including interest rates and other variables.

(7)               At August 31, 2011, our liability recorded for uncertain tax positions, including associated interest and penalties, was approximately $1.5 million. Since the ultimate amount and timing of other potential audit related cash settlements cannot be predicted with reasonable certainty, liabilities for uncertain tax positions are excluded from the contractual obligations table above. See further discussion in Note 10 of Notes to Consolidated Financial Statements.

Results of Operations

Fiscal Year 2011 Compared with Fiscal Year 2010

The following table sets forth information comparing the components of net income for the year ended August 31, 2011 with the year ended August 31, 2010. Both dollar and percentage changes included within the tables below were calculated from our Consolidated Statements of Income:

	Years Ended
	August 31,		Percent
(Dollars in millions)	2011	2010	Change
Net Sales	$646.0	$568.5	13.6%
Gross Profit	302.9	283.2	7.0%
Percent of net sales	46.9%	49.8%
Operating Profit	33.2	23.9	39.3%
Percent of net sales	5.1%	4.2%
Income before Provision for Taxes	26.7	21.7	23.0%
Percent of net sales	4.1%	3.8%
Net Income	$17.4	$13.5	28.9%

Net Sales

Net sales were $646.0 million for the year ended August 31, 2011, compared with $568.5 million generated in the prior fiscal year, representing an increase of $77.5 million or 13.6%. Our fiscal year 2011 sales performance included $81.4 million of incremental revenue associated with the acquisitions discussed throughout this Form 10-K. In addition, higher selling prices primarily realized in our direct sales and service channel and favorable foreign currency translation on international sales contributed approximately $16.1 million and $4.6 million, respectively to net sales.  We implemented higher selling prices to offset raw material costs, which continued to rise throughout the majority of fiscal year 2011.  However, weakness in demand, primarily for our products sold through the North American sales and service channel, continued during fiscal year 2011. Excluding revenues derived directly from our recent acquisitions, we experienced volume related sales declines of $23.4 million during fiscal year 2011. Our customers in the North American sales and service channel are typically small business operations, who are themselves struggling in the current economic environment.

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

Gross Profit

	Years Ended
	August 31,		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Net Sales	$646.0	$568.5	$77.5	13.6%
Cost of Products Sold	343.1	285.3	57.8	20.2%
Percent of net sales	53.1%	50.2%
Gross Profit	$302.9	$283.2	$19.7	7.0%
Percent of net sales	46.9%	49.8%

Gross profit increased $19.7 million, or 7.0% to $302.9 million in fiscal year 2011 compared with $283.2 million in the prior fiscal year. Gross profit margin of 46.9% in fiscal year 2011 decreased approximately 290 basis points from that of the prior fiscal year. Fiscal year 2011 net sales included a full year of sales related to both the Amrep and Waterbury acquisitions, whereas, during the same period in the fiscal year 2010, we only benefited from eight months of sales from the Amrep acquisition. The decline in gross profit margin percentage was primarily attributable to the impact on sales and product mix from the Amrep and Waterbury acquisitions.

Raw material pricing continued to experience upward pressure during fiscal year 2011, and the increased cost of raw materials continues to have a negative impact on gross profit margin. We have implemented price increases to mitigate these higher costs. However, given the unusual economic environment of high unemployment and raw material inflation, additional price increases may be difficult to achieve. Therefore, the portion of our gross margin compression resulting from this price versus cost imbalance may persist.

During the second quarter of fiscal year 2011, we detected contamination within one of our manufacturing location’s waste streams, which caused a temporary increase in our wastewater disposal and overall operating costs.  Gross profit in the fiscal year 2011 includes $1.4 million of costs associated with this occurrence, which represents approximately 20 basis points of gross profit margin.  The affected waste treatment facility is now fully functional, and we do not expect future cost associated with this event, if any, to be material.  We also incurred in both fiscal years 2011 and 2010 approximately $1.0 million of expense associated with the ultimate sale-through of acquired inventories having an increased basis due to the application of purchase accounting rules.

Operating Profit

	Years Ended
	August 31,		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Gross Profit	$302.9	$283.2	$19.7	7.0%
Percent of net sales	46.9%	49.8%
Selling, Distribution, and Administrative Expenses	$268.4	$247.8	$20.7	8.3%
Restructuring Charges	1.5	8.2	(6.7)	(82.1)%
Gain on Sale of Building	(0.7)	—	(0.7)	(100)%
Acquisition and Integration Costs	0.4	3.4	(2.9)	(87.2)%
Operating Profit	$33.2	$23.9	$9.4	39.3%
Percent of net sales	5.1%	4.2%

The Amrep and Waterbury acquisitions have significantly altered our margin structure due to the increased percentage of product sold through the distributor and retail channels. While gross profit margin associated with sales through distributor and retail channels is lower, sales through these channels normally result in higher operating margins given lower associated selling and distribution costs. Our selling, distribution and administrative expenses (“SD&A”) as a percentage of sales declined to 41.6% in fiscal year 2011 from 43.6% in fiscal year 2010, an improvement of approximately 200 basis points. This favorable trend is due to the inclusion of Amrep and Waterbury’s operating results as well as the success of previously enacted restructuring initiatives undertaken to reduce the breakeven point of the business. We have been able to use our reduced cost structure to invest further in sales and marketing resources, as well as fund employee incentive programs designed to reward profitable growth.

In fiscal year 2011, we recorded restructuring charges of $1.5 million, primarily for costs associated with the reduction of non-sales headcount and a facility consolidation. In addition, we recorded $0.4 million of severance-related costs in fiscal year 2011 due to the continued reorganization of our recently acquired entities.  During fiscal year 2011, we recorded $2.6 million of expenses associated with the California legal matter described in Note 8 of Notes to Consolidated Financial Statements.  In fiscal year 2010, we recorded restructuring charges of $8.2 million primarily for costs associated with facility consolidations.

We listed a facility in the Boston, Massachusetts area for sale during fiscal year 2010 in conjunction with previously disclosed restructuring programs.  We sold this facility during fiscal year 2011, and we subsequently recognized the related gain of $0.7 million in our operating results.  We lease the majority of our selling branch and warehouse locations, and the sale of owned facilities occurs infrequently.

As previously stated, since January 2010, we have executed three acquisitions resulting in the recording of approximately $63.5 million of finite-lived intangible assets (namely customer relationships and intellectual property). On an annual basis, amortization of these assets will result in approximately $4.0 million of amortization expense. Separately, we incurred acquisition and integration costs totaling $0.4 million and $3.4 million during fiscal years 2011 and 2010, respectively.

Operating profit increased $9.3 million in the year ended August 31, 2011 to a profit of $33.2 million compared with $23.9 million reported in fiscal year 2010. Operating margins were 5.1% in during fiscal year 2011 compared with 4.2% in the prior year.

Income before Provision for Taxes

	Years Ended
	August 31,		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Operating Profit	$33.2	$23.9	$9.4	39.3%
Percent of net sales	5.1%	4.2%
Other Expense (Income)
Interest expense, net	$6.6	$2.0	$4.6	235%
Accelerated debt issuance cost on debt extinguishment	0.0	0.4	(0.4)	(100)%
Miscellaneous expense (income), net	0.0	(0.2)	0.2	(100)%
Total Other Expense (Income)	6.5	2.1	4.4	205%
Income before Provision for Taxes	$26.7	$21.7	$5.0	23.0%
Percent of net sales	4.1%	3.8%

Other expenses increased $4.4 million from the year ended August 31, 2010. Our level of indebtedness, and, therefore our interest expense, has increased due primarily to higher debt levels incurred to fund our acquisitions coupled with higher borrowing rates associated with our 2010 Credit Agreement relative to its predecessor agreement that was negotiated in fiscal year 2007. Assuming current debt and interest rate levels, we expect total interest expense to range between $6.5 million and $7.0 million on an annual basis.

On July 15, 2010, we entered into a $320 million five-year senior, secured credit facility. Our previous $100 million revolving credit facility and $40 million receivables security agreement were extinguished on that date, at which time $0.4 million of previously deferred financing costs were written off.

Provision for Taxes and Net Income

	Years Ended
	August 31,		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Income before Provision for Taxes	$26.7	$21.7	$5.0	23.0%
Percent of net sales	4.1%	3.8%
Provision for Income Taxes	$9.3	$8.2	$1.1	13.2%
Effective tax rate	34.9%	37.8%
Net Income	$17.4	$13.5	$3.9	28.9%

Net income for the year ended August 31, 2011 increased $3.9 million, or 28.9%, to $17.4 million from $13.5 million reported in the prior fiscal year. The effective tax rate for fiscal years 2011 and 2010 was 34.9% and 37.8%, respectively. The reduction in the fiscal year 2011 effective tax rate reflects the extension of the domestic research and development credit, a reduction in unfavorable permanent items, and state tax planning strategies — all of which more than offset the impact of additional state liabilities that resulted from our acquisitions.  We anticipate our effective tax rate will range between 35.5% and 36.5% in fiscal year 2012.

Diluted earnings per share generated in fiscal year 2011 totaled $0.78, representing an increase of $0.17 per diluted share from the $0.61 per diluted share earned in the prior year. Earnings in fiscal year 2011 were negatively impacted by $0.08 per diluted share as a result of costs related to the California legal matter, $0.05 per diluted share due to acquisition-related costs, $0.04 per diluted share as a result of restructuring charges, and $0.04 per diluted share due to the above mentioned wastewater contamination. Earnings in fiscal year 2011 were favorably impacted by $0.02 per diluted share as a result of the gain on the sale of our previously owned facility in Boston.  Earnings in fiscal year 2010 were negatively impacted by $0.37 per diluted share due to restructuring charges and costs related to our acquisitions. Earnings in fiscal year 2010 were favorably impacted by $0.03 per diluted share as a result of the one-time revenue benefit from the prior disclosed French licensee royalty settlement.

Fiscal Year 2010 Compared with Fiscal Year 2009

The following table sets forth information comparing the components of net income for the year ended August 31, 2010 with the year ended August 31, 2009. Both dollar and percentage changes included within the tables below were calculated from our Consolidated Statements of Income:

	Years Ended
	August 31,		Percent
(Dollars in millions)	2010	2009	Change
Net Sales	$568.5	$501.0	13.5%
Gross Profit	283.2	264.5	7.1%
Percent of net sales	49.8%	52.8%
Operating Profit	23.9	18.1	31.9%
Percent of net sales	4.2%	3.6%
Income before Provision for Taxes	21.7	15.2	43.0%
Percent of net sales	3.8%	3.0%
Net Income	$13.5	$9.3	45.8%

Net Sales

Net sales were $568.5 million for the year ended August 31, 2010, compared with $501.0 million generated in the prior fiscal year, representing an increase of $67.5 million or 13.5%. Revenues generated from the Amrep acquisition, which was completed in January 2010, comprised $76.7 million of our sales in fiscal year 2010. Amrep sales grew $6.7 million in fiscal year 2010 from the same prior year eight-month period. In total, volume in fiscal year 2010 grew $55.4 million. Excluding revenues derived from the acquisition of Amrep, in fiscal year 2010 we experienced volume related sales declines of $21.3 million. While we achieved year-over-year volume growth in sales to customers accessed through the retail channel, we experienced softness in demand within the majority of our institutional and industrial end markets. Management believes these markets, which include transportation, food processing and service, industrial manufacturing and government, are strongly correlated to seasonally-adjusted manufacturing employment, overall employment levels and, to some degree, new motor vehicle sales. Furthermore, our sales and service sales organization focuses on small businesses, which continued to suffer the effects of the economic downturn in fiscal 2010. Favorable foreign currency translation on international sales and the realization of higher selling prices made necessary by rising raw material costs impacted total net sales by $7.6 million and $4.5 million, for the years ended August 31, 2010 and 2009, respectively. During the first quarter of fiscal year 2010, we renegotiated the terms of our contract with our licensee in France. We believe the terms of the new contract are favorable to us. Separately, we executed a release agreement with our licensee in France that addressed historical business transactions. We received a one-time, $1.1 million payment pursuant to this release agreement, all of which was recognized in net sales during the first quarter of fiscal year 2010.

Gross Profit

	Years Ended
	August 31,		Increase	Percent
(Dollars in millions)	2010	2009	(Decrease)	Change
Net Sales	$568.5	$501.0	$67.5	13.5%
Cost of Products Sold	285.3	236.5	48.8	20.6%
Percent of net sales	50.2%	47.2%
Gross Profit	$283.2	$264.5	$18.7	7.1%
Percent of net sales	49.8%	52.8%

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

Raw material pricing experienced upward pressure during the second half of our fiscal year 2010. The cost of certain commodities, such as D-Limonene, an ingredient that is integral to citrus-based cleaners, increased due to supply shortages. In addition, fluctuation of foreign currencies relative to the U.S. dollar increased gross margin in fiscal year 2010 by approximately $4.0 million.

Operating Profit

	Years Ended
	August 31,		Increase	Percent
(Dollars in millions)	2010	2009	(Decrease)	Change
Gross Profit	$283.2	$264.5	$18.7	7.1%
Percent of net sales	49.8%	52.8%
Selling, Distribution, and Administrative Expenses	$247.8	$243.0	$4.8	2.0%
Restructuring Charges	8.2	3.4	4.8	140%
Acquisition Costs	3.4	—	3.4	100%
Operating Profit	$23.9	$18.1	$5.8	31.9%
Percent of net sales	4.2%	3.6%

In fiscal year 2010, our SD&A expenses as a percentage of net sales improved 500 basis points from the prior year. This favorable result is due to the inclusion of Amrep and its impact on our overall cost structure as well as the success of previously enacted restructuring initiatives undertaken to reduce the breakeven point of the business.

We recorded restructuring charges totaling $8.2 million during fiscal year 2010 as part of a three-year restructuring plan that was commenced shortly after we became a stand-alone public company in November 2007. In fiscal year 2010, we consolidated several branch locations within our distribution network. As noted above, during the three months ended August 31, 2010, we continued to integrate manufacturing capabilities. We put Amrep’s Lancaster, Texas property on the market, as manufacturing activities at that location have been transferred to other facilities. We recorded an impairment charge in connection with these consolidation activities that totaled $1.6 million in the fourth quarter of fiscal year 2010 to state fixed assets at fair value, which is included in the aforementioned $8.2 million fiscal year 2010 restructuring charge total. Non-sales headcount was reduced in connection with these activities along with other opportunities to improve productivity. We recorded restructuring charges of $3.4 million during the prior fiscal year. Further detail regarding our restructuring initiatives is provided within Notes 9 and 11 of Notes to Consolidated Financial Statements.

After streamlining our core operations and lowering our breakeven point, we began executing our acquisition growth initiatives during fiscal year 2010. Since January 2010, we have completed three acquisitions. The first was Amrep, which was immediately accretive to earnings, expanded our access to the retail and distributor channels, and provided significant private label capabilities. In September 2010, we acquired or assumed certain brands, assets, and liabilities of Waterbury Companies, Inc. Our third acquisition was completed in October 2010, and while much smaller than the first two, was of the assets of Niagara National, LLC. Acquisition costs incurred in support of these transactions totaled $3.4 million during fiscal year 2010.

Operating profit increased $5.8 million, or 31.9%, in the year ended August 31, 2010 to $23.9 million from $18.1 million reported in fiscal year 2009. Operating margins generated during fiscal year 2010 were 4.2% compared with 3.6% in the prior year.

Income before Provision for Taxes

	Years Ended
	August 31,		Increase	Percent
(Dollars in millions)	2010	2009	(Decrease)	Change
Operating Profit	$23.9	$18.1	$5.8	31.9%
Percent of net sales	4.2%	3.6%
Other Expense (Income)
Interest expense, net	$2.0	$1.7	$0.3	18.4%
Accelerated debt issuance cost on debt extinguishment	0.4	—	0.4	100%
Miscellaneous expense (income), net	(0.2)	1.3	(1.5)	(119)%
Total Other Expense (Income)	2.1	2.9	(0.8)	(26.3)%
Income before Provision for Taxes	$21.7	$15.2	$6.5	43.0%
Percent of net sales	3.8%	3.0%

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

Provision for Taxes and Net Income

	Years Ended
	August 31,		Increase	Percent
(Dollars in millions)	2010	2009	(Decrease)	Change
Income before Provision for Taxes	$21.7	$15.2	$6.5	43.0%
Percent of net sales	3.8%	3.0%
Provision for Income Taxes	$8.2	$5.9	$2.3	38.5%
Effective tax rate	37.8%	39.0%
Net Income	$13.5	$9.3	$4.2	45.8%

Net income for the year ended August 31, 2010 increased $4.2 million, or 45.8%, to $13.5 million from $9.3 million reported in the prior fiscal year. The effective tax rate for fiscal years 2010 and 2009 was 37.8% and 39.0%, respectively. The year-over-year decrease in our effective tax rate is due to the mix of income across domestic and foreign jurisdictions, and the favorable outcome of a routine IRS audit of our fiscal year 2008. These factors more than offset the negative effect of permanent differences arising from the above-mentioned acquisition costs.

Diluted earnings per share generated in fiscal year 2010 totaled $0.61, representing an increase of $0.19 per diluted share from the $0.42 per diluted share earned in the prior year. Earnings in fiscal year 2010 were negatively impacted by $0.37 per diluted share due as a result of restructuring charges and costs related to our acquisitions. Earnings in fiscal year 2010 were favorably impacted by $0.03 per diluted share as a result of the one-time revenue benefit from the prior disclosed French licensee royalty settlement.  Earnings in fiscal year 2009 were negatively impacted by $0.10 per diluted share due to restructuring charges.

Outlook

We are committed to transforming the business into a dynamic, market-driven enterprise that delivers superior products and customer service. Importantly, we believe we have made substantial improvements to our cost structure. In the near term, we will continue to invest in the business, organically as well as acquisitively, while leveraging our improved cost structure.

Small business operators who are particularly sensitive to downturns in the economy are responsible for a large portion of our sales volume, and, therefore, we expect sales volume to remain under pressure. In addition, high unemployment and a volatile raw material market persist, and we expect those conditions to continue to have a negative impact on our gross profit margin in the first half of fiscal 2012.  Assuming commodity costs stabilize, and we gain traction on our strategic growth initiatives, we would expect the second half of fiscal 2012 to improve over the prior year.

During fiscal year 2012, we intend to continue the following actions in pursuit of our strategic goals:

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

• Improve and then expand our international operations leveraging the strengths of the Italian organization by more fully integrating our western European operations and evaluate acquisition opportunities to expand in other areas of Europe and other regions of the world; and

• Grow through profitable, strategic acquisitions that will expand our access to markets and utilize the strength of our formulations and industry knowledge to accelerate our growth.

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

Volatility in the commodities markets had a negative impact on our margins and volumes during fiscal 2011 and could have a negative impact on margins and volumes in the future. All this notwithstanding, we remain encouraged and believe the improvements to our cost structure should enable improvement in future EBITDA margins over the long term. We will continue to aggressively pursue each of the components of our strategic plan, and are committed to delivering long-term value to our shareholders as measured by our long-term financial objectives.

New Accounting Pronouncements

No newly issued or recently effective accounting pronouncements have had or are expected to have a material impact on our consolidated financial statements.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. As discussed in Note 2 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; depreciation, amortization, and the recoverability of long-lived assets, including intangible assets; share-based compensation expense; medical, product warranty, and other reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. See Note 2 of Notes to Consolidated Financial Statements for a summary of our accounting policies. We believe the following represent our critical accounting estimates:

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

Long-Lived and Intangible Assets and Goodwill

Our long-lived assets consist primarily of property, plant, and equipment, identifiable intangible assets and goodwill.  We review these assets for impairment on an annual basis or on an interim basis if an event occurs that might reduce the fair value of the long-lived asset below carrying value. Our policy is to assess the recoverability of the carrying amount of such assets at the lowest level of separately identifiable cash flows.  These levels are dependent upon an asset’s usage, which may be on an individual asset level or aggregated at a higher level including a company-wide grouping. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset or change in utilization of property and equipment. We review all other long-lived and intangible assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company would recognize an impairment loss based on the difference between the carrying value of an asset and its estimated fair value.  With respect to goodwill, fair value is determined based on either an evaluation of market capitalization or other appropriate fair value methods. With respect to property, plant, and equipment, fair value of assets is determined based on prices of similar assets adjusted for their remaining useful life.

The acquisitions of Amrep and Waterbury described in this Form 10-K added a significant amount of identifiable intangible assets to our balance sheet, namely customer relationships.  We determined the fair value of the customer relationships related to these acquisitions using the excess earnings method under the income approach. The income approach is a common valuation method acknowledged by the Financial Accounting Standards Board.  The income approach also helped us determine the useful lives of acquired customer relationships as it considers the periods of expected cash flows and other pertinent factors in outlined in relevant accounting guidance.  Key inputs into that income-based approach include the attrition rates derived from historical sales data generated by the acquired customer base.  Accordingly, attrition rates influence both the useful lives and the fair value of our acquired customer relationships.

The excess earnings method can be used to determine the overall fair value of an intangible asset by estimating the amount of discounted residual (or excess) cash flows generated by the asset. The excess earnings method yields multi-year financial projections or cash flow “run-outs”. For the purposes of valuing acquired customer relationships, these projections begin with a total sales amount based upon historical sales information.  Each year, we applied a consistent growth rate to the preceding year’s sales total reflecting our expectation that revenue from acquired/repeat customers will grow.  We believe we conduct business in an industry that grows at approximately the rate of US Gross Domestic Product.  To that end, our revenue growth assumptions in both the Waterbury and Amrep excess earnings models were set at modest levels.  We recognize that higher growth factors would result in longer useful life periods, but we believe our estimates to be conservative and appropriate.  We did not include projected synergies between us and our acquired companies when utilizing the excess earnings method.

The sales in our product-line specific excess earnings models dissipate each year in accordance with the product-line specific attrition rates calculated from Amrep and Waterbury’s historical sales data.  These revenue attrition factors more than offset the above-mentioned revenue growth factors. Expenses are applied against the acquired sale sales base that, over time, diminishes, and the resulting after-tax “profit” is discounted to the present.  After a number of years, an acquired product line’s net economic benefit becomes fully exhausted (trends to a zero balance).

We base the remaining economic useful lives of customer relationships at the point in time we expect to realize substantially all of the benefit of our acquired product lines’ projected cash flows.  This approach yields useful life determinations that are substantially shorter than the economic benefit realization periods set forth within excess earnings models.

As explained above, the evaluation of goodwill and intangibles with indefinite useful lives for impairment requires management to use significant judgments and estimates including, but not limited to, projected future net sales, operating results, and cash flow of our business. Although management currently believes that the estimates used in the evaluation of goodwill and intangibles with indefinite lives are reasonable, differences between actual and expected net sales, operating results, and cash flow could cause these assets to be deemed impaired. If any asset were determined to be impaired, we would be required to charge to operations the write-down in value of such assets, which could have a material adverse effect on our results of operations and financial position, but not our cash flow from operations.

Self-Insurance

It is our policy to self-insure, up to certain limits, certain risks including workers’ compensation, comprehensive general liability, and auto liability. Our self-insured retention for each claim involving workers’ compensation, and comprehensive general liability (including toxic tort and other product liability claims) is limited to $0.5 million per occurrence of such claims. Based on our historical claims experience, our comprehensive general liability self-insurance retention limits were increased to $1.5 million per occurrence for claims incurred after August 31, 2008. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually. The estimate is derived from both internal and external sources including but not limited to our independent actuary. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($1.0 million per occurrence) and business interruptions resulting from such loss lasting three days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. We are fully self-insured for certain other types of liabilities, including environmental, product recall, patent infringement, and errors and omissions. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense, and cash flow.

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

Share-Based Compensation Expense

We have adopted guidance requiring compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. We incurred $5.0 million, $5.0 million, and $3.8 million of share-based expense for the years ended August 31, 2011, 2010, and 2009, respectively. This guidance also requires forfeitures of share-based awards to be estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Expense related to share-based payments has been reduced for estimated forfeitures, and equity awards having graded vesting provisions are accounted for on a straight-line basis.

Share-based compensation regulation does not specify a preference for a type of valuation model to be used when measuring the fair value of share-based payments. We have historically used the Black-Scholes model in deriving the fair value estimates of stock option awards whose vesting are conditioned solely upon an award holders’ service to us, which includes all stock option awards outstanding as of August 31, 2011. The Black-Scholes model’s valuation inputs include an entity’s dividend yield, measure of expected volatility, estimated risk-free rate and an option’s expected life based on historical exercise behavior of award holders. Our dividend yield is calculated based on annual dividends paid and the trailing historical average closing stock price at the time of an award’s grant. For awards issued prior to the spin-off, expected volatility was based on historical volatility of Acuity Brands’ stock over the preceding number of years equal to the expected life of the options. Expected volatility for awards issued under Zep’s long-term incentive programs has been based on the volatilities of well-established guideline companies as well as our own historical volatility. We have begun phasing out the use of guideline companies as a determinant for volatility as our own trading history is established and becomes a more appropriate measure for expected volatility. We base our risk-free rate on the United States Treasury yield for a term equal to the expected life of the options at the time of grant. We have used historical exercise behavior data to determine the expected life of options. All inputs into the Black-Scholes model are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, though without impact to future reported net income. The annual equity award grant for fiscal year 2011 was issued on October 5, 2010. This grant not only included restricted stock and stock option awards conditioned solely upon service, but also awards containing both service and market-based conditions (“performance awards”). Vesting of these performance awards is predicated in part upon on the attainment of certain stock appreciation targets. Our performance award’s fair value is determined using a Monte-Carlo simulation model that is able to accommodate stock price appreciation and other provisions of our performance awards.

As of August 31, 2011, there was $2.8 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of approximately two years. As of August 31, 2011, there was $1.6 million of total unrecognized compensation cost related to unvested options. That cost is also expected to be recognized over a weighted-average period of approximately 1.2 years. The majority of the share-based compensation expense generated through the administration of our share-based award programs does not affect Zep’s overall cash position. Therefore, certain of these expenses have been reflected as other non-cash charges within our Consolidated Statements of Cash Flows. Forfeitures were estimated based on historical experience. If factors change causing different assumptions to be made in future periods, compensation expense recorded pursuant to accounting rules governing the treatment of share-based compensation may differ significantly from that recorded in the current period. See Notes 2 and 7 of Notes to Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options as well as for the financial implications associated with the accounting rules governing the treatment of share-based compensation.

Environmental Matters

We recognize expense for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual cost of resolving environmental issues may be higher or lower than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations. We are self-insured for most environmental matters. For more information concerning environmental matters affecting us and our approach towards such, please refer to Note 8 of Notes to Consolidated Financial Statements.

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

In evaluating these forward-looking statements, you also should consider various factors, including the risk factors described in Item 1A. Risk Factors of this Annual Report on Form 10-K and the other factors described in our filings with the SEC. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report and Form 10-K. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

General. We are exposed to market risks that may impact our financial statements due primarily to changing interest rates and foreign exchange rates. The following discussion provides additional information regarding our market risks.

Interest Rates. Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flows. Debt outstanding as of August 31, 2011 was attributable to facilities with variable interest rates. We have previously entered into interest rate swap arrangements with the intention to manage the variability of interest related cash flows associated with our variable-rate debt. While we may enter into similar instruments in the future, no such arrangements existed as of either August 31, 2011 or the date of this filing.

Based on our borrowings, the potential change in annual interest expense resulting from a hypothetical 10% fluctuation in market interest rates would be approximately $0.5 million. See Notes 2 and 5 of the Notes to Consolidated Financial Statements for additional information regarding our debt.

Foreign Exchange Rates. The majority of our net sales, expense, and capital purchases are transacted in United States dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to our operations in Canada and Europe. A hypothetical fluctuation in the Canadian dollar and Euro of 10% would impact operating profit by approximately

$0.2 million and $0.5 million, respectively. The impact of these hypothetical currency fluctuations has been calculated in isolation from any response we would undertake to address such exchange rate changes in our foreign markets.

Fluctuations in Commodity Prices. The key raw materials used in our products are surfactants, polymers and resins, fragrances, water, solvents, and other petroleum-based materials and packaging materials. We do not engage in commodity hedging transactions for raw materials, though we have committed and will continue to commit to purchase certain materials for specified periods of time. Many of the raw materials that we use are petroleum-based and, therefore, are subject to the availability and price of oil or its derivatives. Some of the raw materials we use are agriculture-based commodities and are subject to fluctuations in availability and price. Significant increases in the prices of our products due to increases in the cost of raw materials or packaging materials could have a negative effect on demand for products and on profitability. It is difficult to estimate the impact that pricing volatility in the commodities markets from which we source raw materials will have on our future earnings. We estimate the rising costs of raw materials negatively impacted our gross profit by approximately $8.3 million in fiscal year 2011. The cost of certain commodities, particularly petro-chemicals, remains volatile despite the current economic environment. We have announced price increases and continue to evaluate new raw material suppliers to mitigate the impact of rising raw material costs. While we have generally been able to pass along these increases in cost in the form of higher selling prices for our products over time, failure to effectively manage future increases in the costs of these materials could adversely affect our operating margins and cash flow. Furthermore, there are a limited number of suppliers for some of our raw materials, packaging materials, and finished goods. Our profitability, volume, and cash flow could be negatively impacted by limitations inherent within the supply chain of certain of these materials, including competitive conditions, governmental issues, legal issues, natural disasters, and other events that could impact both the availability and price of the materials.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 31, 2011, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm has issued an audit report on this assessment of the Company’s internal control over financial reporting. This report, dated November 1, 2011, appears on page 40 of this Form 10-K.

/s/ JOHN K. MORGAN	/s/ MARK R. BACHMANN
John K. Morgan	Mark R. Bachmann
Chairman, President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Zep Inc.

We have audited the accompanying consolidated balance sheets of Zep Inc. and subsidiaries as of August 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zep Inc. and subsidiaries at August 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zep Inc.’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

November 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Zep Inc.

We have audited Zep Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zep Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zep Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zep Inc. and subsidiaries as of August 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended August 31, 2011 of Zep Inc. and subsidiaries and our report dated November 1, 2011 expressed an unqualified opinion thereon.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2).

/s/ Ernst & Young LLP

Atlanta, Georgia

November 1, 2011

Zep Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per-share data)

	August 31,
	2011	2010
Current Assets:
Cash and cash equivalents	$7,219	$25,257
Accounts receivable, less reserve for doubtful accounts of $4,515 and $4,995 at August 31, 2011 and 2010, respectively	95,681	90,827
Inventories	61,147	53,192
Prepayments and other current assets	9,896	9,779
Deferred income taxes	8,169	8,188

Total Current Assets	182,112	187,243

Property, Plant, and Equipment, at cost:
Land	4,535	4,504
Buildings and leasehold improvements	59,529	58,224
Machinery and equipment	100,029	94,172

Total Property, Plant, and Equipment	164,093	156,900
Less accumulated depreciation and amortization	96,225	90,026

Property, Plant, and Equipment, net	67,868	66,874

Other Assets:
Goodwill	84,418	53,764
Identifiable intangible assets	65,136	30,271
Deferred income taxes	1,020	861
Other long-term assets	3,215	3,835

Total Other Assets	153,789	88,731

Total Assets	$403,769	$342,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,000	$15,000
Accounts payable	56,821	51,390
Accrued compensation	18,161	21,322
Other accrued liabilities	27,482	29,124

Total Current Liabilities	117,464	116,836
Long-term debt, less current maturities	104,650	77,150

Deferred income taxes	6,224	2,140

Self-insurance reserves, less current portion	3,443	5,420

Other long-term liabilities	22,865	19,129

Commitments and Contingencies (see Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 21,631,850 and 21,335,922 shares issued and outstanding at August 31, 2011 and August 31, 2010, respectively	216	213
Paid-in capital	92,925	85,316
Retained earnings	38,970	25,052
Accumulated other comprehensive income	17,012	11,592

Total Stockholders’ Equity	149,123	122,173

Total Liabilities and Stockholders’ Equity	$403,769	$342,848

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per-share data)

	Years Ended August 31,
	2011	2010	2009
Net Sales	$645,972	$568,512	$501,032
Cost of Products Sold	343,095	285,335	236,513

Gross Profit	302,877	283,177	264,519
Selling, Distribution, and Administrative Expenses	268,438	247,759	242,083
Restructuring Charges	1,469	8,213	3,422
Acquisition and Integration Costs	429	3,353	—
(Gain) Loss on Disposal of Fixed Assets	(676)	—	925

Operating Profit	33,217	23,852	18,089
Other Expense (Income):
Interest expense, net	6,562	1,957	1,653
Accelerated debt issuance cost on debt extinguishment	—	428	—
Miscellaneous expense (income), net	(40)	(244)	1,252

Total Other Expense	6,522	2,141	2,905

Income before Provision for Income Taxes	26,695	21,711	15,184
Provision for Income Taxes	9,294	8,207	5,924

Net Income	$17,401	$13,504	$9,260

Earnings Per Share:
Basic Earnings per Share	$0.80	$0.62	$0.43

Basic Weighted Average Number of Shares Outstanding	21,540	21,271	21,057

Diluted Earnings per Share	$0.78	$0.61	$0.42

Diluted Weighted Average Number of Shares Outstanding	22,027	21,738	21,290

Dividends Declared per Share	$0.16	$0.16	$0.16

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended August 31,
	2011	2010	2009
Cash Provided by Operating Activities:
Net income	$17,401	$13,504	$9,260
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	14,197	10,268	6,960
(Gain) loss on disposal of fixed assets	(504)	1,583	925
Excess tax benefits from share-based payments	(869)	(366)	(758)
Other non-cash charges	5,071	4,379	3,152
Changes in assets and liabilities:
Accounts receivable	4,240	1,304	13,295
Inventories	1,130	2,532	10,854
Deferred income taxes	3,943	(1,360)	114
Prepayments and other current assets	444	(2,553)	443
Accounts payable	590	1,616	(4,851)
Accrued compensation and other current liabilities	(8,315)	4,691	(7,904)
Self insurance reserves and other long-term liabilities	(561)	(2,971)	(2,118)
Other assets	234	1,396	1,066

Net Cash Provided by Operating Activities	37,001	34,023	30,438

Cash Used for Investing Activities:
Purchases of property, plant, and equipment	(8,904)	(9,776)	(7,517)
Acquisitions	(76,065)	(63,736)	—
Proceeds from sale of property, plant, and equipment	926	—	—

Net Cash Used for Investing Activities	(84,043)	(73,512)	(7,517)

Cash Provided by (Used for) Financing Activities:
Proceeds from revolving credit facilities	338,200	148,000	66,800
Repayment of borrowings from revolving credit facilities	(310,700)	(96,500)	(85,300)
Proceeds from Receivables Facility	—	15,000	—
Repayment of Receivables Facility	—	(15,000)	—
Stock issuances	1,899	521	709
Excess tax benefits from share-based payments	869	366	758
Dividend payments	(3,483)	(3,513)	(3,463)

Net Cash Provided by (Used for) Financing Activities	26,785	48,874	(20,496)

Effect of Exchange Rate Changes on Cash	2,219	(779)	(302)

Net Change in Cash and Cash Equivalents	(18,038)	8,606	2,123
Cash and Cash Equivalents at Beginning of Period	25,257	16,651	14,528

Cash and Cash Equivalents at End of Period	$7,219	$25,257	$16,651

Supplemental Cash Flow Information:
Income taxes paid during the year	$5,001	$8,578	$6,243
Interest paid during the year	$6,508	$2,299	$1,730

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity	Comprehensive Income
Balance at August 31, 2008	20,958	$210	$75,025	$9,264	$15,218	$99,717
Net income	—	—	—	9,260	—	9,260	$9,260
Change in unrealized loss on cash flow hedge, (net of tax of $143)	—	—	—	—	(250)	(250)	(250)
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	(1,010)	(1,010)	(1,010)

Comprehensive income	—	—	—	—	—	—	$8,000

Net transaction with Acuity Brands, Inc.	—	—	792	—	—	792
Amortization, issuance, and forfeitures of restricted stock grants and stock options	130	2	2,656	—	—	2,658
Deferred compensation plan	4	—	94	—	—	94
Employee stock purchase plan issuances	23	—	272	—	—	272
Stock option exercises	44	—	437	—	—	437
Dividend payments	—	—	—	(3,463)	—	(3,463)
Tax effect on stock options and restricted stock	—	—	758	—	—	758

Balance at August 31, 2009	21,159	$212	$80,034	$15,061	$13,958	$109,265
Net income	—	—	—	13,504	—	13,504	$13,504
Reclassification of unrealized loss on cash flow hedge, (net of tax of $190)	—	—	—	—	326	326	326
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	(2,692)	(2,692)	(2,692)

Comprehensive income	—	—	—	—	—	—	$11,138

Amortization, issuance, and forfeitures of restricted stock grants and stock options	177	1	3,822	—	—	3,823
Deferred compensation plan	—	—	573	—	—	573
Employee stock purchase plan issuances	—	—	160	—	—	160
Stock option exercises	—	—	361	—	—	361
Dividend payments	—	—	—	(3,513)	—	(3,513)
Tax effect on stock options and restricted stock	—	—	366	—	—	366

Balance at August 31, 2010	21,336	$213	$85,316	$25,052	$11,592	$122,173
Net income	—	—	—	17,401	—	17,401	$17,401
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	5,420	5,420	5,420

Comprehensive income	—	—	—	—	—	—	$22,821

Amortization, issuance, and forfeitures of restricted stock grants and stock options	296	3	3,890	—	—	3,893
Deferred compensation plan	—	—	951	—	—	951
Employee stock purchase plan issuances	—	—	237	—	—	237
Stock option exercises	—	—	1,662	—	—	1,662
Dividend payments	—	—	—	(3,483)	—	(3,483)
Tax effect on stock options and restricted stock	—	—	869	—	—	869

Balance at August 31, 2011	21,632	$216	$92,925	$38,970	$17,012	$149,123

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 1: Description of Business, Distribution and Basis of Presentation

Description of the Business and Distribution

Zep Inc. (“Zep” or the “Company”) is a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well recognized brand names, some of which have been in existence since we were founded in 1937. The Company’s product portfolio, which is produced using more than 4,000 unique formulations, includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems and a wide variety of automotive maintenance chemicals. Zep sells its products through a direct-sales organization, to consumers primarily through home improvement stores and automotive after-market retailers and to large national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. Management believes that Zep is the leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. As the result of recent acquisitions, the Company has established a strong presence in the industrial distribution market and strengthened its position in the retail market.

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flows of Zep and its majority-owned subsidiaries.

During the first quarter of fiscal year 2010, Zep renegotiated the terms of its contract with its licensee in France. Separately, the Company executed a release agreement with this party that addressed historical business transactions. Zep received a one-time, $1.1 million payment pursuant to this release agreement, all of which was recognized within Net Sales on our Consolidated Statements of Income during the year ended August 31, 2010.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation and Combination

The Consolidated Financial Statements include the accounts of Zep after elimination of significant intercompany transactions and accounts.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Zep considers time deposits and marketable securities purchased with an original maturity of three months or less to be cash equivalents, which are included in the accompanying balance sheets at fair value.

Accounts Receivable

The Company records accounts receivable at net realizable value. This value includes an allowance for estimated uncollectible accounts to reflect losses anticipated on accounts receivable balances. The allowance is based on historical write-offs, an analysis of past due accounts based on the contractual terms of the receivables, and the economic status of customers, if known. Management believes that the allowance is sufficient to cover uncollectible amounts; however, there can be no assurance that unanticipated future business conditions of customers will not have a negative impact on the Company’s results of operations. Accounts receivable are written off against the allowance for estimated uncollectible accounts should the Company conclude their collection is improbable. Expense recorded in connection with our allowance for estimated uncollectable accounts totaled $2.0 million, $2.9 million, and $5.6 million for the years ended August 31, 2011, 2010, and 2009, respectively.

Concentrations of Credit Risk

Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using Zep’s products, as well as their dispersion across many different geographic areas. Receivables due from The Home Depot, the Company’s largest single customer, were approximately $10.8 million, $10.0 million and $12.7 million as of the years ended August 31, 2011, 2010, and 2009, respectively. Additionally, net sales to The Home Depot accounted for approximately 10%, 10% and 11% of our total net sales during the fiscal years ended August 31, 2011, 2010, and 2009, respectively. No other single customer accounted for more than 10% of combined receivables or total net sales as of and for the year ended August 31, 2011.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt and related derivative instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values due to their short-term nature.

The majority of our indebtedness was transacted through borrowings made under our revolving credit facilities. The Company estimates that the carrying value of all of its outstanding debt obligations approximates fair value based on the variable nature of interest rates associated with the indebtedness.

We entered into four interest rate swap arrangements during the fourth quarter of fiscal year 2008 effectively swapping the variable interest rate associated with $20 million of borrowings made under the revolving credit facility that was in effect at that time for fixed rates ranging from 3.2% to 3.5%. These interest rate swaps, all of which matured in June 2010, were derivative instruments and were accounted for as cash flow hedges. The objective of these hedges was to manage the variability of interest related cash flows associated with variable-rate debt subject to these hedge instruments. There was no ineffectiveness related to the change in fair value of our cash flow hedges. The instruments generated an immaterial amount of unrealized losses that have been recorded net of tax within Accumulated Other Comprehensive Income on our Consolidated Statements of Stockholders’ Equity and Comprehensive Income. The estimated fair values of our derivative instruments were calculated based on market rates. These instruments were valued using pricing models based upon market observable inputs such as yield curves, and such inputs are classified as Level 2 inputs under accounting guidance governing fair value disclosures. Cash flow hedge instruments may be affected by counterparty creditworthiness and market conditions. However, we minimized such risk exposures by limiting counterparties to large banks and financial institutions that meet established credit guidelines. All of the Company’s hedge instruments that were outstanding during the majority of fiscal year 2010 matured prior to the August 31, 2010 balance sheet date, and there was no risk of loss to the Company as a result of counterparty default as of that date. While we may enter into similar instruments in the future, no such arrangements existed as of either August 31, 2011 or the date of this filing.

Inventories

Inventories, which include materials, direct labor, and related manufacturing overhead, are stated at the lower of cost (on a first-in, first-out or average cost basis) or market, and consist of the following:

	2011	2010
Raw materials and supplies	$22,435	$14,559
Work in progress	1,226	867
Finished goods	40,192	40,339

	63,853	55,765
Less: Reserves	(2,706)	(2,573)

	$61,147	$53,192

Goodwill and Identifiable Intangible Assets

As of August 31, 2011, Zep’s Consolidated Balance Sheets reflect a total of $84.4 million in goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Approximately $21.0 million is attributable to the fiscal 1997 acquisition of Enforcer Products, Inc. On January 4, 2010, we acquired Amrep, Inc. (“Amrep”) a specialty chemical formulator and packager focused in the automotive, fleet maintenance, industrial/MRO supply, institutional supply, and motorcycle markets, for an initial cash purchase price of $64 million.   On September 2, 2010, Amrep and certain other of our subsidiaries acquired certain brands and assets and assumed certain liabilities of the North American operations of Waterbury Companies, Inc. (“Waterbury”), for an initial cash purchase price of approximately $66 million. On October 1, 2010, we completed the acquisition of the brands and assets of Atlanta-based Niagara National, LLC (“Niagara”) a manufacturer of truck wash systems and products. The excess of the purchase price over the net tangible and identifiable intangible assets for these acquisitions has been recorded as Goodwill within the Consolidated Balance Sheets. Goodwill is not deductible for income tax purposes. The acquisitions of Amrep, Waterbury and Niagara are discussed further in Note 3 of Notes to Consolidated Financial Statements.

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

Zep’s market capitalization, market multiple and recent transaction values of peer companies, and projected discounted cash flows are considered each year when determining fair value of the Company. Zep’s fair value exceeded its carrying value, including goodwill, in the fiscal year 2011 impairment analysis, and the second step of the impairment test was not required. Further, Zep has not historically had to perform the second step of this annual impairment test, and the Company has not previously been required to record an impairment charge to properly state the value of its goodwill.

Changes in the carrying amount of Goodwill during fiscal years 2011 and 2010 are summarized as follows:

Balance as of August 31, 2009	$31,871
Acquisitions (Amrep)	22,112
Currency translation adjustments	(219)

Balance as of August 31, 2010	$53,764
Acquisitions (Waterbury and Niagara)	30,044
Currency translation adjustments	610

Balance as of August 31, 2011	$84,418

Zep’s identifiable intangible assets primarily include the customer relationships, patents and formulations acquired through the purchase of Amrep during Zep’s fiscal year 2010, and the purchase of Waterbury during Zep’s fiscal year 2011. Amortization of intangible assets with finite lives is recognized over their estimated useful lives using an amortization method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The straight-line method is used for customer relationships. As a result of the negligible attrition rate in Zep’s customer base, the difference between the straight-line method and attrition methods is not considered significant. The estimated useful lives for the Company’s finite-lived intangible assets range from eight to 22 years, and are concentrated between 17 and 22 years. The Company determined acquired trademarks have an indefinite useful life.

Summarized information for the Company’s acquired intangible assets is as follows:

	August 31, 2011		August 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer relationships	$55,119	$(4,509)	$23,841	$(1,114)
Patents and formulations	8,964	(442)	5,264	(24)

Total	$64,083	$(4,951)	$29,105	$(1,138)

Indefinite-lived intangible assets:
Trademarks	$6,004	—	$2,304	—

Total	$70,087	$(4,951)	$31,409	$(1,138)

The amortization expense associated with acquired finite-lived intangible assets established as of August 31, 2011 is expected to approximate $4 million during each of the next five years.

Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	2011	2010
Deferred compensation and postretirement benefits(1)	$4,059	$3,057
Liabilities related to uncertain income tax positions(2)	1,298	1,476
Environmental remediation liabilities(3)	13,246	12,067
Acquisition earnout liability(4)	2,500	—
Restructuring related reserves(5)	268	1,018
Miscellaneous(6)	1,494	1,511

	$22,865	$19,129

(1)          Postretirement benefits—The Company adopted a non-qualified deferred compensation plan effective October 31, 2007 for the benefit of eligible employees. The deferred compensation plan administered by the Company provides for elective deferrals of an eligible employee’s compensation, which are matched with contributions from the Company as stipulated by the plan. In addition, the plan provides for an automatic contribution by the Company ranging from 3% to 5% of an eligible employee’s compensation. The majority of the activity associated with these programs is recorded through corresponding short-term liability accounts. See Note 7 of Notes to Consolidated Financial Statements for more information regarding this plan.

(2)          Liabilities related to uncertain income tax positions—The Company adopted guidance pertaining to uncertain income tax positions effective September 1, 2007, and accordingly recognized a liability totaling $1.6 million. The amount is almost entirely offset by a corresponding receivable recorded within Other long-term assets pursuant to the terms of the tax disaffiliation agreement entered into between us and our former parent company. See Note 10 of Notes to Consolidated Financial Statements for more information.

(3)          Environmental remediation liabilities—In May 2007, the Company recorded a $5.0 million pretax charge representing its best estimate of costs associated with a Company-initiated remediation plan addressing subsurface contamination identified at a manufacturing facility located in Atlanta, Georgia. Zep also maintains a $10.9 million liability representing its best estimate of remaining costs associated with Amrep’s environmental remediation efforts. The portion of these accruals related to amounts the Company expects to expend after fiscal year 2011 is classified within Other long-term liabilities. See Note 8 of Notes to Consolidated Financial Statements for more information regarding the Company’s environmental remediation efforts.

(4)          Acquisition earnout liability — This amount represents the long-term portion of a total $3.75 million acquisition-related earnout obligation. The earnout range of $0 to $3.75 million is based on earnings targets over a three-year period.

(5)          Restructuring related reserves—The Company established accruals for facility lease termination costs associated with its restructuring activities during fiscal years 2010 and 2009. The portion of these accruals associated with payments expected to occur subsequent to fiscal 2010 have been appropriately classified as long-term. See Note 9 of Notes to Consolidated Financial Statements for more information regarding the Company’s restructuring activities.

(6)          Miscellaneous—These amounts represent a number of liabilities that will be settled beyond fiscal 2011, the most substantial of which pertains to deferred rents associated with facility lease agreements containing escalating rent clauses.

Shipping and Handling Fees and Costs

Zep includes shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities are generally recorded in Cost of Products Sold, which also includes the cost normally incurred in acquiring and producing inventory for sale, purchasing and receiving costs, and inspection costs. Certain customer-related shipping and handling costs, as well as other distribution costs, are included in Selling, Distribution, and Administrative Expenses. We believe this presentation is consistent with many of our peers and competitors. However, we acknowledge that our gross profit amounts may not be comparable to certain other entities, as some entities may include all of the costs related to their distribution network in their cost of products sold. Customer-related shipping and handling costs included within our Selling, Distribution, and Administrative Expenses totaled $42.4 million, $36.0 million, and $31.5 million for the fiscal years ended August 31, 2011, 2010, and 2009, respectively.  Other distribution costs, which primarily consist of the cost of warehousing finished goods inventory, totaled $22.0 million, $21.0 million, and $22.9 million for the fiscal years ended August 31, 2011, 2010, and 2009, respectively.

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

Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into the Company’s Director Deferred Compensation Plan and the Company’s Supplemental Deferred Savings Plan. Zep incurred $5.0 million, $5.0 million, and $3.8 million of share-based expense, which includes an estimate of forfeitures, for the fiscal years ended August 31, 2011, 2010, and 2009, respectively. Zep did not capitalize any expense related to share-based payments and has recorded share-based expense within Selling, Distribution, and Administrative Expenses. Equity awards having graded vesting provisions are accounted for on a straight-line basis. The majority of the share-based compensation expense generated through the administration of the Company’s award programs does not affect Zep’s overall cash position. Therefore, certain of these expenses have been reflected as other non-cash charges within the Company’s Consolidated Statements of Cash Flows. Share-based compensation accounting rules require that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. Excess tax benefits of $0.9 million were included in the financing activities of the Company’s Consolidated Statements of Cash Flows for the year ended August 31, 2011. See Note 7 of Notes to Consolidated Financial Statements for more information regarding the Company’s share-based incentive programs.

Depreciation

Property, Plant, and Equipment is stated at cost. The Company reports depreciation of property, plant and equipment in cost of products sold and selling, distribution and administrative expenses based on the nature of the underlying assets. The Company records depreciation primarily related to the production of inventory within cost of products sold. The Company records depreciation related to selling, distribution and administrative functions within selling, distribution and administrative expenses. For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (20 to 40 years for buildings and 5 to 12 years for machinery and equipment) while accelerated depreciation methods are used for income tax purposes. Depreciation expense totaled $10.4 million, $9.1 million, and $6.9 million for the years ended August 31, 2011, 2010, and 2009, respectively. Leasehold improvements are amortized over the life of the lease or the useful life of the improvement, whichever is shorter.

As part of our restructuring efforts, we began marketing a facility in the Boston, Massachusetts area during fiscal 2010. We sold this facility during the second quarter of our fiscal 2011, and we have recognized the related gain within our operating results. We lease the majority of our selling branch and warehouse locations, and the sale of owned facilities occurs infrequently

As of August 31, 2011, Prepayments and other current assets in the Company’s Consolidated Balance Sheets included $2.6 million of fixed assets classified as held-for-sale. In the fourth quarter of fiscal year 2010, the Company put up for sale Amrep’s Lancaster, Texas property as manufacturing activities at that location have been transferred to other Zep facilities. Further detail regarding this action is included within Note 9 of Notes to Consolidated Financial Statements.

Research and Development

Research and development costs, which are included in Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Income, are expensed as incurred. Research and development expenses ranged between $1.2 million and $1.4 million during the three years ended August 31, 2011.

Advertising

Advertising costs are expensed as incurred and are included within Selling, Distribution, and Administrative Expenses in the Company’s Consolidated Statements of Income. These expenses ranged between $2.0 million and $2.4 million during the three years ended August 31, 2011.

Foreign Currency Translation

The functional currency for the foreign operations of Zep is the local currency. The translation of foreign currencies into United States dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate each month during the year. The gains or losses resulting from the translation are included in Comprehensive Income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income and are excluded from net income. Gains or losses relating to foreign currency items are included in Miscellaneous expense (income), net, in the Consolidated Statements of Income and consisted of income of $0.1 million for the year ended August 31, 2011, and expense of $0.2 million, and $1.2 million for the years ended August 31, 2010, and 2009, respectively.

Interest Expense, Net

Interest expense, net, is composed primarily of interest expense on the Company’s variable-rate debt instruments, partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	Years Ended August 31,
	2011	2010	2009
Interest expense	$6,658	$2,005	$1,791
Interest income	(96)	(48)	(138)

Interest expense, net	$6,562	$1,957	$1,653

On July 15, 2010, the Company entered into a $320 million five-year senior, secured credit facility (the “2010 Credit Facility”) with a syndicate of lenders. The 2010 Credit Agreement replaced the Company’s prior revolving credit agreement, which it entered into on October 19, 2007, and its prior receivables financing agreement, which it entered into on October 14, 2009. The Company’s Consolidated Statements of Income for the fiscal year ended August 31, 2010 reflect $0.4 million of previously capitalized debt issuance cost that were accelerated in connection with the replacement of the Company’s former debt facilities within Accelerated debt issuance cost on debt extinguishment. See Note 5 of Notes to Consolidated Financial Statements for more information regarding our debt.

Miscellaneous Expense (Income), Net

Miscellaneous expense (income), net, is composed primarily of gains or losses on foreign currency transactions.

New Accounting Pronouncements

No newly issued or recently effective accounting pronouncements have had or are expected to have a material impact on our consolidated financial statements.

Note 3: Acquisitions

Amrep, Inc.

On January 4, 2010 (the “Closing Date”), Zep acquired Amrep, a specialty chemical formulator and packager focused in the automotive, fleet maintenance, industrial/MRO supply, institutional supply, and motorcycle markets. Amrep was acquired for an initial cash purchase price (the “Closing Purchase Price”) of approximately $64.4 million. In May 2010, Zep received a return of purchase price totaling $0.9 million pursuant to an agreement involving the final determination of Amrep’s Closing Date working capital. The return of cash effectively reduced the purchase price of Amrep to $63.5 million, and was offset against Goodwill within the Company’s Consolidated Balance Sheets. In August 2010, the Company established a liability of $0.2 million for a life insurance-related obligation of Amrep’s that was generated prior to the Closing Date but that did not become known until after the acquisition. On September 15, 2010, the Company filed income tax returns for Amrep’s 2009 tax year. The filing of these tax returns concurrently generated a tax payable due from us to Amrep’s former owners, which amount was determined based upon the terms of the Amrep purchase agreement, as amended. The amount of the taxes payable, which is approximately $0.5 million, was not known until September 2010. We also finalized the amount of deferred tax assets associated with fixed assets acquired from Amrep, which decreased our deferred tax assets by approximately $0.5 million. These adjustments increased Goodwill on the Company’s Consolidated Balance Sheets by a like amount.  These adjustments did not have a material impact on our consolidated financials statements in any period, and, therefore, our consolidated financial statements do not include retrospective adjustment. Zep believes the acquisition of Amrep to be an important strategic step in the Company’s efforts to utilize distribution to expand its presence in a number of end markets while minimizing channel conflict through the manufacture of both private branded products and national brands. Borrowings of $49.4 million and $15.0 million were drawn from the Company’s revolving credit facility and receivables facility (each are discussed further in Note 5 of Notes to Consolidated Financial Statements), respectively, in order to finance the initial Closing Purchase Price.

The operating results of Amrep have been included in the Company’s consolidated financial statements commencing as of the Closing Date. A summary of the purchase price allocation is as follows:

Cash and cash equivalents	$21
Inventory	16,552
Other current assets	10,049
Property, plant and equipment	16,528
Net deferred tax liabilities	(8,423)
Accrued environmental remediation costs	(12,200)
Other liabilities assumed	(13,558)

Total net tangible assets:	$8,969
Identifiable intangible assets
Customer relationships	23,841
Patents and formulations	5,264
Trademarks	2,304
Goodwill	23,133

Total purchase price allocation	$63,511

Of the total purchase price, approximately $31.4 million has been allocated to identifiable intangible assets. The value allocated to customer relationships will be amortized on a straight-line basis over a period of 18 years. The value allocated to patents and technology will be amortized on a straight-line basis over a period of 17 years. The Company determined acquired trademarks have an indefinite useful life.

Net sales reflected in the Consolidated Statements of Income for the three and twelve months ended August 31, 2010 include $29.7 million and $76.7 million, respectively, of sales generated by Amrep subsequent to the acquisition. Income before Provision for Income Taxes reflected in the Consolidated Statements of Income for the three and twelve months ended August 31, 2010 includes $1.8 million and $4.2 million, respectively, of earnings generated by Amrep subsequent to the acquisition. All costs associated with advisory, legal and other due diligence-related services consumed in connection with acquisition-related activity have been expensed as incurred in accordance with purchase accounting rules. These costs are disclosed as Acquisition Costs within our Consolidated Statements of Income.

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

	Three Months Ended August 31,		Years Ended August 31,
Pro Forma Results of Operations	2010	2009	2010	2009
Net Sales	$161,370	$161,876	$603,448	$606,438
Net Income	$2,112	$7,328	$15,633	$3,523
Basic Earnings per Share	$0.10	$0.17	$0.73	$0.35
Diluted Earnings per Share	$0.09	$0.17	$0.72	$0.34

The unaudited pro forma results for the year ended August 31, 2009 include pre-tax charges totaling $10.6 million recorded by Amrep in connection with environmental remediation efforts. A discussion of environmental remediation-related liabilities assumed in the transaction is provided within Note 8 of the Notes to Consolidated Financial Statements.

Waterbury Companies, Inc.

On September 2, 2010 (the “Waterbury Closing Date”), Amrep and certain other of our subsidiaries acquired certain brands and assets and assumed certain liabilities of the North American operations of Waterbury Companies, Inc. (“Waterbury”), a provider of air-care delivery systems and products for facility maintenance. The Company reviewed relevant authoritative guidance and concluded this transaction resulted in the acquisition of a business. We market Waterbury’s products under recognized and established brand names such as TimeMist(R), TimeWick®, MicrobeMax(TM), Country Vet(R), and Konk(TM). We did not acquire Waterbury’s manufacturing facility. Waterbury entered into a transition services agreement with us pursuant to which it continued to make products for us until we completed the transfer of related manufacturing operations to our facilities. We completed this transfer during the fourth quarter of fiscal year 2011. We acquired the Waterbury brands and assets for an initial cash purchase price of approximately $66 million (the “Waterbury Closing Purchase Price”). Of the $66 million purchase price, $62 million was funded through borrowings pursuant to our 2010 Credit Facility (discussed further in Note 5 of Notes to Consolidated Financial Statements), and the remaining $4.0 million was funded through available cash.

Under the purchase method of accounting, we made an allocation of the Waterbury Closing Purchase Price to the net tangible and intangible assets that we acquired from Waterbury based on their estimated fair values as of September 2, 2010. The excess of the Waterbury Closing Purchase Price over the recorded net tangible and identifiable intangible assets was recorded as Goodwill on our Consolidated Balance Sheets.

The following summary allocation includes approximately $34.5 million of identifiable intangible assets:

Cash and cash equivalents	$—
Inventory	6,998
Other current assets	5,500
Property, plant and equipment	1,125
Accounts payable	(3,622)
Other liabilities assumed	(986)
Total net tangible assets	$9,015

Identifiable intangible assets
Customer relationships	27,050
Patents and formulations	3,700
Trademarks	3,700
Goodwill	22,758
Total purchase price allocation	$66,223

We recognize the amortization of intangible assets with finite lives over their estimated useful lives using an amortization method that reflects the pattern in which the economic benefits of the intangible assets are consumed or are realized. The value allocated to Waterbury’s customer relationships will be amortized on a straight-line basis ranging from eight to 22 years. The weighted average useful life of Waterbury’s acquired customer relationships is 21 years, and we expect to recognize amortization expense of approximately $1.3 million during each of the next five years in connection with these assets.  As a result of the historical attrition rate in the customer base acquired from Waterbury, the difference between amortizing these intangible assets on a straight-line basis and an attrition-based method is not considered significant. We will amortize the value allocated to patents and technology on a straight-line basis ranging from five to 13 years. The weighted average useful life of Waterbury’s acquired patents and technology is 11 years. We determined that acquired trademarks have an indefinite useful life. We expect amortization expense associated with all finite-lived intangible assets acquired from Waterbury to approximate $1.8 million during each of the next five years.

In January 2011, we finalized Waterbury’s Closing Date working capital in accordance with the asset purchase agreement and received an immaterial amount from the sellers as part of such finalization. Also, while we acquired legal title to certain of the equipment used by Waterbury to manufacture products for us on the Waterbury Closing Date, we did not take physical possession the majority of these assets until the fourth quarter of fiscal year 2011, during which time we finalized our inspection of these fixed assets’ condition. Accordingly, we adjusted these assets’ prior recorded amounts in August 2011.  These adjustments affected the purchase price by immaterial amounts, which were reflected as an adjustment to Goodwill on the Company’s Consolidated Balance Sheets.

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

Note 4: Employee Benefit Plans

Zep maintains a qualified defined contribution plan to which both employees and the Company make contributions. The cost to Zep for this plan during the years ended August 31, 2011, 2010, and 2009 was $2.4 million, $1.8 million and $1.2 million, respectively. Employer matching amounts are allocated in accordance with plan participants’ elective deferral investments. We instituted a temporary suspension of our match of employee contributions into our defined contribution plans during the second quarter of fiscal year 2009. We restored one-half of the employer match component of our defined contribution plans during the fourth quarter of fiscal year 2009; full reinstatement of the employer matching contribution benefit occurred beginning in January 2010. Plan participants may invest a percentage of their contributions into a Zep common stock fund. At August 31, 2011, assets of the Company’s defined contribution plan included shares of Zep common stock with a market value of approximately $2.6 million, which represented approximately 1.8% of the total fair market value of the assets in Zep’s defined contribution plan on that date.

Zep also maintains a non-qualified deferred compensation plan for the benefit of eligible employees. The deferred compensation plan administered by the Company provides for elective deferrals of an eligible employee’s compensation, which are matched with contributions from the Company as stipulated by the plan. In addition, the plan provides for an automatic supplemental contribution by the Company ranging from 3% to 5% of an eligible employee’s compensation, unless otherwise determined by the Board of Directors. The employer matching and supplemental contribution components of this plan were also suspended during the second quarter of fiscal year 2009, and these components were reinstated during October 2009. See Note 7 of Notes to Consolidated Financial Statements for more information regarding this plan.

Note 5: Debt Obligations

The Company’s indebtedness and credit arrangements consisted of the following at the end of our two most recent fiscal years:

	August 31, 2011	August 31, 2010
Long-term borrowings:
Term loan	$67,500	$75,000
Industrial revenue bonds	7,150	7,150
Revolving credit facility	45,000	10,000

	119,650	92,150
Less: Current maturities of long-term debt	15,000	15,000

	$104,650	$77,150

Future maturities of our outstanding debt obligations are as follows for fiscal years ending August 31:

Amount
2012	$15,000
2013	15,000
2014	15,000
2015	67,500
2016	—
Thereafter	7,150

$119,650

Further detail regarding each of the above mentioned debt instruments, including amounts outstanding under each as of August 31, 2011, is provided below. On July 15, 2010, the Company entered into a $320 million five-year senior, secured credit facility (the “2010 Credit Facility”) with a syndicate of lenders. The 2010 Credit Facility is comprised of a revolving loan facility that provides for advances in the initial aggregate principal amount of up to $245 million and a term loan in the initial aggregate principal amount of $75 million. The Company may, at its option and subject to customary conditions, request an increase in the aggregate principal amount available under the 2010 Credit Facility by an additional $30 million. Borrowings under the 2010 Credit Facility are secured by a lien on substantially all of the Company’s and the Company’s domestic subsidiaries’ owned real and personal property. The 2010 Credit Facility will mature on July 15, 2015, at which time all amounts outstanding thereunder will be due and payable. The Company is required to make term loan repayments of $1.9 million each quarter until 2015 when the remaining term loan outstanding balance becomes due and payable.

The 2010 Credit Agreement replaced the Company’s prior revolving credit agreement, which it entered into on October 19, 2007, and its prior receivables financing agreement, which it entered into on October 14, 2009. In connection with the termination of the prior financing arrangements, the Company borrowed approximately $97 million under the 2010 Credit Facility to repay all outstanding indebtedness under the prior agreements. The Company incurred a non-cash charge of $0.4 million associated with the write-off of the unamortized deferred financing costs upon the termination of the prior financing arrangements.

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

Zep is required to pay certain fees in connection with the 2010 Credit Facility. For example, the Company must pay an annual commitment fee. This fee is payable quarterly in arrears and is determined by our leverage ratio as defined in the 2010 Credit Facility. This facility fee ranges from 0.4% to 0.5% of the unused portion of the $320 million commitment of the lenders under the 2010 Credit Facility. Additionally, the Company is also required to pay certain fees to the Administrative Agent for administrative services. Facility and commitment fees paid by Zep during fiscal 2011 under the 2010 Credit Facility and its predecessor facilities totaled $0.8 million.

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

As of August 31, 2011, $37.5 million of the total $45.0 million in borrowings made under the 2010 Credit Facility have been reflected within Long-term debt, less current maturities on our Consolidated Balance Sheets given our current intent and ability to settle $37.5 million of those borrowings in periods subsequent to August 31, 2012. Under the terms of the 2010 Credit Facility, the Company may refinance all amounts borrowed under its 2010 Credit Facility until 2015. Therefore, the short- and long-term classification of debt on our Consolidated Balance Sheets may fluctuate not only in response to repayment of those amounts, but also concurrent with changes in the Company’s projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the 2010 Credit Facility approximated 0.3% during the fiscal year 2011. As of August 31, 2011 the Company had additional borrowing capacity under the 2010 Credit Facility of $188.7 million, which represents the full amount of the 2010 Credit Facility less the aforementioned borrowings, amounts drawn under the term loan portion of that facility and outstanding letters of credit totaling $11.0 million that have been issued under the 2010 Credit Facility. We were in compliance with our debt covenants as of August 31, 2011, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months, excluding acquisitions that we may choose to execute in pursuit of our strategic initiatives.  We do not expect the sources of or intended uses for our cash to change significantly in the foreseeable future, excluding acquisitions.

Industrial Revenue Bonds

The industrial revenue bonds due 2018 were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in DeSoto, Texas. Pursuant to a loan agreement between the Company and the DeSoto Industrial Development Authority, the Company is required to pay the principal and interest on the bonds. The bonds currently bear interest at a weekly rate. The interest rate during the twelve months ended August 31, 2011 and August 31, 2010 averaged 0.3% and 0.4%, respectively. The outstanding principal amount of the bonds is payable upon their maturity in 2018. The payment of principal and interest on the bonds is secured by an irrevocable letter of credit issued by Wachovia Bank, National Association.

Letters of Credit

The Company has issued outstanding letters of credit totaling $11.0 million primarily for the purpose of providing credit support for its industrial revenue bonds, securing collateral requirements under its casualty insurance programs as well as supporting certain environmental obligations. These letters of credit were issued under the 2010 Credit Facility as of August 31, 2011, thereby reducing the total availability under the facility by such amount.

Note 6: Common Stock and Related Matters

Common and Preferred Stock

Zep has 500 million shares of common stock, par value $0.01 per share, and 50 million shares of preferred stock (“Preferred Stock”), authorized as of August 31, 2011. No shares of preferred stock were issued as of that date.

Stockholder Protection Rights Agreement

Zep’s Board of Directors adopted the Stockholder Protection Rights Agreement (the “Rights Agreement”) effective October 30, 2007, which was approved by its then sole shareholder. The Rights Agreement contains provisions that are intended to protect our stockholders in the event of an unsolicited offer to acquire the Company, including offers that do not treat all stockholders equally and other coercive, unfair, or inadequate takeover bids and practices that could impair the ability of the Company’s Board of Directors to fully represent stockholders’ interests. Pursuant to the Rights Agreement, our Board of Directors declared a dividend of one “Right” for each outstanding share of the Company’s common stock as of October 30, 2007. The Rights will be represented by, and trade together with, the Company’s common stock until and unless certain events occur, including the acquisition of in excess of 15% of the Company’s common stock by a person or group of affiliated or associated persons (with certain exceptions, “Acquiring Persons”); provided, however, that the Company’s Board of Directors, at its sole discretion, may grant its prior consent to a person or group of affiliated or associated persons to acquire more than 15% of the Company’s outstanding common stock, subject to any conditions the Board may impose, without such acquisition triggering the Rights Agreement. Unless previously redeemed by the Company’s Board of Directors, upon the occurrence of one of the specified triggering events, each Right that is not held by an Acquiring Person will entitle its holder to purchase one share of common stock or, under certain circumstances, additional shares of common stock at a discounted price. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company’s Board of Directors. Thus, the Rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiation with the Company’s Board of Directors.

Earnings per Share

On September 1, 2009, the Company retrospectively adopted an accounting pronouncement which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share. The application of this guidance to each of the basic and diluted earnings per share computations for the three years ended August 31, 2011 effectively reduced those computations by $0.01.

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

The following table reflects basic and diluted earnings per common share for the three years ended August 31, 2011:

	Years Ended August 31,
	2011	2010	2009
Basic earnings per share:
Net income	$17,401	$13,504	$9,260
Less: Allocation of earnings and dividends to participating securities	(197)	(282)	(216)

Net income available to common shareholders—basic	$17,204	$13,222	$9,044
Basic weighted average shares outstanding	21,540	21,271	21,057

Basic earnings per share	$0.80	$0.62	$0.43

Diluted earnings per share:
Net income available to common shareholders—basic	$17,204	$13,222	$9,044
Add: Undistributed earnings reallocated to unvested shareholders	2	3	1

Net income available to common shareholders—diluted	$17,206	$13,225	$9,045
Basic weighted average shares outstanding	21,540	21,271	21,057
Common stock equivalents (stock options and restricted stock)	487	467	233

Diluted weighted average shares outstanding	22,027	21,738	21,290

Diluted earnings per share	$0.78	$0.61	$0.42

For the years ended August 31, 2011, 2010 and 2009, we excluded from our earnings per share calculation 0.2 million, 0.7 million and 0.4 million common stock equivalents, respectively, because their effect was anti-dilutive.

Note 7: Share-Based Incentive Programs

2010 Omnibus Incentive Plan

On January 7, 2010, the Company’s stockholders approved the Zep Inc. 2010 Omnibus Incentive Plan (the “2010 Incentive Plan”), under which 4,300,000 shares of Common Stock are reserved for issuance. The number of shares available for issuance under the 2010 Incentive Plan is reduced on a share-for-share basis by the number of shares reserved for issuance with respect to stock options, stock appreciation rights, restricted stock awards, performance share awards and stock unit awards that were issued under the 2007 LTIP (as defined below). The 2010 Incentive Plan provides specific limitations on the size of grants that any one participant in the 2010 Incentive Plan may receive. Pursuant to the 2010 Incentive Plan, the Compensation Committee (the “Committee”) of the Company’s Board of Directors is authorized to issue awards consisting of stock options, stock appreciation rights, restricted stock and/or restricted unit awards, performance stock and/or unit awards and cash-based awards to eligible employees, non-employee directors and outside consultants.

Stock options granted under the 2010 Incentive Plan may be either non-qualified stock options or incentive stock options. The exercise price of stock options may not be less than the fair market value of the common stock on the date of grant. Generally, all options granted under the 2010 Incentive Plan have terms of ten years. Options granted by the Committee in fiscal 2010 generally vest over four years. Vested options held by terminated employees allow for an exercise period of three months following termination. Restricted stock and/or units granted under the 2010 Incentive Plan generally vest proportionately over four years. The fair value of restricted stock awards is measured based on their date of grant fair market value, and the related compensation expense is recognized over a requisite service period equal to the awards’ vesting period. Performance-based restricted stock and/or units granted under the 2010 Incentive Plan become vested upon the attainment of a stock appreciation target (market condition) and a specific vesting date (service condition). The fair value of Zep’s performance awards is determined using Monte-Carlo simulation valuation model that is able to accommodate stock price appreciation and other provisions of our performance awards. At August 31, 2011, 1.7 million options to purchase shares of Zep common stock, 0.3 million restricted stock awards and units, and 0.1 million performance-based restricted stock awards and units were outstanding under the 2010 Incentive Plan, including those that were previously issued and outstanding under the 2007 Long-Term Incentive Plan (the “2007 LTIP”).

The 2010 Incentive Plan replaced the 2007 LTIP, which was established on October 31, 2007, in connection with the spin-off and which is described in more detail below. The 2007 LTIP was terminated as of the date the stockholders approved the 2010 Incentive Plan, except that such termination did not affect any grants or awards outstanding under the 2007 LTIP or prior plans. Shares previously reserved for issuance under the 2007 LTIP that remained available for grants under the 2007 LTIP and any shares subject to awards under the 2007 LTIP that subsequently are forfeited, cancelled or expire unexercised are available for issuance under the 2010 Incentive Plan.

A total of 1.3 million shares were available for grant under the 2010 Incentive Plan at August 31, 2011. Forfeited shares and shares that are exchanged to pay taxes due upon exercise of stock options or the release of awards are returned to the pool of shares available for grant.

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

Restricted Stock Awards

The majority of restricted stock awards issued to employees under the 2010 Incentive Plan, including those issued under the 2007 LTIP and upon conversion of pre-spin equity awards, vest over a four-year period. Restricted stock awards issued to our non-employee directors vest over one and three-year periods. The fair value of restricted stock at the date of grant is equal to the closing stock price on that date.

Restricted stock transactions during the years ended August 31, 2009, 2010 and 2011 can be summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at August 31, 2008	510	$12.85

Granted	112	$17.25
Vested	(146)	$12.84
Forfeited	(46)	$13.07

Outstanding at August 31, 2009	430	$14.42

Granted	113	$17.39
Vested	(163)	$14.14
Forfeited	(20)	$16.63

Outstanding at August 31, 2010	360	$15.38
Granted	135	$17.87
Vested	(174)	$14.79
Forfeited	(17)	$15.44

Outstanding at August 31, 2011	304	$16.79

As of August 31, 2011, there was $2.8 million of total unrecognized compensation cost related to unvested restricted stock of Zep employees. That cost is expected to be recognized over a weighted-average period of two years. The total fair value of shares vested during the years ended August 31, 2011, 2010, and 2009, was approximately $2.5 million, $3.2 million and $2.4 million, respectively.

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

Generally, achievement of a particular Stock Appreciation Target occurs when the average closing price of our common stock on the New York Stock Exchange for 20 consecutive trading days, on a rolling basis, is equal to or exceeds the particular Stock Appreciation Target. If a Stock Appreciation Target is achieved prior to the corresponding Target Date, then that Stock Appreciation Target will be considered to have been met, regardless of changes in the price of a share of our common stock that occurs later. The fair value of a Performance Stock award at the date of grant is derived using a Monte-Carlo simulation model. The Company first granted Performance Stock awards on September 1, 2009 with respect to fiscal year 2010. Performance Stock transactions during the years ended August 31, 2011, and 2010, can be summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at August 31, 2009	—	$—

Granted	96	13.09
Vested	—	—
Forfeited	(2)	13.82

Outstanding at August 31, 2010	94	$13.47

Granted	53	15.67
Vested	(24)	13.71
Forfeited	(9)	13.35

Outstanding at August 31, 2011	114	$14.19

As of August 31, 2011, there was $0.6 million of total unrecognized compensation cost related to unvested Performance Stock awards. That cost is expected to be recognized over a weighted-average period of two years.

The following weighted average assumptions were used to estimate the fair value Performance Stock awards (“PSA’s”) issued by the Company in fiscal years ended August 31:

	2011	2010
Dividend yield	1.0%	1.1%
Expected volatility	49.08%	43.68%
Risk-free interest rate	0.91%	1.98%
Weighted-average fair value of PSA’s granted in Tranche 1	$16.48	$13.61
Weighted-average fair value of PSA’s granted in Tranche 2	$15.98	$13.17
Weighted-average fair value of PSA’s granted in Tranche 3	$15.39	$12.82
Weighted-average fair value of PSA’s granted in Tranche 4	$14.84	$12.43

Stock Options

The fair value of each option is estimated on the date of grant using the Black-Scholes model. The dividend yield was calculated based on annual dividends paid and the trailing historical average closing stock price at the time of grant. For awards issued prior to the spin-off, expected volatility was based on historical volatility of Zep’s former parent company’s stock over the preceding number of years equal to the expected life of the options. Expected volatility for awards issued under Zep’s long-term incentive programs has been based on the volatilities of well-established guideline companies as well as our own historical volatility. We have begun phasing out the use of guideline companies as a determinant for volatility as the Company’s own trading history is established and becomes a more appropriate measure for expected volatility. The Company bases our risk-free rate on the United States Treasury yield for a term equal to the expected life of the options at the time of grant. The Company has used historical exercise behavior data to determine the expected life of options. All inputs into the Black-Scholes model are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, though without impact to future reported net income.

The following weighted average assumptions were used to estimate the fair value of stock options awarded by the Company in fiscal years ended August 31:

	2011	2010	2009
Dividend yield	1.0%	1.1%	1.0%
Expected volatility	43.1%	40.9%	33.2%
Risk-free interest rate	1.5%	2.3%	3.1%
Expected life of options	6 years	5 years	5 years
Weighted-average fair value of options granted	$6.87	$5.35	$5.43

Stock option transactions during the years ended August 31, 2009, 2010, and 2011 can be summarized as follows:

	Outstanding (share data in thousands)		Exercisable (share data in thousands)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2008	1,411	$11.66	234	$8.71

Granted	410	$17.52
Exercised	(44)	$10.07
Forfeited	(268)	$13.41

Outstanding at August 31, 2009	1,509	$12.99	539	$10.44

Granted	330	$15.18
Exercised	(50)	$9.32
Forfeited	(31)	$14.45

Outstanding at August 31, 2010	1,758	$13.48	782	$11.87

Granted	121	$17.65
Exercised	(121)	$13.60
Forfeited	(65)	$15.16

Outstanding at August 31, 2011	1,693	$13.70	1,045	$12.58

Range of option exercise prices through August 31, 2011:
$4.00 — $10.00 (average life — 3.6 years)	291	$9.44	291	$9.39
$10.00 — $15.00 (average life — 6.1 years)	686	$12.48	512	$12.46
$15.00 — $20.00 (average life — 7.8 years)	707	$16.55	239	$16.55
$20.00 — $22.00 (average life — 8.3 years)	8	$21.93	3	$21.93

The total intrinsic value of options exercised during the years ended August 31, 2011, 2010, and 2009 was $0.6 million, $0.5 million and $0.2 million, respectively. The total intrinsic value of options outstanding, expected to vest, and exercisable as of August 31, 2011 was $6.7 million, $6.7 million, and $5.3 million, respectively. As of August 31, 2011, there was $1.6 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately 1.2 years. The weighted-average remaining contractual terms of options outstanding and currently exercisable as of August 31, 2011 were both approximately six years.

Share Units

In fiscal year 2008, the Company adopted the Zep Inc. Nonemployee Director Deferred Compensation Plan. The Company requires its Directors to defer at least 50% of their annual retainer into this program, and our Directors may defer additional amounts at their election. Under this plan, share deferrals are valued at fair market value at the date of deferral. Of the 300,000 shares reserved for issuance under this plan, 17,557 have been issued. As of August 31, 2011, approximately 43,000 share units were accounted for in this plan.

The Company also maintains a non-qualified deferred compensation program that was adopted in fiscal year 2008—the Zep Inc. Supplemental Deferred Savings Plan. This program provides for elective deferrals of an eligible employee’s compensation. These deferrals may be matched with contributions from the Company as stipulated by the plan. In addition, when participants defer a minimum of 1% of base salary, the plan provides for a supplemental contribution by the Company ranging from 0% to 5% of an eligible employee’s compensation, unless otherwise determined by the Company’s Board of Directors. The employer-matching and supplemental-contribution components of this plan were suspended during the second quarter of fiscal year 2009 and reinstated during October 2009. Share unit deferrals resulting from the match and supplemental contributions provided by the Company are valued at their fair market value at the date of deferral and are ultimately distributed to plan participants in stock. Associates may also elect to defer salary and/or bonus into the share units. Of the 400,000 shares of the Company’s common stock reserved under the plan, approximately 7,900 have been issued. As of August 31, 2011, approximately 53,000 fully vested share units were accounted for in this plan.

Employee Stock Purchase Plan

In fiscal year 2008, the Company adopted the Zep Inc. Employee Stock Purchase Plan for the benefit of eligible employees. Under the plan, employees are able to purchase the Company’s common stock at a 5% discount on a monthly basis. Discounts received under this plan are not compensatory. Of the 200,000 shares of the Company’s common stock reserved for purchase under the plan, approximately 137,000 shares remained available as of August 31, 2011. Eligible employees may participate at their discretion.

Note 8: Commitments and Contingencies

Self-Insurance

It is the policy of Zep to self-insure, up to certain limits, risks including workers’ compensation, comprehensive general liability, and auto liability. As of August 31, 2008, Zep’s self-insured retention for each claim involving workers’ compensation, and comprehensive general liability (including toxic tort and other product liability claims) was limited to $0.5 million per occurrence of such claims. However, due to the Company’s historical claims experience our comprehensive general liability self-insurance retention limits were increased to $1.5 million for claims per occurrence incurred after August 31, 2008. Based on Zep’s estimate of the aggregate liability for claims incurred, a provision for claims under this self-insured program is revised and recorded annually. This estimate is derived from both internal and external sources including but not limited to Zep’s independent actuary. Zep is also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($1.0 million per occurrence) and business interruptions resulting from such loss and lasting three days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. Zep is fully self-insured for certain other types of liabilities, including environmental, product recall, patent infringement and errors and omissions.

Zep is also self-insured for the majority of its medical benefits plans. The Company estimates its aggregate liability for claims incurred by applying a lag factor to the Company’s historical claims and administrative cost experience. The appropriateness of the Company’s lag factor is evaluated and revised annually, as necessary.

Leases

Zep leases certain of its buildings and equipment under non-cancelable operating lease agreements. Certain of these operating lease agreements contain rent escalation clauses. The Company expenses rent on a straight-line basis over the life of our leases, which commences on the date we have the right to control leased property. Minimum lease payments under noncancelable leases for years subsequent to August 31, 2011, are as follows: 2012—$8.5 million; 2013—$5.6 million; 2014—$4.6 million; 2015—$3.3 million; 2016—$1.3 million; after 2016—$0.9 million.

Rent expense totaled $8.5 million in 2011, $7.9 million in 2010, and $8.1 million in 2009. The Company has undertaken restructuring activities that have resulted in the recording of facility lease contract termination cost. These activities and their related costs are discussed further in Note 9 of Notes to Consolidated Financial Statements.

Collective Bargaining Agreements

Certain of Zep’s employees are covered by collective bargaining agreements, which renew periodically. The collective bargaining agreement covering certain employees at the Company’s manufacturing facility on Seaboard Industrial Boulevard and our primary distribution center in Atlanta, Georgia is scheduled to renew during fiscal year 2014.

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

Zep establishes accruals for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, unless otherwise disclosed, the Company cannot make a meaningful estimate of actual costs or a range of reasonably possible losses that could be higher or lower than the amounts accrued. Also, from time to time we may incur expense associated with efforts to enforce our non-compete agreements.

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

We own and operate property located on Seaboard Industrial Boulevard in Atlanta, Georgia where we have been named as a responsible party. We and the current and former owners of adjoining properties have agreed to share the expected costs and responsibilities of remediation. Further, we have executed a Consent Order with the Georgia Environmental Protection Division (“EPD”) covering this remediation, and are operating under an EPD approved Corrective Action Plan, which may be amended from time to time based on the progression of our remediation.  In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with subsurface remediation, primarily to remove, or secure, contaminants from soil underlying this property, and other related environmental issues. While over approximately the next twenty years it is reasonably possible that the total losses incurred by Zep in connection with this matter could range up to $10.0 million, management’s best estimate of remediation costs continues to be $5.0 million. To date, we have expended approximately $2.4 million of the $5.0 million reserve established in May 2007. Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate. We arrived at the current estimates based on studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

In December 2010, we became aware of contamination in one of our waste water treatment facilities caused by a raw material used in our production.  As a result of the contamination, we were in violation of our Industrial Waste Water Permit issued by the City of Atlanta.  In addition, as a result of this contamination, waste may have been shipped off-site in violation of state and federal rules governing the transportation and disposal of hazardous waste.   We incurred $1.4 million of incremental cost during our second quarter in fiscal 2011 as a result of this contamination.  We voluntarily notified the City of Atlanta and the EPD of this matter.   While we do not expect to incur material elevated operating costs beyond the second quarter of fiscal 2011, we may incur fines and be subject to consent orders, the cost of which is unknown at this time.

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

Amrep’s primary manufacturing location in Marietta, Georgia is the only active site involving property that Amrep owns with respect to which Amrep has been named as a responsible party. With regard to this location, Amrep is responsible for the expected costs of implementing an Amended Corrective Action Plan that was submitted in March 2009 under the Georgia Hazardous Response Act (“HSRA”), the approval of which is still pending. The EPD is reviewing the amended Corrective Action Plan and will determine whether additional actions are necessary and, if so, for what period of time.

As of August 31, 2011, the liabilities presented within our Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $10.9 million, which represents our best estimate of costs associated with the aforementioned Amended Corrective Action Plan for Amrep’s Marietta, Georgia location, primarily to remediate contaminants underlying the Marietta manufacturing facility and affected adjacent properties, and other related environmental issues. While over approximately the next twenty years it is reasonably possible that the total losses incurred by Zep in connection with this matter could range up to $18.0 million, management’s best estimate of remaining remediation costs continues to be $10.9 million. Further sampling, engineering studies, and/or changes in regulatory requirements could cause revision to the current estimate. The initially recorded $12.0 million estimate was derived based on studies prepared by independent third party environmental consulting firms. To date, we have expended approximately $1.1 million of what the $12.0 million reserve established in December 2009. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation designed to address the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Additionally, Amrep previously conducted manufacturing operations at an unrelated property in Georgia that has since been sold. Pursuant to the terms of the sale, Amrep has retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address the sub-surface contamination and, at this time, does not anticipate that costs associated with future remediation efforts will be material. As of August 31, 2011, accruals associated with this effort totaled approximately $0.2 million. However, the actual cost of remediation could vary depending upon the results of additional testing and geological studies and the rate at which site conditions may change. Finally, the Company has submitted a comprehensive Affected Property Assessment Report to address the sub-surface contamination at a Texas manufacturing location owned by Amrep, and, at this time, does not anticipate that the costs associated with future remediation efforts will be material. These estimates could change, however, based upon the response of the Texas Commission on Environmental Quality to that plan.

Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc.

The Company is a defendant in Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc., a lawsuit that commenced in December 2010 in the Superior Court in Alameda County, California.  The plaintiffs, who were formerly employed as sales representatives by Acuity Specialty Products, Inc., a subsidiary of the Company (“Acuity”), brought the lawsuit on behalf of themselves and on behalf of a putative class that includes all of Acuity’s current sales representatives based in California and all former sales representatives based in California who were employed by Acuity on December 30, 2006 or thereafter.  The putative class consists of 141 members, including 30 current sales representatives and 111 former sales representatives.  The plaintiffs allege that Acuity failed to reimburse the putative class members for work-related expenses and failed to pay the putative class members their wages by assessing unlawful deductions from commissions.  The Plaintiffs are also seeking to recover statutory and/or civil penalties pursuant to the California Labor Private Attorney General Act.  The Court has not yet considered whether to certify the putative class.  The Company believes that it has substantial factual and legal defenses to the claims made in the lawsuit and intends to assert the defenses aggressively.

In May 2011, the Company made settlement offers to all members of the putative class, other than the named plaintiffs, who were then currently employed by Acuity in an effort to reduce the expenses of litigating the case and to eliminate any potential adverse impact to ongoing selling efforts.  Approximately 30 of the offerees accepted the settlement offer. In September 2011, the Company participated in an unsuccessful, non-binding mediation process in an attempt to settle the lawsuit. In October 2011, the Company made a second offer of settlement to the members of the putative class who are currently employed and who did not accept the first settlement offer, as well as a first settlement offer to all members of the putative class who are former employees of Acuity.  As of November 1, 2011, approximately 18 additional members of the putative class had accepted a settlement offer.

The Company may enter into additional discussions regarding settlement of the lawsuit with the named plaintiffs and other members of the putative class, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company’s shareholders.  During the year ended August 31, 2011, the Company incurred $2.6 million of expenses related to this matter, which includes an accrual for legal defense fees incurred but not paid by the Company as of August 31, 2011.  That amount also includes a $1.8 million accrual, which, based on the facts known as of the time of this document’s filing, represents management’s best estimate of the probable loss related to this litigation.

If the Company is not successful in its defense against the claims asserted in the lawsuit and if there is an adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to the Company’s financial condition or results of operations.  However, because of the uncertainty of the outcome of the lawsuit, including whether the class will be certified and the amount of damages, if any, any class member may be able to prove, and because the Company’s liability, if any, arising from the litigation, including the size of any damages awarded if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, the Company cannot estimate the reasonably possible losses or range of loss that may arise from the litigation in excess of the amounts described above.

Guarantees and Indemnities

In conjunction with the separation of their businesses, Zep and Acuity Brands entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation, including the distribution agreement, the tax disaffiliation agreement, the employee benefits agreement, and the transition services agreement.

Note 9: Restructuring Charges

During the first quarter of fiscal year 2008, Zep’s management announced its intention to pursue a strategic plan focused upon achieving the Company’s long-term financial objectives. As part of this program, we recorded pretax charges of $10.0 million reflecting the cost of restructuring and other special items during fiscal year 2008. These charges are composed of severance related costs totaling approximately $5.3 million, product line simplification costs of $1.5 million (approximately $1.2 million of which is related to inventory disposal and is required to be reported within Cost of Products Sold), and facility lease contract termination costs of approximately $3.3 million. We will continue to make payments on the affected facility lease until it expires in 2015. During the fourth quarter of fiscal year 2011, we negotiated an early termination of a portion of this lease, which resulted in a reduction of the restructuring accrual of approximately $0.8 million.

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

During fiscal year 2010, Restructuring Charges recorded within Zep’s Consolidated Statements of Income reflect 1) the consolidation of the Company’s logistics branch network, which has been substantially completed, 2) the further streamlining of the Company’s organizational structure, which resulted in the reduction of non-sales headcount, and 3) the continued integration of Zep and Amrep’s manufacturing capabilities. Zep recorded facility consolidation-related pretax restructuring charges of approximately $2.1 million in fiscal year 2010. The Company recorded $4.2 million in severance-related pretax restructuring costs during fiscal year 2010.

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

Also, approximately $0.4 million of inventory value was either written down or written off in the fourth quarter of fiscal year 2010 as the Company restructured its logistics network and manufacturing operations. This inventory charge was recorded within Cost of Products Sold within the fiscal year 2010 Consolidated Statements of Income.

In the first-half of fiscal year 2011, we recorded a pretax restructuring charge of $1.5 million for costs associated with facility consolidations and reduction of non-sales headcount.

The changes to our restructuring reserve (included within Accrued compensation and Other accrued liabilities on the Consolidated Balance Sheets) are summarized as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2008	$4,082	$3,130
Restructuring charges recorded during fiscal 2009	2,017	1,405
Payments made from restructuring reserves	(4,038)	(1,323)

Balance as of August 31, 2009	$2,061	$3,212
Restructuring charges recorded during fiscal 2010	2,580	2,009
Payments made from restructuring reserves	(2,074)	(1,788)

Balance as of August 31, 2010	$2,567	$3,433
Restructuring charges recorded during fiscal 2011	1,096	373
Early termination of lease obligation	—	(817)
Payments made from restructuring reserves	(3,035)	(1,109)

Balance as of August 31, 2011	$628	$1,880

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

The provision for income taxes consists of the following components:

	Years Ended August 31,
	2011	2010	2009
Provision for current federal taxes	$2,520	$6,942	$3,804
Provision for current state taxes	713	949	643
Provision for current foreign taxes	2,333	1,707	1,296
Provision for deferred federal taxes	3,346	(814)	276
Provision for deferred state taxes	328	(470)	201
Provision for deferred foreign taxes	54	(107)	(296)

Total provision for income taxes	$9,294	$8,207	$5,924

A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2011	2010	2009
Federal income tax computed at statutory rate	$9,343	$7,599	$5,314
State income tax, net of federal income tax benefit	783	90	388
Permanent differences	(108)	251
Foreign permanent differences and rate differential	(225)	29	259
Change in valuation allowance	12	125	67
R&D Credit	(145)	(67)	(151)
Other, net	(366)	180	47

Total provision for income taxes	$9,294	$8,207	$5,924

The Company recorded deferred tax liabilities in conjunction with the acquisition disclosed separately within the notes herein which are included in the net deferred income tax asset at August 31, 2011. Components of the net deferred income tax asset at August 31, 2011 and 2010 include:

	2011	2010
Deferred Income Tax Liabilities:
Depreciation	$(9,271)	$(6,782)
Goodwill and intangibles	(11,341)	(10,737)
Other liabilities	(1,260)	(1,629)

Total deferred income tax liabilities	$(21,872)	$(19,148)

Deferred Income Tax Assets:
Self-insurance	2,741	3,251
Deferred compensation	5,555	4,441
Foreign tax losses	1,267	929
Environmental Reserve	5,116	5,411
Other accruals not yet deductible	10,093	10,712
Other assets and tax losses	1,570	2,641

Total deferred income tax assets	26,342	27,385
Valuation allowance	(1,505)	(1,464)

Net deferred income tax asset	$2,965	$6,773

We intend to continue to indefinitely reinvest in our foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits.

Deferred tax assets were partially offset by valuation allowances of $1.5 million at August 31, 2011 and $1.5 million at August 31, 2010. The Company’s deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits of state tax credits and foreign capital loss carryforwards. In 2011, the Company recognized a net increase in its valuation allowance of less than $0.1 million reflecting a decrease in the expected realizable value of state tax credits. In 2010, the Company recognized a net increase in its valuation allowance of $0.1 million reflecting a decrease in the expected realizable value of state tax credits.

At August 31, 2011, domestic net operating loss carryforwards are anticipated to be fully utilized with no remaining carryforward, and certain other domestic state net operating loss carryforwards, which expire from tax year 2012 to 2031, were $11.2 million. At August 31, 2011, foreign net operating and capital loss carryforwards, the majority of which have no expiration, were approximately $4.3 million. Additionally, the Company has state tax credit carryforwards of approximately $1.7 million, which will expire between 2013 and 2021.

In June 2006, the FASB issued ASC 740-10 (formerly FIN 48), which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return.

The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. We adopted this pronouncement effective September 1, 2007. Federal and state income tax liabilities relating to periods prior to the spin-off remain the responsibility of Zep’s former parent company pursuant to the tax disaffiliation agreement, and, therefore, the adoption of this pronouncement had a de minimis impact on our results from operations and financial position during each of the twelve months ended August 31, 2008. As of the adoption date, we had gross tax-effected unrecognized tax benefits (including interest and penalties) of $1.1 million, none of which, if recognized, would affect our effective tax rate due to the offsetting receivable from Zep’s former parent company provided for in the tax disaffiliation agreement. In our results from operations during the twelve months ended August 31, 2011 and August 31, 2010, we recognized less than $0.2 million additional income tax expense in each respective period related to changes in gross tax-effected unrecognized tax benefits, including interest and penalties.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of August 31, 2011, we had gross tax-effected unrecognized tax benefits of $1.3 million (including interest and penalties of $0.2 million), of which $0.5 million (including interest and penalties), if recognized, would affect our effective tax rate due to the offsetting receivable from Acuity Brands provided for in the tax disaffiliation agreement. Interest and penalties recognized had a de minimis impact on our fiscal year 2011 operating results due to the offsetting receivable from Zep’s former parent company. There are no significant increases or decreases to the amount of unrecognized tax benefits anticipated within the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at August 31, 2008	$1,350
Additions based on tax positions related to the current year	182
Reductions based on tax positions related to the current year	—
Additions for tax positions of prior years	160
Reductions for tax positions of prior years	(283)
Reductions for settlements with taxing authorities	(36)
Reductions for closings of statutes of prior years	(122)

Balance at August 31, 2009	$1,251
Additions based on tax positions related to the current year	331
Reductions based on tax positions related to the current year	(3)
Additions for tax positions of prior years	18
Reductions for tax positions of prior years	(141)
Reductions for settlements with taxing authorities	(105)
Reductions for closings of statutes of prior years	(102)

Balance at August 31, 2010	$1,249
Additions based on tax positions related to the current year	31
Reductions based on tax positions related to the current year	—
Additions for tax positions of prior years	4
Reductions for tax positions of prior years	(150)
Reductions for settlements with taxing authorities	—
Reductions for closings of statutes of prior years	(54)

Balance at August 31, 2011	$1,080

We conduct business globally, and as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including various jurisdictions in Europe, Canada and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for tax years before 2007, or non-U.S. income tax examinations for tax years before 2005.

Note 11: Quarterly Financial Data (Unaudited)

	Net Sales	Gross Profit	Income Before Taxes	Net Income	Basic Earnings Per Share(1)	Diluted Earnings Per Share(1)
2011(2)
1st Quarter	$157,441	$78,051	$7,849	$4,939	$0.23	$0.22
2nd Quarter	146,835	68,591	3,124	2,150	0.10	0.10
3rd Quarter	167,921	78,367	9,953	6,243	0.29	0.28
4th Quarter	173,775	77,868	5,769	4,069	0.19	0.18

2010(3)
1st Quarter	$126,751	$69,892	$8,707	$5,420	$0.25	$0.25
2nd Quarter	127,350	59,976	980	738	0.03	0.03
3rd Quarter	153,041	75,552	8,628	5,234	0.24	0.23
4th Quarter	161,370	77,757	3,396	2,112	0.10	0.09

(1)          Basic and diluted earnings per share are calculated independently for each of the quarters presented in accordance with ASC 260, Earnings per Share. Therefore, the sum of quarterly basic and diluted earnings per share may not total annual basic and diluted earnings per share. On September 1, 2009, we retrospectively adopted an accounting pronouncement which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share. See Note 6 of Notes to Consolidated Financial Statements for further detail.

(2)          Under the purchase method of accounting, the total purchase price for certain assets and liabilities of Waterbury has been allocated to net tangible and intangible assets based on their estimated fair values as of the September 2, 2010 closing date of the acquisition. The estimated fair value of acquired finished goods inventories exceeded the historical net book value for such goods by $1.0 million. As a result of this step-up in asset basis, we recognized an increase of cost of goods sold totaling $0.8 million in the first fiscal quarter of 2011 and $0.2 million in the second quarter of fiscal 2011.

In the first quarter of fiscal 2011, we recorded a restructuring charge of $0.7 million for costs associated with facility consolidations and non-sales related headcount reductions. In the second quarter of fiscal 2011, we recorded a restructuring charge of $0.8 million for costs associated with non-sales related headcount reductions.

The Company undertook efforts to integrate manufacturing processes and move inventory from Waterbury to the Company during the third and fourth quarters of fiscal 2011. We estimate the portion of expenses incurred during the third quarter of fiscal year 2011 that were duplicative with operating fees charged pursuant to the transition services arrangement between Waterbury and the Company approximated $0.3 million. Also, we incurred approximately $0.4 million in severance-related charges pertaining to the further integration of Amrep during the three months ended May 31, 2011.

During the second quarter of fiscal 2011, we detected contamination within one of our manufacturing location’s waste streams, which caused a temporary increase in our wastewater disposal and overall operating costs. Reported net income in the second quarter of fiscal 2011 includes $1.0 million, or $0.04 per diluted share, of costs associated with this occurrence. The affected waste treatment facility is now fully functional, and we do not expect future cost associated with this occurrence, if any, to be material.

As part of our previously disclosed restructuring efforts, we began marketing a facility in the Boston, Massachusetts area during fiscal 2010. We sold this facility during the second quarter of our fiscal 2011, and we have recognized the related gain within our operating results. We lease the majority of our selling branch and warehouse locations, and the sale of owned facilities occurs infrequently.

As discussed in Note 8 of Notes to Consolidated Financial Statements, during the fourth quarter and fiscal year 2011, the Company incurred approximately $1.9 million and $2.6 million, respectively, in incremental legal costs due to the Britto and Cowan vs. Zep matter.

The impact of these charges and costs are included within the fiscal year 2011 quarterly data presented within the above listed table.

(3)          As discussed in Note 3 of Notes to Consolidated Financial Statements, Amrep’s purchase price has been allocated to Amrep’s net tangible and intangible assets based on their estimated fair values as of the January 4, 2010 closing date of the acquisition. The estimated fair value of acquired finished goods inventories exceeded the historical net book value for such goods by $0.9 million. As a result of this step-up in asset basis, the Company recognized an increase of cost of goods sold totaling $0.5 million in the last two months of the second quarter of fiscal year 2010. The remainder of this inventory sold through during Zep’s third fiscal quarter; subsequently, the mark up of acquired finished goods inventory will not impact Zep’s operating results.

In the first quarter of fiscal 2010, Zep executed a release agreement addressing historical business transactions with a third-party French licensee. Zep received a one-time, $1.1 million payment in the first quarter of fiscal 2010 pursuant to this release agreement.

Acquisition costs reflect advisory, legal and other due diligence-related services incurred in connection with acquisition-related activity. Acquisition costs associated with Amrep and recognized in Zep’s fiscal second quarter totaled $1.6 million. Acquisition costs associated with the recently purchased Waterbury and Niagara totaled $2.2 million during the fourth quarter of fiscal year 2010, which included a one-time $0.4 million acceleration of previously capitalized financing costs that were recorded as interest expense when the Company replaced its credit arrangements with a single, expanded facility. This recapitalization was necessary to finance the Company’s acquisitive growth initiatives. All such costs are expensed as incurred pursuant to purchase accounting.

During the fourth quarter of fiscal year 2010, Zep and Amrep consolidated manufacturing operations among its Atlanta, Georgia and Dallas, Texas-area facilities. The value of certain inventory, primarily raw materials, was written-down or written-off in accordance with these consolidation efforts. Also, during fiscal year 2010, we recorded $8.2 million in restructuring charges primarily related to the cost of severances and selling branch and manufacturing facility consolidations.

The impact of these charges and costs are included within the fiscal year 2010 quarterly data presented within the above listed table.

Note 12: Geographic Distribution of Operations

The Company is managed as a single business unit that provides a wide range of cleaning and maintenance chemical solutions to our customers. Strategies and policies regarding Zep’s revenue growth, product sourcing, brand management, pricing, supply chain, and marketing of product formulations are facilitated by personnel within the Company’s corporate office, which is located in Atlanta, Georgia. Additional functions including but not limited to tax, legal, treasury, environmental compliance, research and development, and risk management are managed through Zep’s central, shared-service organization, also located within Zep’s Atlanta-based headquarters. The Company reports revenues in one line item as a group of similar products, given its products have similar profit contributions, are marketed to a similar customer base, and share similar methods of production and distribution.

The geographic distribution of Zep’s net sales, operating profit, and long-lived assets is summarized in the following table for the years ended August 31:

	2011	2010	2009
Net sales(1)
Domestic(2)	$529,915	$455,520	$394,280
International	116,057	112,992	106,752

	$645,972	$568,512	$501,032

Operating profit(3)
Domestic(2)	$26,533	$19,547	$15,485
International	6,684	4,305	2,604

	$33,217	$23,852	$18,089

Long-lived assets(4)
Domestic(2)	$64,662	$63,919	$55,848
International	7,441	7,651	5,870

	$72,103	$71,570	$61,718

(1)          Net sales are attributed to each country based on the selling location. Sales generated in Canada approximated 10%, 11%, and 12% of total net sales for the years ended August 31, 2011, 2010, and 2009, respectively. None of the remaining countries categorized in the above table as “International” were responsible for more than 10% of the Company’s total consolidated net sales.

(2)          Domestic amounts include net sales, operating profit, and long-lived assets for U.S. based operations.

(3)          Certain costs related to corporate functions performed within our Atlanta, Georgia based headquarters and supporting offices have not been allocated among our international operating results. Interest costs incurred in connection with our debt instruments, all of which are maintained by our domestic operations, are primarily responsible for differences between Operating Profit and Income before Provision for Income Taxes as reported within our Consolidated Statements of Income.

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

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2011. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Management’s annual report on the Company’s internal control over financial reporting and the independent registered public accounting firm’s attestation report are included in the Company’s 2011 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”, respectively, and are incorporated herein by reference.

There have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2011.

CEO and CFO Certifications

The Company’s Chief Executive Officer as well as the Executive Vice President and Chief Financial Officer have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31(a) and 31(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”), which will be filed with the SEC on or before November 28, 2011.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement, which will be filed with the SEC on or before November 28, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement, which will be filed with the SEC on or before November 28, 2011.

Disclosure with Respect to Equity Compensation Plans

The following table provides information as of August 31, 2011 about equity awards under our 2010 Omnibus Incentive Plan, share units from deferrals into the Non-Employee Director Deferred Compensation Plan and share units from Company contributions into the Supplemental Deferred Compensation Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding those Currently Outstanding)
Equity compensation plans approved by the security holders(1)	1,797,224	(2)	$13.70	1,850,867
Equity compensation plans not approved by the security holders	N/A		N/A	N/A

Total	1,797,224			1,850,867

(1)          The Non-Employee Director Deferred Compensation Plan and the Supplemental Deferred Savings Plan were approved in October 2007 by our sole stockholder, Acuity Brands, Inc., prior to our spin-off. The 2010 Omnibus Incentive Plan was approved by our stockholders in January 2010. The table does not include 136,824 shares available for purchase under our Employee Stock Purchase Plan, which was approved by our sole stockholder prior to the spin-off.

(2)          Includes 1,692,775 stock options under the 2010 Omnibus Incentive Plan, 42,774 share units in the Non-Employee Director Deferred Compensation Plan and 61,675 share units in the Supplemental Deferred Savings Plan. Share units in the deferred compensation plans may be distributed to participants upon termination of service or retirement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement, which will be filed with the SEC on or before November 28, 2011.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2012 Proxy Statement, which will be filed with the SEC on or before November 28, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheets as of August 31, 2011 and 2010
Consolidated Statements of Income for the years ended August 31, 2011, 2010, and 2009
Consolidated Statements of Cash Flows for the years ended August 31, 2011, 2010, and 2009
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended August 31 2011, 2010, and 2009
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II Valuation and Qualifying Accounts

Any of Schedules I through V not listed above have been omitted because they are not applicable or the required information is included in the Consolidated financial statements or notes thereto.

(3)	Exhibits filed with this report (begins on next page):

Copies of exhibits will be furnished to stockholders upon request at a nominal fee.

Requests should be sent to Zep Inc., Investor Relations Department, 1310 Seaboard Industrial Boulevard Atlanta, Georgia 30318-2825.

INDEX TO EXHIBITS

EXHIBIT 2		Agreement and Plan of Distribution by and between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the SEC on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc. (effective July 7, 2011)	Reference is made to Exhibit 3(b) of registrant’s Form 10-Q as filed with the SEC on July 7, 2011, which is incorporated herein by reference.

EXHIBIT 4	(a)	Form of Certificate representing Zep Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant’s Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

	(b)	Stockholder Protection Rights Agreement, dated as of October 30, 2007, between Zep Inc. and Mellon Investor Services LLC, as rights agent.	Reference is made to Exhibit 4.2 of registrant’s Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

	(c)	First Amendment to Stockholder Protection Rights Agreement, between Zep Inc. and Mellon Investor Services LLC, as rights agent, dated as of January 22, 2009	Reference is made to Exhibit 10(a) of registrant’s Form 10-Q as filed with the SEC on April 9, 2009, which is incorporated herein by reference.

EXHIBIT 10(i)A	(1)	Tax Disaffiliation Agreement, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

	(2)	Transition Services Agreement, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

	(3)	Agreement and Plan of Distribution, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 2.1 of registrant’s Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

	(4)	Loan and Security Agreement, by and between Acuity Enterprise, Inc., Acuity Specialty Products, Inc. and Regions Bank, as administrative agent, dated October 14, 2009.	Reference is made to Exhibit 10(i)A(7) of the registrant’s Form 10-K as filed with the SEC on October 29, 2009, which is incorporated herein by reference.

	(5)	Performance Undertaking, by and between Zep Inc. and Acuity Enterprise, Inc., dated October 14, 2009.	Reference is made to Exhibit 10(i)A(8) of the registrant’s Form 10-K as filed with the SEC on October 29, 2009, which is incorporated herein by reference.

(6)

Agreement and Plan of Merger, dated January 4, 2010, by and among Zep Inc., Project Missouri, Inc., Dawn Chemical Company MCM Capital Partners L.P., as stockholders representative, and certain stockholders of Dawn Chemical Company.

Reference is made to Exhibit 2.1 of the registrant’s Form 8-K as filed with the SEC on January 5, 2010, which is incorporated herein by reference.

	(7)	Credit Agreement, dated as of July 15, 2010, among Zep Inc., Acuity Specialty Products, Inc., the other subsidiary borrowers party thereto, J.P. Morgan Chase Bank, N.A., as	Reference is made to Exhibit 10.1 of the registrant’s Form 8-K as filed with the SEC on July 19, 2010, which is

		administrative agent, Wells Fargo Bank, National Association, as syndication agent, Regions Bank, as documentation agent, and the other lenders party thereto.	incorporated herein by reference.

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

Reference is made to Exhibit 10.1 of the registrant’s Form 8-K as filed with the SEC on July 27, 2010, which is incorporated herein by reference.

	(9)	Form of Transition Services Agreement, dated as of September 2, 2010, by and between Amrep, Inc., Acuity Holdings, Inc., Waterbury Companies, Inc. and Air Guard Control (Canada) Limited.	Reference is made to Exhibit 10.1 of the registrant’s Form 8-K as filed with the SEC on September 3, 2010, which is incorporated herein by reference.

EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:

	(1)	Employee Benefits Agreement, dated as of October 31, 2007.	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

	(2)	Zep Inc. Long-Term Incentive Plan.	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

	(3)	Zep Inc. Non-Employee Director Deferred Compensation Plan.	Reference is made to Exhibit 10.5 of registrant’s Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

	(4)	Zep Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(4) of registrant’s Form 10-K filed with the SEC on October 29, 2009, which is herein incorporated by reference.

	(5)	Amendment No. 1 to the Zep Inc. Supplemental Deferred Savings Plan, dated October 7, 2009.	Reference is made to Exhibit 10(iii)A(5) of registrant’s Form 10-K filed with the SEC on October 29, 2009, which is herein incorporated by reference.

	(6)	Zep Inc. Employee Stock Purchase Plan	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the SEC on August 31, 2009, which is incorporated herein by reference.

(7)	Amendment of Zep Inc. Employee Stock Purchase Plan.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the SEC on August 31, 2009, which is incorporated herein by reference.

(8)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.16 of registrant’s Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

(9)	Form of Severance Agreement.	Reference is made to Exhibit 10.18 of registrant’s Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

(10)	Zep Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit 10.7 of registrant’s Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

(11)	Zep Inc. Management Compensation and Incentive Plan, amended and restated as of September 1, 2008.	Reference is made to Exhibit A of the registrant’s Definitive Proxy Statement filed with the SEC on November 21, 2008, which is incorporated herein by reference.

(12)	John Morgan Employment Letter.	Reference is made to Exhibit 10.12 of registrant’s Form 10 as filed with the SEC on October 10, 2007, which is incorporated herein by reference.

(13)	Amendment to Employment Letter Agreement, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the SEC on October 13, 2009, which is incorporated herein by reference.

(14)	Amendment No. 2 to Change in Control Agreement and Notice of Termination, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the SEC on October 13, 2009, which is incorporated herein by reference.

(15)	Amendment to Amended and Restated Severance Agreement and Notice of Termination, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the SEC on October 13, 2009, which is incorporated herein by reference.

(16)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10.9 of the registrant’s Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

(17)	Form of Nonqualified Stock Option Agreement for Key Employees.	Reference is made to Exhibit 10.10 of the registrant’s Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

(18)	Form of Incentive Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10.12of the registrant’s Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

(19)	Form of Incentive Stock Option Agreement for Key Officers.	Reference is made to Exhibit 10.11 of the registrant’s Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

(20)	Form of Long-Term Incentive Plan Restricted Stock Award Agreement (without Restrictive Covenants).	Reference is made to Exhibit 10.13 of the registrant’s Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

(21)	Form of Long-Term Incentive Plan Restricted Stock Award Agreement for Nonemployee Directors.	Reference is made to Exhibit 10.23 of the registrant’s Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

(22)	Form of Incentive Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.

(23)	Form of Non-Qualified Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.

(24)	Form of 2010 Performance Stock Award Agreement.	Reference is made to Exhibit 10.3 of registrant’s Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.

(25)	Form of Restricted Stock Award Agreement with restrictive covenants.	Reference is made to Exhibit 10.4 of registrant’s Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.

(26)	Form of Change-in-Control Agreement.	Reference is made to Exhibit 10(c) of registrant’s Form 10-Q/A as filed with the SEC on December 22, 2009, which is incorporated herein by reference.

(27)	Form of Change-in-Control Agreement for Certain Executive Officers.	Reference is made to Exhibit 10(d) of registrant’s Form 10-Q/A as filed with the SEC on December 22, 2009, which is incorporated herein by reference.

(28)	Form of Severance Agreement.	Reference is made to Exhibit 10(e) of registrant’s Form 10-Q/A as filed with the SEC on December 22, 2009, which is incorporated herein by reference.

(29)	Amendment to Change-in-Control Agreement and Severance Agreement dated as of December 28, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John R. Morgan.	Reference is made to Exhibit 10 of registrant’s Form 8-K as filed with the SEC on December 31, 2009, which is incorporated herein by reference.

(30)	Form of Incentive Stock Options Agreement for Executive Employees for grants made on and after September 1, 2009.	Reference is made to Exhibit 10.1 of the registrant’s Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.

(31)	Form of Non-Qualified Stock Option Agreement for Executive Employees for grants made on and after September 1, 2009.	Reference is made to Exhibit 10.2 of the registrant’s Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.

(32)	Form of 2010 Performance Stock Award Agreement for grants made on and after September 1, 2009.	Reference is made to Exhibit 10.3 of the registrant’s Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.

(33)	Form of Restricted Stock Award Agreement for grants made on and after September 1, 2009.	Reference is made to Exhibit 10.4 of the registrant’s Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.

(34)	Zep Inc. 2010 Omnibus Incentive Plan.	Reference is made to Exhibit A of the registrant’s 2010 Proxy Statement, as filed with the SEC on November 19, 2009, which is incorporated herein by reference.

(35)	Zep Inc. 2010 Omnibus Incentive Plan Form of Restricted Stock Award Agreement for Non-Employee Directors.	Reference is made to Exhibit 10(d) of the registrant’s Form 10-Q for the fiscal quarter ended February 28, 2010, as filed with the SEC on April 7, 2010, which is incorporated herein by reference.

(36)	Amendment No. 2 to the Zep, Inc. Supplemental Deferred Savings Plan, dated January 8, 2010.	Reference is made to Exhibit 10(e) of the registrant’s Form 10-Q for the fiscal quarter ended February 28, 2010, as filed with the SEC on April 7, 2010, which is incorporated herein by reference.

(37)	Separation and Termination Agreement, dated as of July 16, 2010, by and between Zep Inc and C. Francis Whitaker III.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the SEC on July 21, 2009, which is incorporated herein by reference.

(38)	Amendment to Change-in-Control Agreement and Severance Agreement, dated as of August 20, 2010, by and between Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the SEC on August 23, 2009, which is incorporated herein by reference.

(39)	Zep Inc. Amended and Restated Supplemental Deferred Savings Plan, effective as of October 5, 2010.	Reference is made to Exhibit 10(iii)A(48) of registrant’s Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.

(40)	Amendment, effective as of October 5, 2010, to the Zep Inc. 2010 Omnibus Incentive Plan.	Reference is made to Exhibit 10(iii)A(49) of registrant’s Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.

(41)	Form of Amendment to Change-in-Control Agreement and Severance Agreement, effective as of October 5, 2010.	Reference is made to Exhibit 10(iii)A(50) of registrant’s Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.

(42)	Form of Incentive Stock Options Agreement for Executive Employees for grants under the 2010 Omnibus Incentive Plan.	Reference is made to Exhibit 10(iii)A(51) of registrant’s Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.

(43)	Form of Non-Qualified Stock Options Agreement for Executive Employees for grants under the 2010 Omnibus Incentive Plan.	Reference is made to Exhibit 10(iii)A(52) of registrant’s Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.

(44)	Form of Performance Stock Award Agreement for grants under the 2010 Omnibus Incentive Plan.	Reference is made to Exhibit 10(iii)A(53) of registrant’s Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
(45)	Form of Restricted Stock Award Agreement for grants under the 2010 Omnibus Incentive Plan.	Reference is made to Exhibit 10(iii)A(54) of registrant’s Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.

(46)	Form of Restricted Stock Award Agreement for Retiring Nonemployee Director.	Reference is made to Exhibit 10(iii)A(55) of registrant’s Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.

(47)	Form of Restricted Stock Award Agreement for Non-Employee Directors.	Reference is made to Exhibit 10(a) of the registrant’s Form 10-Q for the fiscal quarter ended November 30, 2010, as filed with the SEC on January 5, 2011, which is incorporated herein by reference.

(48)	Zep Inc. Omnibus Incentive Plan Form of Performance Stock Award Agreement.	Reference is made to Exhibit 10(a) of the registrant’s Form 10-Q for the fiscal quarter ended May 31, 2011, as filed with the SEC on July 7, 2011, which is incorporated herein by reference.

(49)	Zep Inc. Omnibus Incentive Plan Form of Incentive Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10(b) of the registrant’s Form 10-Q for the fiscal quarter ended May 31, 2011, as filed with the SEC on July 7, 2011, which is incorporated herein by reference.

(50)	Zep Inc. Omnibus Incentive Plan Form of Non-Qualified Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10(c) of the registrant’s Form 10-Q for the fiscal quarter ended May 31, 2011, as filed with the SEC on July 7, 2011, which is incorporated herein by reference.

(51)	Zep Inc. Omnibus Incentive Plan Form of Restricted Stock Award Agreement.	Reference is made to Exhibit 10(d) of the registrant’s Form 10-Q for the fiscal quarter ended May 31, 2011, as filed with the SEC on July 7, 2011, which is incorporated herein by reference.

	(52)	Zep Inc. Omnibus Incentive Plan Form of Restricted Stock Award Agreement.	Filed with the SEC as part of this Form 10-K.

EXHIBIT 12		Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed with the SEC as part of this Form 10-K.

EXHIBIT 21		List of Subsidiaries.	Filed with the SEC as part of this Form 10-K.

EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the SEC as part of this Form 10-K.

EXHIBIT 24		Powers of Attorney.	Filed with the SEC as part of this Form 10-K.

EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the SEC as part of this Form 10-K.

	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the SEC as part of this Form 10-K.

EXHIBIT 32	(a)	Section 1350 Certification, signed by John K. Morgan	Furnished with the SEC as part of this Form 10-K.

	(b)	Section 1350 Certification, signed by Mark R. Bachmann	Furnished with the SEC as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zep Inc.

Date: November 1, 2011	By:	/s/ JOHN K. MORGAN
John K. Morgan Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ JOHN K. MORGAN	Chairman, President, and Chief Executive	November 1, 2011
	John K. Morgan	Officer (Principal Executive Officer)

	/s/ MARK R. BACHMANN	Executive Vice President and Chief Financial	November 1, 2011
	Mark R. Bachmann	Officer (Principal Financial and Accounting Officer)

	*	Director	November 1, 2011
Timothy M. Manganello

	*	Director	November 1, 2011
Timothy T. Tevens

	*	Director	November 1, 2011
O.B. Grayson Hall, Jr.

	*	Director	November 1, 2011
Joseph Squicciarino

	*	Director	November 1, 2011
Ronald D. Brown

	*	Director	November 1, 2011
Sidney J. Nurkin

	*	Director	November 1, 2011
J. Veronica Biggins

*BY:	/s/ Mark R. Bachmann	Executive Vice President and Chief Financial	November 1, 2011
	Mark R. Bachmann	Officer (Principal Financial and Accounting
Officer)

SCHEDULE II

Zep Inc.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED AUGUST 31, 2011, 2010, AND 2009

(in thousands)

	Balance at	Additions and Reductions Charged to			Balance at
	Beginning of Year	Costs and Expenses	Other Accounts	Deductions	End of Year
Year Ended August 31, 2011:
Reserve for doubtful accounts	$4,995	2,007	—	2,487	$4,515

Reserve for estimated returns and allowances	$424	14,015	—	13,861	$578

Year Ended August 31, 2010:
Reserve for doubtful accounts	$4,955	2,940	—	2,900	$4,995

Reserve for estimated returns and allowances	$500	13,868	—	13,944	$424

Year Ended August 31, 2009:
Reserve for doubtful accounts	$3,329	5,608	—	3,982	$4,955

Reserve for estimated returns and allowances	$420	13,516	—	13,436	$500