Form 10-Q
period 2011-11-30
Zep Inc.
filed 2012-01-09
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Common Stock — $0.01 Par Value — 21,952,212 shares as of January 3, 2012.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.                                    Consolidated Financial Statements

Zep Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	NOVEMBER 30, 2011	AUGUST 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,000	$7,219
Accounts receivable, less reserve for doubtful accounts of $4,321 at November 30, 2011, and $4,515 at August 31, 2011	85,112	95,681
Inventories	68,192	61,147
Deferred income taxes	8,101	8,169
Prepayments and other current assets	12,977	9,896
Total Current Assets	178,382	182,112
Property, Plant, and Equipment, at cost:
Land	4,518	4,535
Buildings and leasehold improvements	59,496	59,529
Machinery and equipment	101,719	100,029
Total Property, Plant, and Equipment	165,733	164,093
Less - Accumulated depreciation and amortization	96,814	96,225
Property, Plant, and Equipment, net	68,919	67,868
Other Assets:
Goodwill	84,112	84,418
Identifiable intangible assets	64,027	65,136
Deferred income taxes	959	1,020
Other long-term assets	3,005	3,215
Total Other Assets	152,103	153,789
Total Assets	$399,404	$403,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,000	$15,000
Accounts payable	55,628	56,821
Accrued compensation	18,146	18,161
Other accrued liabilities	24,640	27,482
Total Current Liabilities	113,414	117,464
Long-term debt, less current maturities	104,575	104,650
Deferred Income Taxes	6,172	6,224
Self-Insurance Reserves, less current portion	3,441	3,443
Other Long-Term Liabilities	22,108	22,865
Commitments and Contingencies (see Note 4)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 21,736,873 issued and outstanding at November 30, 2011, and 21,631,850 issued and outstanding at August 31, 2011	217	216
Paid-in capital	93,850	92,925
Retained earnings	41,668	38,970
Accumulated other comprehensive income items	13,959	17,012
Total Stockholders’ Equity	149,694	149,123
Total Liabilities and Stockholders’ Equity	$399,404	$403,769

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	THREE MONTHS ENDED NOVEMBER 30,
	2011	2010
Net Sales	$153,498	$157,441
Cost of Products Sold	80,571	79,390
Gross Profit	72,927	78,051
Selling, Distribution, and Administrative Expenses	65,521	67,673
Restructuring Charges	—	718
Operating Profit	7,406	9,660
Other Expense (Income):
Interest expense, net	1,432	1,872
(Gain) Loss on foreign currency transactions	250	(161)
Miscellaneous expense, net	167	100
Total Other Expense	1,849	1,811
Income before Provision for Income Taxes	5,557	7,849
Provision for Income Taxes	1,978	2,910
Net Income	$3,579	$4,939
Earnings Per Share:
Basic Earnings per Share	$0.16	$0.23
Basic Weighted Average Number of Shares Outstanding	21,704	21,387
Diluted Earnings per Share	$0.16	$0.22
Diluted Weighted Average Number of Shares Outstanding	22,041	21,871
Dividends Declared per Share	$0.04	$0.04

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	THREE MONTHS ENDED NOVEMBER 30,
	2011	2010
Cash Provided by Operating Activities:
Net income	$3,579	$4,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,465	3,563
Gain on disposal of fixed assets	(43)	—
Excess tax benefits from share-based payments	(6)	(231)
Other non-cash charges	869	854
Deferred income taxes	78	882
Change in assets and liabilities, net of effect of acquisitions and divestitures -
Accounts receivable	8,939	8,137
Inventories	(7,629)	(4,870)
Prepayments and other current assets	(3,190)	(1,507)
Accounts payable	(580)	(2,770)
Accrued compensation and other current liabilities	(2,249)	(3,235)
Self insurance and other long-term liabilities	(760)	(377)
Other assets	(825)	(852)
Net Cash Provided by Operating Activities	1,648	4,533
Cash Used for Investing Activities:
Purchases of property, plant, and equipment	(3,767)	(1,623)
Acquisitions	—	(74,342)
Proceeds from sale of property, plant, and equipment	43	—
Net Cash Used for Investing Activities	(3,724)	(75,965)
Cash (Used for) Provided by Financing Activities:
Proceeds from credit facility borrowings	93,300	144,500
Repayments of borrowings from credit facility	(93,375)	(83,675)
Employee stock issuances	58	99
Excess tax benefits from share-based payments	6	231
Dividend payments	(881)	(871)
Net Cash (Used for) Provided by Financing Activities	(892)	60,284
Effect of Exchange Rate Changes on Cash	(251)	637
Net Change in Cash and Cash Equivalents	(3,219)	(10,511)
Cash and Cash Equivalents at Beginning of Period	7,219	25,257
Cash and Cash Equivalents at End of Period	$4,000	$14,746

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Zep Inc. (“Zep”, the “Company”, “we”, “our”, or “us”) is a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well recognized brand names, some of which have been in existence since we were founded in 1937. Our product portfolio, which is produced using more than 4,000 unique formulations, includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems and a wide variety of automotive maintenance chemicals. We sell our products directly to end users through a sales organization, to consumers accessed through home improvement stores and automotive after-market retailers, and to large national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. We believe that we are a leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. As the result of recent acquisitions, we have established a strong presence in the industrial distribution market and strengthened our position in the retail market.

Basis of Presentation

The financial statements in this Form 10-Q are presented on a consolidated basis and include the accounts of Zep and its subsidiaries. The unaudited interim Consolidated Financial Statements included in this Form 10-Q have been prepared by management in accordance with U.S. generally accepted accounting principles and present our financial position, results of operations, and cash flows. These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the consolidated results for the interim periods presented. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, we believe that the disclosures included in this Form 10-Q are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements as of August 31, 2011, and August 31, 2010, and for the three years ended August 31, 2011 and notes thereto included within our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on November 1, 2011 (File No. 001-33633) (“Form 10-K”).

The results of operations for the three months ended November 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year. More specifically, due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarter of our fiscal year have historically outpaced those generated in the first half of the fiscal year.

2. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. Inventories are stated at the lower of cost (on a first-in, first-out or average cost basis) or market and consist of the following:

	November 30, 2011	August 31, 2011
Raw materials and supplies	$24,526	$22,435
Work in process	990	1,226
Finished goods	45,341	40,192
	70,857	63,853
Less: Reserves	(2,665)	(2,706)
	$68,192	$61,147

3. DEBT OBLIGATIONS

On July 15, 2010, the Company entered into a $320 million five-year senior, secured credit facility (the “2010 Credit Facility”). As of November 30, 2011, $104.6 million of the total $119.6 million in borrowings made under the 2010 Credit Facility have been reflected within Long-term debt, less current maturities on our Consolidated Balance Sheets given our current intent and ability to settle $104.6 million of those borrowings in periods subsequent to November 30, 2012. The short- and long-term classification of debt on our Consolidated Balance Sheets may fluctuate not only in response to repayment of amounts borrowed under the 2010 Credit Facility, but also concurrent with changes in our projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the 2010 Credit Facility approximated 0.2% during the three months ended November 30, 2011. As of November 30, 2011, we had additional borrowing capacity under the 2010 Credit Facility of $179.1 million, which represents the full amount of the 2010 Credit Facility less the aforementioned borrowings, amounts drawn under the term loan portion of that facility, and outstanding letters of credit that totaled $11.4 million and were issued under the 2010 Credit Facility. We remained in compliance with our debt covenants as of November 30, 2011, and we believe that, during the next twelve months, our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements, excluding acquisitions, that we may choose to execute in pursuit of our strategic initiatives.  We do not expect the sources of or intended uses for our cash to change significantly in the foreseeable future, excluding acquisitions.

4. COMMITMENTS AND CONTINGENCIES

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

We establish accruals for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for such claims. However, we cannot make a meaningful estimate of actual costs or a range of reasonably possible losses that could possibly be higher or lower than the amounts accrued. In addition, from time to time we may incur expense associated with efforts to enforce our non-compete agreements.

Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc.

We are a defendant in Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc., a lawsuit that commenced in December 2010 in the Superior Court in Alameda County, California. The plaintiffs, who were formerly employed as sales representatives by Acuity Specialty Products, Inc., a subsidiary of the Company (“Acuity”), brought the lawsuit on behalf of themselves and on behalf of a putative class that includes all of Acuity’s current sales representatives based in California and all former sales representatives based in California who were employed by Acuity on December 30, 2006 or thereafter. The putative class consists of 141 members, including 30 current sales representatives and 111 former sales representatives. The plaintiffs allege that Acuity failed to reimburse the putative class members for work-related expenses and failed to pay the putative class members their wages by assessing unlawful deductions from commissions. The Plaintiffs are also seeking to recover statutory and/or civil penalties pursuant to the California Labor Private Attorney General Act. The Court has not yet considered whether to certify the putative class. We believe we have substantial factual and legal defenses to the claims made in the lawsuit, and we intend to assert the defenses aggressively.

In May 2011, we made settlement offers to all members of the putative class, other than the named plaintiffs, who were then currently employed by Acuity in an effort to reduce the expenses of litigating the case and to eliminate any potential adverse impact to ongoing selling efforts. Approximately 30 of the offerees accepted the settlement offer. In September 2011, we participated in an unsuccessful, non-binding mediation process in an attempt to settle the lawsuit. In October 2011, we made a second offer of settlement to the members of the putative class who are currently employed and who did not accept the first settlement offer, as well as a first settlement offer to all members of the putative class who are former employees of Acuity. We subsequently withdrew the offer to members of the putative class that we currently employ. As of December 15, 2011, approximately 59 members of the putative class who are former employees have accepted a settlement offer. We may enter into additional discussions regarding settlement of the lawsuit with the named plaintiffs and other members of the putative class, and we may enter into settlement agreements, if we believe settlement is in the best interest of our shareholders.

During the year ended August 31, 2011, we established a $1.8 million accrual, which, based on the facts known as of the time of filing of this Quarterly Report on Form 10-Q, continues to represent our best estimate of the probable loss related to this litigation. If the Company is not successful in its defense against the claims asserted in the lawsuit and if there is an adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to the Company’s financial condition or results of operations. However, because of the uncertainty of the outcome of the lawsuit, including whether the class will be certified and the amount of damages, if any, any class member may be able to prove, and because the Company’s liability, if any, arising from the litigation, including the size of any damages awarded if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, the Company cannot estimate the reasonably possible losses or range of loss that may arise from the litigation in excess of the amounts described above. We continue to anticipate incurring approximately $1.2 million of costs associated with legal defense fees during the first half of fiscal year 2012 in connection with this matter.

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

We own and operate property located on Seaboard Industrial Boulevard in Atlanta, Georgia where we have been named as a responsible party. We and the current and former owners of adjoining properties have agreed to share the expected costs and responsibilities of remediation. Further, we have executed a Consent Order with the Georgia Environmental Protection Division (“EPD”) covering this remediation, and are operating under an EPD approved Corrective Action Plan, which may be amended from time to time based on the progression of our remediation. In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with subsurface remediation, primarily to remove, or secure, contaminants from soil underlying this property, and other related environmental issues. While over approximately the next twenty years it is reasonably possible that the total losses incurred by Zep in connection with this matter could range up to $10.0 million, management’s best estimate of remediation costs continues to be $5.0 million. To date, we have expended approximately $2.4 million of the $5.0 million accrual established in May 2007. Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate. We arrived at the current estimates based on studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts in the first five years addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

In December 2010, we became aware of contamination in one of our waste water treatment facilities caused by a raw material used in our production. As a result of the contamination, we concluded that we were in violation of our Industrial Waste Water Permit issued by the City of Atlanta. In addition, as a result of this contamination, waste may have been shipped off-site in violation of state and federal rules governing the transportation and disposal of hazardous waste. We incurred $1.4 million of incremental cost during our second quarter in fiscal 2011 as a result of this contamination. We voluntarily notified the City of Atlanta and the EPD of this matter. While we do not expect to incur material elevated operating costs beyond those expended in the second quarter of fiscal 2011, we may incur fines and be subject to consent orders, the cost of which is unknown at this time.

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

As of November 30, 2011, the liabilities presented within our Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $10.5 million, which represents our best estimate of costs associated with the aforementioned Amended Corrective Action Plan for Amrep’s Marietta, Georgia location, primarily to remediate contaminants underlying the Marietta manufacturing facility and affected adjacent properties, and other related environmental issues. While over the next approximately twenty years it is reasonably possible that the total losses incurred by Zep in connection with this matter could range up to $18.0 million, management’s best estimate of remaining remediation costs continues to be $10.5 million. Further sampling, engineering studies, and/or changes in regulatory requirements could cause revision to the current estimate. The initially recorded $12.0 million estimate was derived based on studies prepared by independent third party environmental consulting firms. To date, we have expended approximately $1.5 million of the $12.0 million accrual established in December 2009. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation designed to address the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Additionally, Amrep previously conducted manufacturing operations at an unrelated property in Georgia that has since been sold. Pursuant to the terms of the sale, Amrep has retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address the sub-surface contamination and, at this time, does not anticipate that costs associated with future remediation efforts will be material. As of November 30, 2011, accruals associated with this effort totaled approximately $0.2 million. However, the actual cost of remediation could vary depending upon the results of additional testing and geological studies and the rate at which site conditions may change. Finally, the Company has submitted a comprehensive Affected Property Assessment Report to address the sub-surface contamination at a Texas manufacturing location owned by Amrep, and, at this time, does not anticipate that the costs associated with future remediation efforts will be material. These estimates could change, however, based upon the response of the Texas Commission on Environmental Quality to that plan.

5. RESTRUCTURING CHARGES

The fiscal year 2012 changes to our accrued restructuring liability (included within Accrued compensation and Other accrued liabilities on the Consolidated Balance Sheets) are as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2011	$628	$1,880
Restructuring charges recorded during fiscal year 2012	—	—
Payments made from restructuring accruals	(193)	(759)
Balance as of November 30, 2011	$435	$1,121

6. EARNINGS PER SHARE

On September 1, 2009, we retrospectively adopted an accounting pronouncement that provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share. This guidance is applicable to us due to a dividend protection feature inherent within certain of our historical equity awards. Awards issued under the fiscal years 2011 and 2012 annual grants did not include a dividend protection feature, and we do not currently intend to reinstate this provision. Therefore, we expect the impact of this guidance on our earnings per share calculations to diminish over time.

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

The following table reflects basic and diluted earnings per common share:

	Three Months Ended November 30,
	2011	2010
Basic earnings per share:
Net income	$3,579	$4,939
Less: Allocation of earnings and dividends to participating securities	(27)	(65)
Net income available to common shareholders—basic	$3,552	$4,874
Basic weighted average shares outstanding	21,704	21,387
Basic earnings per share	$0.16	$0.23
Diluted earnings per share:
Net income available to common shareholders—basic	$3,552	$4,874
Add: Undistributed earnings reallocated to unvested shareholders	—	1
Net income available to common shareholders—diluted	$3,552	$4,875
Basic weighted average shares outstanding	21,704	21,387
Common stock equivalents (stock options and restricted stock)	337	484
Diluted weighted average shares outstanding	22,041	21,871
Diluted earnings per share	$0.16	$0.22

For the quarters ended November 30, 2011 and 2010, we excluded from our earnings per share calculation 0.6 million common stock equivalents, because of their anti-dilutive effect on this calculation.

7. COMPREHENSIVE INCOME

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

	Three Months Ended November 30,
	2011	2010
Net income	$3,579	$4,939
Foreign currency translation adjustments (net of tax of $0)	(3,053)	1,410
Comprehensive income	$526	$6,349

Foreign currency translation adjustments for the three months ended November 30, 2011, resulted primarily from the fluctuation in the value of the U.S. Dollar relative to the Canadian Dollar and the Euro.

8. FAIR VALUE DISCLOSURES

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt and related derivative instruments. The book values of cash and cash equivalents, trade receivables, and trade payables are representative of their respective fair values due to their short-term nature.

We estimate that the carrying value of all of our outstanding debt obligations approximates fair value based on the variable nature of interest rates associated with the indebtedness. We measure our non-financial assets, such as property and equipment, goodwill and certain other assets at fair value for impairment.

During the quarter ended November 30, 2010, in connection with one of our acquisitions, we recorded a $3.75 million earnout liability whose payment is contingent upon earnings targets that may be attained at any time during a three-year period. We estimate the fair value of this Level 3 liability at each reporting date using a probability-weighted discounted cash flow analysis, which requires the evaluation of significant unobservable inputs including revenue and earnings projections as well as discount rate assumptions. The fair value of this contingent consideration liability at November 30, 2011, was unchanged. Our determination of this contingent consideration liability’s fair value could change in future periods. We will record any such change in fair value to Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income.

9. SUBSEQUENT EVENTS

On December 19, 2011, after the completion of our first fiscal quarter, we entered into a $12.5 million bridge loan agreement, as lender, with Adco Products, LLC, as borrower. The loan agreement provides that the proceeds will be used by the borrower to, among other things, acquire certain assets of another company. Pursuant to the loan agreement, the borrower granted us a security interest in all of its assets to secure its obligations. The owner of the borrower guaranteed the obligations of the borrower under the loan agreement and pledged all of the equity interests of the borrower and an affiliated company to secure his obligations under the guaranty.

Amounts outstanding under the loan agreement will bear interest at a rate equal to 3.0% per annum plus the average interest rate for the preceding fiscal quarter of our 2010 Credit Facility. Upon and during the continuation of an event of default, 2% per annum would be added to the interest rate. The loan agreement contains provisions requiring a debt refinancing, an equity conversion and related transactions to be consummated on or before January 31, 2013 (the “Refinancing”).  Pursuant to the Refinancing, $5 million of the bridge loan will be converted into Series A Preferred Stock of the borrower or its direct parent (collectively, the “Issuer”) with dividends equal to the interest rate and convertible at the option of the holder into 20% of the outstanding common stock of the Issuer, subject to anti-dilution adjustments. The remaining $7.5 million will be converted into a subordinated convertible term loan maturing on January 31, 2017, and also convertible at our option into 15% of the outstanding common stock of the Issuer.

We made the investment as part of a plan to acquire an equity investment in the borrower’s direct parent, which we believe will provide us with access to attractive product-innovation capabilities and new product technologies. In connection with this investment, we anticipate entering into a master service agreement with the borrower’s direct parent for product-development services and a technology sharing agreement with the borrower’s direct parent for access to new-product technology.

Item 2.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of our results of operations, financial position, cash flows, indebtedness, and other key financial information as of and for the three months ended November 30, 2011 and 2010. Also, please refer to our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, filed with the SEC on November 1, 2011, for additional information regarding Zep, including our audited consolidated financial statements as of and for each of the three years ended August 31, 2011 and the related notes thereto (the “Form 10-K”).

Overview

Company

We are a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well recognized brand names, some of which have been in existence since we were founded in 1937. Our product portfolio, which is currently produced using more than 4,000 unique formulations, includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems and a wide variety of automotive maintenance chemicals. We sell our products through a sales and service organization, to consumers primarily through home improvement stores and automotive after-market retailers, and to national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. We believe that we are a leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. Furthermore, as the result of recent acquisitions, we have established a strong presence in the industrial distribution market and strengthened our position in the retail market.

Due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarter of our fiscal year have historically outpaced those generated in the first half of the fiscal year. Additional discussion of trends and expectations related to the remainder of fiscal year 2012 and beyond is included within the Results of Operations and Outlook sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On December 7, 2011, we completed the purchase of certain assets of Nevada based Washtronics of America Inc. (“Washtronics”), a pioneer of automatic truck and fleet wash systems and products. Washtronics will complement Niagara’s operations in the western United States, and with certain key customers. The addition of the Washtronics brand of custom truck wash, pressure washers and maintenance chemicals also expands our overall transportation product portfolio that today consists of the Zep, EnviroEdge, Niagara, and Armor All Professional brands. None of our acquisition activities have impacted our compliance with our debt covenants, nor have these activities affected management’s belief that we will be able to meet the liquidity needs of our business over the next 12 months.

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

•                  Build upon existing European and develop other international capabilities; and

•                  Expand through selected acquisitions.

During the three years following our spin-off in 2007, we streamlined our historical product offering by approximately 50%, allowing our direct sales organization to focus on its most profitable products; we reduced our North American branch network from 42 locations to the 17 locations we believe are the best positioned to serve our customers; and we reduced non-sales headcount by approximately 20%. These changes allowed us to increase our cash flows and to reduce our debt by 53% before we began pursuing acquisitive growth opportunities. Most importantly, we reduced the breakeven point of our direct-sales business by almost one-third.

We began to implement our acquisition strategy in fiscal 2010. As described in the Acquisitions section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, in January 2010, we acquired Amrep, a leader in maintenance chemicals for the automotive aftermarket as well as the janitorial market sold through distributors. In September 2010, we acquired certain assets and liabilities from Waterbury Companies including certain air-care brands. These two acquisitions gave us a solid presence in the industrial distribution market, and strengthened our position in the retail market. The acquisition of Amrep also allowed us to consolidate further our manufacturing operations. In October 2010 and December 2011, we acquired the assets of Niagara and Washtronics, respectively, which complements the strength of our direct-sales organization in the vehicle-wash market, specifically in the truck and fleet washing equipment markets.

During fiscal 2011, we completed the integration of the Amrep, Waterbury, and Niagara acquisitions.  With these acquisitions now complete, we are realizing numerous synergies in the sourcing, manufacturing and delivery of our products and services, including the capability to provide single order invoicing for our customers.  We also centralized our supply chain operations during fiscal year 2011 to allow manufacturing plants to produce product for multiple sales channels.  With these components of our business transformation now complete, we will continue to our focus to growing the business both organically as well as through acquisitions.

Liquidity and Capital Resources

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our five-year senior, secured credit facility (the “2010 Credit Facility”), which provides for a maximum borrowing capacity of $311 million. We also have $7.2 million of industrial revenue bonds that are due in 2018. Our industrial revenue bonds were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in DeSoto, Texas. We have issued outstanding letters of credit totaling $11.4 million primarily for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs as well as supporting certain environmental obligations. These letters of credit were outstanding under the 2010 Credit Facility as of November 30, 2011, thereby reducing the total availability under the credit facility by such amount. As of November 30, 2011, we had $4.0 million in cash and cash equivalents of which $3.4 million was held by our foreign subsidiaries. Cash and cash equivalents held by our foreign subsidiaries averaged $16.2 million during the three months ended November 30, 2011. If in the future it becomes necessary to use all or a portion of the accumulated earnings generated by our foreign subsidiaries for our U.S. operations, we would be required to accrue and pay U.S. taxes on the funds repatriated for use within our U.S. operations. Our plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. Rather, our intent is to reinvest earnings generated by our foreign subsidiaries indefinitely outside of the U.S. for purposes including but not limited to growing our international operations through acquisitions.

Net debt, which is defined as Current maturities of long-term debt plus Long-term debt, less current maturities minus Cash and cash equivalents, as of November 30, 2011 was $115.6 million; an increase of $3.2 million compared with August 31, 2011. The increase in net debt primarily reflects the increased borrowings required to fund our capital expenditures during the three months ended November 30, 2011 ($3.8 million), and dividend payments during the previous twelve months ($0.9 million), partially offset by cash flows provided by operating activities of $1.6 million.

On December 19, 2011, after the completion of our first fiscal quarter, we entered into a $12.5 million bridge loan agreement, as lender, with Adco Products, LLC, as borrower.  Amounts outstanding under the loan agreement will bear interest at a rate equal to 3.0% per annum plus the average interest rate for the preceding fiscal quarter of our 2010 Credit Facility. Upon and during the continuation of an event of default, 2% per annum would be added to the interest rate. The loan agreement contains provisions requiring a debt refinancing, an equity conversion and related transactions to be consummated on or before January 31, 2013 (the “Refinancing”). Pursuant to the Refinancing, $5 million of the bridge loan will be converted into Series A Preferred Stock of the borrower or its direct parent (collectively, the “Issuer”) with dividends equal to the interest rate and convertible at the option of the holder to 20% of the outstanding common stock of the Issuer, subject to anti-dilution adjustments. The remaining $7.5 million will be converted into a subordinated convertible term loan maturing on January 31, 2017, and also convertible at our option to 15% of the outstanding common stock of the Issuer. We made the investment as part of a plan to acquire an equity investment in the innovation company, which we believe will provide us with access to attractive product-innovation capabilities and new product technologies. In connection with this investment, we anticipate entering into a master service agreement with the innovation company for product-development services and a technology sharing agreement with the innovation company for access to new-product technology.

We remained in compliance with our debt covenants as of November 30, 2011, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months, excluding acquisitions that we may choose to execute in pursuit of our strategic initiatives. We do not expect the sources of or intended uses for our cash to change significantly in the foreseeable future, excluding acquisitions. In addition, we have an effective shelf registration statement that registers the issuance of up to an aggregate of $200 million of equity, debt, and certain other types of securities through one or more future offerings. The net proceeds from the sale of any securities pursuant to the shelf registration statement may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Net cash provided by our operating activities totaled $1.6 million during the first three months of fiscal year 2012, compared with $4.5 million in the prior year period. The decrease in cash flow provided by operating activities reflects a comparative decrease in net income as well as an increase in cash used to fund inventory production.  As previously communicated, we intend to increase inventory levels ahead of our further implementation of SAP currently scheduled during calendar year 2012. Overall, cash generated by operating working capital (accounts receivable plus inventory minus accounts payable) remained consistent with the same quarter in the prior year.

Management believes that investing in assets and programs that will over time increase the return on our invested capital is a key factor in creating stockholder value. We invested $3.8 million and $1.6 million in the first three months of fiscal year 2012 and 2011, respectively. The year-over-year increase in capital spending is primarily due to the funding of SAP implementation activities.  We expect to make capital expenditures of approximately $15.0 million to $17.0 million in fiscal year 2012.

Results of Operations

First Quarter of Fiscal Year 2012 Compared with First Quarter of Fiscal Year 2011

The following table sets forth information comparing the components of net income for the three months ended November 30, 2011 with the three months ended November 30, 2010:

	Three Months Ended November 30,		Percent
(Dollars in millions)	2011	2010	Change
Net Sales	$153.5	$157.4	(2.5)%
Gross Profit	72.9	78.1	(6.6)%
Percent of net sales	47.5%	49.6%
Operating Profit	7.4	9.7	(23.3)%
Percent of net sales	4.8%	6.1%
Income before Provision for Taxes	5.6	7.8	(29.2)%
Percent of net sales	3.6%	5.0%
Net Income	$3.6	$4.9	(27.5)%

Net Sales

Net sales totaled $153.5 million in the first quarter of fiscal year 2012 compared with $157.4 million in the first quarter of fiscal 2011, a decrease of $3.9 million or 2.5%. Price increases contributed $5.4 million in revenue during the first quarter of fiscal year 2012. We implemented these price increases to mitigate continuing increases in raw material costs. However, net sales in the first quarter of fiscal year 2012 reflected mixed results as growth in the automotive aftermarket, food processing, and industrial maintenance and repair end-markets was more than offset by sales volume declines in other end-markets including government, vehicle wash and in home improvement retail.

Gross Profit

	Three Months Ended November 30,		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Net Sales	$153.5	$157.4	$(3.9)	(2.5)%
Cost of Products Sold	80.6	79.4	1.2	1.5%
Percent of net sales	52.5%	50.4%
Gross Profit	$72.9	$78.1	$(5.1)	(6.6)%
Percent of net sales	47.5%	49.6%

Gross profit decreased $5.1 million, or 6.6% to $72.9 million in the first quarter of fiscal year 2012 compared with $78.1 million in the first quarter of fiscal year 2011. Gross profit margin was 47.5% in the first quarter of fiscal year 2012, representing an approximate 210 basis point decline from the first quarter of fiscal year 2011. The decline in gross profit margin was primarily attributable to the impact of higher raw material costs and an increase in the percentage of sales to customers accessed through acquired platforms.

Operating Profit

	Three Months Ended November 30,		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Gross Profit	$72.9	$78.1	$(5.1)	(6.6)%
Percent of net sales	47.5%	49.6%
Selling, Distribution, and Administrative Expenses	65.5	67.7	2.2	3.2%
Restructuring Charges	—	0.7	0.7	100.0%
Operating Profit	$7.4	$9.7	$(2.3)	(23.3)%
Percent of net sales	4.8%	6.1%

Operating profit decreased $2.3 million in the first quarter of fiscal year 2012 to a profit of $7.4 million compared with $9.7 million in the first quarter of fiscal year 2011. Operating margins were 4.8% in the first quarter of fiscal year 2012 compared with 6.1% in the first quarter of fiscal year 2011. Selling, distribution and administrative expenses as a percentage of net sales in the first quarter of fiscal year 2012 improved approximately 30 basis points compared with the first quarter of fiscal year 2011 due in part to the discontinuation of fees associated with the Waterbury transition services agreement, which expired during the fourth quarter of fiscal year 2011. The year-over-year decline in operating profit reflects the above-mentioned declines in net sales and gross profit.

We did not incur restructuring charges during the first quarter of fiscal year 2012.  In the first quarter of fiscal year 2011, we recorded a pretax restructuring charge of $0.7 million primarily for costs associated with facility consolidation and the reduction of non-sales headcount.  On a quarterly basis, we anticipate incurring between approximately $0.5 million and $0.6 million of costs associated with legal defense fees in connection with the Britto and Cowan v Zep Inc. and Acuity Specialty Products, Inc. legal matter until class action status of this matter is determined.  This matter is further described in Note 4 of Notes to Consolidated Financial Statements.  We anticipate total corporate development and legal costs in the second quarter of fiscal year 2012 to be approximately $0.04 to $0.06 per diluted share higher than what we normally incur during a typical year’s second fiscal quarter.

Income before Provision for Taxes

	Three Months Ended November 30,		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Operating Profit	$7.4	$9.7	$(2.3)	(23.3)%
Percent of net sales	4.8%	6.1%
Other Expense (Income)
Interest Expense, net	1.4	1.9	0.4	23.5%
(Gain) Loss on foreign currency transactions	0.3	(0.2)	(0.4)	(255)%
Miscellaneous Expense	0.2	0.1	(0.1)	(67)%
Total Other Expense	1.8	1.8	0.0	0.0%
Income before Provision for Taxes	$5.6	$7.8	$(2.3)	(29.2)%
Percent of net sales	3.6%	5.0%

At $1.8 million, total other expenses remained consistent on a year-over-year basis.

Provision for Taxes and Net Income

	Three Months Ended November 30,		Increase	Percent
(Dollars in millions)	2011	2010	(Decrease)	Change
Income before Provision for Income Taxes	$5.6	$7.8	$(2.3)	(29.2)%
Percent of net sales	3.6%	5.0%
Provision (Benefit) for Income Taxes	2.0	2.9	(0.9)	(32.0)%
Effective tax rate	35.6%	37.1%
Net Income (Loss)	$3.6	$4.9	$(1.4)	(27.5)%

Net income for the first quarter of fiscal year 2012 declined $1.4 million, or 27.5%, to $3.6 million compared with $4.9 million reported in the first quarter of fiscal year 2011. First quarter fiscal year 2012 net income reflects the above mentioned gross margin pressure caused by sustained volatility in the raw material commodities markets, and an economic environment in which both organic sales volume growth and the ability to adjust selling prices remains challenging.

The effective tax rate for the first quarter of fiscal year 2012 was 35.6%, compared with 37.1% in the first quarter of fiscal year 2011. Our effective tax rate is anticipated to range between 35.5% and 36.5% for fiscal year 2012.

Outlook

We are committed to transforming our business into a dynamic, market-driven enterprise that delivers superior products and customer service. Importantly, we believe we have made substantial improvements to our cost structure. In the near term, we intend to continue to invest in our business, organically as well as acquisitively, while leveraging our improved cost structure.

Small business operators who are particularly sensitive to downturns in the economy are responsible for a large portion of our sales volume, and, therefore, we expect sales volume to remain under pressure. In addition, high unemployment and a volatile raw material market persist, and we expect those conditions to continue have a negative impact on our gross profit margin through the first half of fiscal year 2012.  Assuming we attain an improved raw material cost to selling price relationship and gain traction on our strategic growth initiatives, we would expect the second half of fiscal year 2012 to improve over the prior year.

During fiscal year 2012, we intend to continue the following actions in pursuit of our strategic goals:

• Profitably grow the revenue of our sales and service organization by focusing on our key strategic end markets where the customers value the training and experience of our dedicated sales force. We intend to continue to invest in tools and training to enhance further the effectiveness of our sales and service organization. We also expect to seek to develop new products and new marketing initiatives for targeted strategic end-markets;

• Diversify our business with retailers by utilizing a variety of owned and private label brands focused on the “pro” buyer;

• Expand our business in the distributor channel by offering industrial and specialty distributors a variety of owned and private label brands focusing on the category management strategies of the distributors. We will seek to leverage our recently acquired assets and brands to penetrate further this channel;

• Improve and then expand our international operations leveraging the strengths of the Italian organization by more fully integrating our western European operations and evaluate acquisition opportunities to seek to expand in other areas of Europe and other regions of the world; and

• Grow through profitable, strategic acquisitions that will expand our access to markets and utilize the strength of our formulations and industry knowledge to accelerate our growth.

We believe that the success of our strategy in creating stockholder value will be measured by the following long-term financial objectives:

• Revenue growth in excess of market growth rates;

• Annualized EBITDA margin improvement of 50 basis points;

• Annualized earnings per share increases of 11 — 13%; and

• Returns on invested capital of greater than 15%.

These financial objectives are long term in nature and are expressed in terms of annualized improvement. We have previously stated that in the early phases of our transformation, we would likely experience inconsistency in meeting these objectives, and that we expect our financial results to fluctuate over time as we implement our strategy. Our progress towards these objectives was delayed by the deep and prolonged economic recession that began in December 2007 and worsened throughout the majority of our 2008 and 2009 fiscal years. However, as discussed in the previous sections, we believe we have made significant improvements to our business during the past three years, and we remain committed to achieving our previously stated long-term financial objectives.

We face potential execution risk with respect to accomplishing our strategic initiatives. We believe we are operating in a new economic reality following the broad economic downturn, and the full impact on our customers remains uncertain. While economists have declared an end to the recession, the economy continues to exhibit signs of significant weakness as it slowly recovers. As a result, we expect our end-markets will continue to face numerous operating challenges in the months to come. We believe markets reached through our direct-sales organization, which include transportation, food, industrial manufacturing, and government, are strongly correlated to seasonally-adjusted manufacturing employment, overall employment levels and, to some degree, new motor vehicle sales. Sales into this channel are expected to remain soft for the foreseeable future, and we intend to continue managing the business in a way that is not predicated upon a near-term recovery. However, as volume growth returns, we expect to realize significant financial leverage due to our efforts to improve productivity and streamline our business.

Volatility in the commodities markets had a negative impact on our margins and volumes during the first quarter of fiscal year 2012 and could have a negative impact on margins and volumes in the future. All this notwithstanding, we remain encouraged and believe the improvements to our cost structure should enable improvement in future EBITDA margins over the long term. We will continue to pursue aggressively each of the components of our strategic plan, and we are committed to delivering long-term value to our stockholders as measured by our long-term financial objectives.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; share-based compensation expense, depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty, and other accruals; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with our Audit Committee. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to the Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains, and other written or oral statements made by or on behalf of us may include, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we, or the executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Specifically, forward-looking statements may include, but are not limited to:

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

•                  competition;

•                  ability to realize anticipated benefits from strategic or planning initiatives and the timing of related benefits, including initiatives and benefits pertaining to acquisitions or strategic investments;

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

Item 3.                                    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due primarily to fluctuation in both interest rates and foreign exchange rates. There have been no material changes to our exposure from market risks from those disclosed in Part II, Item 7A. within the Form 10-K.

Item 4.                                     Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by us in the reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by the rules of the Securities and Exchange Commission, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2011. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

During the three months ended November 30, 2011, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                    Legal Proceedings

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based upon information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on our results of income, financial position, or cash flows in future periods. We establish accruals for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for such claims. However, we cannot make a meaningful estimate of actual costs or a range of reasonably possible losses that could be higher or lower than the amounts accrued. The information in Note 4 of Notes to Consolidated Financial Statements under the caption “Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc.” is incorporated by reference in this Item 1.

Item 1A.                           Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of our Form 10-K.

Item 6.                                    Exhibits

Exhibits are listed on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT Zep Inc.

DATE: January 9, 2012	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: January 9, 2012	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc. (effective July 7, 2011)	Reference is made to Exhibit 3(b) of registrant’s Form 10-Q as filed with the Commission on July 7, 2011, which is incorporated herein by reference.

EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Section 1350 Certification, signed by John K. Morgan	Furnished with the Securities and Exchange Commission as part of this Form 10-Q.

	(b)	Section 1350 Certification, signed by Mark R. Bachmann	Furnished with the Securities and Exchange Commission as part of this Form 10-Q.

EXHIBIT 101.INS XBRL	Instance Document

EXHIBIT 101.SCH XBRL	Taxonomy Extension Schema Document

EXHIBIT 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

EXHIBIT 101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

EXHIBIT 101.LAB XBRL	Taxonomy Extension Label Linkbase Document

EXHIBIT 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

*                                         Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets — November 30, 2011 (Unaudited), and August 31, 2011; (ii) Consolidated Statements of Income (Unaudited) — Three Months Ended November 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended November 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements (Unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.