Form 10-Q
period 2012-02-29
Zep Inc.
filed 2012-04-09
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Common Stock — $0.01 Par Value — 22,185,172 shares as of April 2, 2012.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.                                    Consolidated Financial Statements

Zep Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	FEBRUARY 29, 2012	AUGUST 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,319	$7,219
Accounts receivable, less reserve for doubtful accounts of $4,230 at February 29, 2012, and $4,515 at August 31, 2011	86,445	95,681
Inventories	71,871	61,147
Deferred income taxes	8,104	8,169
Prepayments and other current assets	23,871	9,896
Total Current Assets	193,610	182,112
Property, Plant, and Equipment, at cost:
Land	5,477	4,535
Buildings and leasehold improvements	61,355	59,529
Machinery and equipment	106,961	100,029
Total Property, Plant, and Equipment	173,793	164,093
Less - Accumulated depreciation and amortization	99,321	96,225
Property, Plant, and Equipment, net	74,472	67,868
Other Assets:
Goodwill	84,680	84,418
Identifiable intangible assets	65,556	65,136
Deferred income taxes	964	1,020
Other long-term assets	3,578	3,215
Total Other Assets	154,778	153,789
Total Assets	$422,860	$403,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,000	$15,000
Accounts payable	57,978	56,821
Accrued compensation	14,282	18,161
Other accrued liabilities	22,697	27,482
Total Current Liabilities	109,957	117,464
Long-term debt, less current maturities	128,400	104,650
Deferred Income Taxes	6,529	6,224
Self-Insurance Reserves, less current portion	3,442	3,443
Other Long-Term Liabilities	21,787	22,865
Commitments and Contingencies (see Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 21,793,858 issued and outstanding at February 29, 2012, and 21,631,850 issued and outstanding at August 31, 2011	218	216
Paid-in capital	94,838	92,925
Retained earnings	43,222	38,970
Accumulated other comprehensive income items	14,467	17,012
Total Stockholders’ Equity	152,745	149,123
Total Liabilities and Stockholders’ Equity	$422,860	$403,769

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	For the Three Months Ended February 29 and 28,		For the Six Months Ended February 29 and 28,
	2012	2011	2012	2011

Net Sales	$151,715	$146,835	$305,213	$304,276
Cost of Products Sold	83,720	78,244	164,291	157,634
Gross Profit	67,995	68,591	140,922	146,642
Selling, Distribution, and Administrative Expenses	62,343	63,811	127,864	131,484
Restructuring Charges	—	751	—	1,469
Gain on Sale of Building	—	(676)	—	(676)
Acquisition Costs	755	—	755	—
Operating Profit	4,897	4,705	12,303	14,365
Other Expense (Income):
Interest expense, net	1,368	1,613	2,801	3,485
Loss (Gain) on foreign currency transactions	22	(59)	272	(220)
Bargain purchase gain from business combination	(613)	—	(613)	—
Miscellaneous expense, net	165	27	332	127
Total Other Expense	942	1,581	2,792	3,392
Income before Provision for Income Taxes	3,955	3,124	9,511	10,973
Provision for Income Taxes	1,521	974	3,499	3,884
Net Income	2,434	2,150	6,012	7,089

Earnings Per Share:
Basic Earnings per Share	$0.11	$0.10	$0.28	$0.33

Basic Weighted Average Number of Shares Outstanding	21,763	21,506	21,732	21,454

Diluted Earnings per Share	$0.11	$0.10	$0.27	$0.32

Diluted Weighted Average Number of Shares Outstanding	22,123	21,982	22,182	21,937

Dividends Declared per Share	$0.04	$0.04	$0.08	$0.08

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SIX MONTHS ENDED FEBRUARY 29 AND 28,
	2012	2011
Cash Provided by (Used for) Operating Activities:
Net income	$6,012	$7,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,976	7,082
Gain on disposal of fixed assets	(43)	(676)
Excess tax benefits from share-based payments	(17)	(572)
Other non-cash charges	1,561	1,502
Deferred income taxes	77	1,739
Change in assets and liabilities, net of effect of acquisitions and divestitures -
Accounts receivable	8,999	10,932
Inventories	(9,922)	(8,537)
Prepayments and other current assets	(1,498)	(2,121)
Accounts payable	1,285	(6,870)
Accrued compensation and other current liabilities	(8,755)	(12,604)
Self insurance and other long-term liabilities	(1,080)	268
Other assets	(1,481)	(92)
Net Cash Provided by (Used for) Operating Activities	2,114	(2,860)
Cash Used for Investing Activities:
Purchases of property, plant, and equipment	(7,502)	(3,180)
Acquisitions, net of cash acquired	(8,243)	(76,065)
Loan to Innovation Partner	(12,500)	—
Proceeds from sale of property, plant, and equipment	43	1,084
Net Cash Used for Investing Activities	(28,202)	(78,161)
Cash Provided by (Used for) Financing Activities:
Proceeds from credit facility borrowings	173,500	88,117
Repayments of borrowings from credit facility	(149,750)	(26,867)
Employee stock issuances	336	719
Excess tax benefits from share-based payments	17	572
Dividend payments	(1,760)	(1,738)
Net Cash Provided by (Used for) Financing Activities	22,343	60,803
Effect of Exchange Rate Changes on Cash	(155)	1,866
Net Change in Cash and Cash Equivalents	(3,900)	(18,352)
Cash and Cash Equivalents at Beginning of Period	7,219	25,257
Cash and Cash Equivalents at End of Period	$3,319	$6,905

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Zep Inc. (“Zep”, the “Company”, “we”, “our”, or “us”) is a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well recognized brand names, some of which have been in existence since we were founded in 1937. Our product portfolio, which we produce using more than 4,000 unique formulations, includes anti-bacterial and industrial hand-care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems, and a wide variety of automotive maintenance chemicals. We sell our products through a sales and service organization, to consumers primarily through home improvement stores and automotive after-market retailers, and to large national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. We believe that we are a leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. Furthermore, as the result of recent acquisitions, we have established a strong presence in the industrial distribution market and strengthened our position in the retail market.

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

The results of operations for the three months ended February 29, 2012 are not indicative of the results we expect for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year. More specifically, due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarters of our fiscal year have historically outpaced those generated in the first half of the fiscal year.

We consolidate all entities that we control. The general condition for control is ownership of a majority of the voting interests of an entity. Control may also exist in arrangements where we are the primary beneficiary of a variable interest entity (VIE). An entity that will have both the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb the losses or receive the benefits significant to the VIE is considered a primary beneficiary of that entity. We have determined that we are not a primary beneficiary in any material variable interest entity.

2. ACQUISITIONS AND LOAN TO INNOVATION PARTNER

Washtronics of America Inc. Acquisition

On December 7, 2011, we completed the acquisition of the brands and certain assets of Nevada-based Washtronics of America Inc. (“Washtronics”), a leading producer of automatic truck and fleet wash systems and products in a transaction approved by the United States Bankruptcy Court. The historical total assets and operating results of Washtronics are not material to our Consolidated Financial Statements. Washtronics will become a part of Niagara National. Under the purchase method of accounting, we made an allocation of the Washtronics closing purchase price to the net tangible and intangible assets that we acquired from Washtronics based on their estimated fair values as of December 7, 2011. The acquisition of Washtronics, which filed for Chapter 11 bankruptcy protection prior to our purchase of its brands and certain assets, resulted in a bargain purchase gain of approximately $0.6 million.

Loan to Innovation Partner

On December 19, 2011, we entered into a $12.5 million bridge loan agreement, as lender, with Adco Products, LLC, (“Adco” or the “borrower”).  Adco is a specialty chemical manufacturer with research, innovation, product development and commercialization capabilities that reach markets that span the globe.   Amounts outstanding under the loan agreement will bear interest at a rate equal to 3.0% per annum plus the average interest rate for the preceding fiscal quarter of our 2010 Credit Facility. Interest is due and payable on a quarterly basis. Upon and during the continuation of an event of default, 2% per annum would be added to the interest rate. The loan agreement contains provisions, which are subject to final negotiation, that may result in a debt refinancing, an equity conversion and related transactions to be consummated on or before January 31, 2013 (the “Refinancing”). Pursuant to the Refinancing, $5 million of the bridge loan may be converted into Series A Preferred Stock of the borrower or its direct parent (collectively, the “Issuer”) with dividends equal to the interest rate and convertible at the option of the holder to 20% of the outstanding common stock of the Issuer, subject to anti-dilution adjustments. The remaining $7.5 million may be converted into a subordinated convertible term loan maturing on January 31, 2017, and may also be convertible at our option to 15% of the outstanding common stock of the Issuer. This short-term loan agreement is considered a variable interest and currently provides the majority of Adco’s financing.

In connection with this investment, we also entered into a master service agreement with the borrower, pursuant to which the borrower will provide us with product-development services, and a technology sharing agreement with the borrower for access to new-product technology. The master service agreement and short-term loan agreement collectively do not provide us either ownership in or control of Adco’s operations. We do not believe that the borrower’s performance under this short-term loan agreement will materially affect our results of operations, financial position, or cash flow.

Hale Group Limited Acquisition

On January 31, 2012, our wholly owned subsidiary, Zep Europe B.V., completed the acquisition of 100% of the outstanding shares of Hale Group Limited (“Hale Group”), based in the United Kingdom. Hale Group’s two subsidiaries, Forward Chemicals Limited and Rexodan International Limited, manufacture and supply liquid, powder and aerosol chemicals and solutions directly to industrial and commercial laundries. The historical total assets and operating results of the Hale Group are not material to our Consolidated Financial Statements. Under the purchase method of accounting, we made a preliminary allocation of the Hale Group closing purchase price to the net tangible and intangible assets that we acquired from the Hale Group based on their estimated fair values as of January 31, 2012.

3. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. We state inventories at the lower of cost (on a first-in, first-out or average cost basis) or market.  Inventories consist of the following:

	February 29, 2012	August 31, 2011
Raw materials and supplies	$25,456	$22,435
Work in process	1,068	1,226
Finished goods	47,921	40,192
	74,445	63,853
Less: Reserves	(2,574)	(2,706)
	$71,871	$61,147

4. DEBT OBLIGATIONS

On July 15, 2010, the Company entered into a $320 million five-year senior, secured credit facility (the “2010 Credit Facility”). As of February 29, 2012, $128.4 million of the total $143.4 million in borrowings made under the 2010 Credit Facility have been reflected within Long-term debt, less current maturities on our Consolidated Balance Sheets given our current intent and ability to settle $128.4 million of those borrowings in periods subsequent to February 28, 2013. The short- and long-term classification of debt on our Consolidated Balance Sheets may fluctuate not only in response to repayment of amounts borrowed under the 2010 Credit Facility, but also concurrent with changes in our projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the 2010 Credit Facility approximated 0.3% during the three months ended February 29, 2012. As of February 29, 2012, we had additional borrowing capacity under the 2010 Credit Facility of $153.6 million, which represents the full amount of the 2010 Credit Facility less the aforementioned borrowings, amounts drawn under the term loan portion of that facility, and outstanding letters of credit issued under the 2010 Credit Facility, which totaled $11.4 million. We remained in compliance with our debt covenants as of February 29, 2012, and we believe that, during the next twelve months, our liquidity and capital resources will be sufficient to meet our working capital, capital expenditure and other anticipated cash requirements, excluding acquisitions, that we may choose to execute in pursuit of our strategic initiatives.  We do not expect the sources of, or intended uses for, our cash to change significantly in the foreseeable future, excluding acquisitions.

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

Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc.

We are a defendant in Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc., a lawsuit that commenced in December 2010 in the Superior Court in Alameda County, California.  The plaintiffs, who were formerly employed as sales representatives by Acuity Specialty Products, Inc., a subsidiary of the Company (“Acuity”), brought the lawsuit on behalf of themselves and on behalf of a putative class that includes all of Acuity’s current sales representatives based in California and all former sales representatives based in California who were employed by Acuity on December 30, 2006 or thereafter.  The putative class consists of 82 members, including 30 current sales representatives and 52 former sales representatives.  The plaintiffs allege that Acuity failed to reimburse the putative class members for work-related expenses and failed to pay the putative class members their wages by assessing unlawful deductions from commissions.  The Plaintiffs are also seeking to recover statutory and/or civil penalties pursuant to the California Labor Private Attorney General Act.  We believe we have substantial factual and legal defenses to the claims made in the lawsuit, and we intend to assert the defenses aggressively.

In May 2011, we made settlement offers to all members of the putative class, other than the named plaintiffs, who were then currently employed by Acuity in an effort to reduce the expenses of litigating the case and to eliminate any potential adverse impact to ongoing selling efforts.  Approximately 30 of the offerees accepted the settlement offer.  In September 2011, we participated in an unsuccessful, non-binding mediation process in an attempt to settle the lawsuit.  In October 2011, we made a second offer of settlement to the members of the putative class who were then employed and who did not accept the first settlement offer, as well as a first settlement offer to all members of the putative class who are former employees of Acuity.  We subsequently withdrew the offer to members of the putative class that were currently employed.  Approximately 59 members of the putative class who are former employees have accepted a settlement offer.  We may enter into additional discussions regarding settlement of the lawsuit with the named plaintiffs and other members of the putative class, and we may enter into settlement agreements, if we believe settlement is in the best interest of our shareholders.

On March 9, 2012, the Court issued a tentative ruling on the plaintiffs’ motion for class certification.  In the tentative ruling, the Court stated (i) that it was inclined to grant the motion for class certification with respect to the cause of action based on the allegation that the Company failed to pay wages owed to the plaintiffs by reason of unlawful deductions and (ii) that it was not inclined to grant the motion for class certification with respect to the cause of action based on the allegation that the Company violated the California Labor Code by failing to reimburse the plaintiffs for work-related expenses.  The Court heard oral arguments on the motion for class certification on March 9, 2012, at the conclusion of which, the Court stated that it would consider the motion and issue a final ruling in due course. The Court’s tentative ruling is not a final order and the Court could change its position on either claim at issue.

If the Court denies class certification on the business-expense reimbursement claim, individual sales representatives may assert claims against the Company for its alleged violation of the California Labor Code by reason of its alleged failure to reimburse them for necessary business expenses.  The lawyers for the plaintiffs have asserted on several occasions that they will proceed with individual actions if class certification is denied.  In the trial of individual actions, the Company will seek to require definitive proof of a large number of the business expenses and a definitive demonstration of the necessity of the expenses.

During the year ended August 31, 2011, we established a $1.8 million accrual, which, based on the facts known as of the time of filing of this Quarterly Report on Form 10-Q, continues to represent our best estimate of the probable loss related to this litigation.  If the Company is not successful in its defense against the claims asserted in the lawsuit and if there is an adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to the Company’s financial condition or results of operations.  However, because of the uncertainty of the outcome of the lawsuit, including the amount of damages, if any, any class member may be able to prove, and because the Company’s liability, if any, arising from the litigation, including the amount of any damages awarded if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, the Company cannot estimate the reasonably possible losses or range of loss that may arise from the litigation in excess of the amounts described above.  We anticipate incurring approximately $1.0 to $1.5 million of costs associated with legal defense fees during the second half of fiscal year 2012 in connection with this matter.

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

We are currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by us have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which we have been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party, either: (1) we are one of many other identified generators who have reached an agreement regarding the allocation of costs for cleanup among the various generators and our potential liability is not material; (2) we have been identified as a potential generator and the sites have been remediated by the Environmental Protection Agency or by a state for a cost that is not material; or (3) other generators have cleaned up the site and have not pursued a claim against us and our liability, if any, would not be material.

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

Environmental Liabilities Assumed in the Acquisition of Amrep Inc.

Amrep Inc. (“Amrep”) is currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by Amrep have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which Amrep has been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party, either (1) Amrep is one of many other identified generators who have reached an agreement on the allocation of costs for cleanup among the various generators and Amrep’s potential liability is not material, or (2) Amrep has been identified as a potential generator but has been indemnified by its waste broker and transporter.

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

As of February 29, 2012, the liabilities presented within our Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $10.3 million, which represents our best estimate of costs associated with the aforementioned Amended Corrective Action Plan for Amrep’s Marietta, Georgia location, primarily to remediate contaminants underlying the Marietta manufacturing facility and affected adjacent properties, and other related environmental issues. While over the next approximately twenty years it is reasonably possible that the total losses incurred by Zep in connection with this matter could range up to $18.0 million, management’s best estimate of remaining remediation costs continues to be $10.3 million. Further sampling, engineering studies, and/or changes in regulatory requirements could cause revision to the current estimate. The initially recorded $12.0 million estimate was derived based on studies prepared by independent third party environmental consulting firms. To date, we have expended approximately $1.7 million of the $12.0 million accrual established in December 2009. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation designed to address the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Additionally, Amrep previously conducted manufacturing operations at an unrelated property in Georgia that has since been sold. Pursuant to the terms of the sale, Amrep has retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address the sub-surface contamination and, at this time, does not anticipate that costs associated with future remediation efforts will be material. As of February 29, 2012, accruals associated with this effort totaled approximately $0.1 million. However, the actual cost of remediation could vary depending upon the results of additional testing and geological studies and the rate at which site conditions may change. Finally, the Company has submitted a comprehensive Affected Property Assessment Report to address the sub-surface contamination at a Texas manufacturing location owned by Amrep, and, at this time, does not anticipate that the costs associated with future remediation efforts will be material. These estimates could change, however, based upon the response of the Texas Commission on Environmental Quality to that plan.

6. RESTRUCTURING CHARGES

The fiscal year 2012 changes to our accrued restructuring liability (included within Accrued compensation and Other accrued liabilities on the Consolidated Balance Sheets) are as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2011	$628	$1,880
Restructuring charges recorded during fiscal year 2012	—	—
Payments made from restructuring accruals	(366)	(1,118)
Balance as of February 29, 2012	$262	$762

7. EARNINGS PER SHARE

On September 1, 2009, we retrospectively adopted an accounting pronouncement that provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share. This guidance is applicable to us due to a dividend protection feature inherent within certain of our historical equity awards. Awards issued under the fiscal years 2011 and 2012 annual grants did not include a dividend protection feature, and we do not currently intend to reinstate this provision. Therefore, we expect the impact of this guidance on our earnings per share calculations to diminish over time.

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

The following table reflects basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	February 29 or 28,		February 29 or 28,
	2012	2011	2012	2011
Basic earnings per share:
Net income	$2,434	$2,150	$6,012	$7,089
Less: Allocation of earnings and dividends to participating securities	(12)	(26)	(30)	(84)
Net income available to common shareholders—basic	$2,422	$2,124	$5,982	$7,005
Basic weighted average shares outstanding	21,763	21,506	21,732	21,454
Basic earnings per share	$0.11	$0.10	$0.28	$0.33
Diluted earnings per share:
Net income available to common shareholders—basic	$2,422	$2,124	$5,982	$7,005
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	1
Net income available to common shareholders—diluted	$2,422	$2,124	$5,982	$7,006
Basic weighted average shares outstanding	21,763	21,506	21,732	21,454
Common stock equivalents (stock options and restricted stock)	360	476	450	483
Diluted weighted average shares outstanding	22,123	21,982	22,182	21,937
Diluted earnings per share	$0.11	$0.10	$0.27	$0.32

For the three month periods ended February 29, 2012 and February 28, 2011, we excluded from our earnings per share calculation 0.7 million and 0.1 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation. For the six month periods ended February 29, 2012 and February 28, 2011, we excluded from our earnings per share calculation 0.7 million and 0.5 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation.

8. COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. We currently intend to indefinitely reinvest all undistributed earnings of and original investments in foreign subsidiaries, thus the foreign currency translation adjustments presented in the below listed tabular disclosure are not affected by domestic income taxes. If in the future it becomes necessary to use all or a portion of the accumulated earnings generated by our foreign subsidiaries for our U.S. operations, we would be required to accrue and pay U.S. federal income taxes on the funds repatriated for use within our U.S. operations. The components of our comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	February 29 and 28,		February 29 and 28,
	2012	2011	2012	2011
Net income	$2,434	$2,150	$6,012	$7,089
Foreign currency translation adjustments (net of tax of $0)	507	3,026	(2,545)	4,436
Comprehensive income	$2,941	$5,176	$3,467	$11,525

Foreign currency translation adjustments for the three months and six months ended February 29, 2012, resulted primarily from the fluctuation in the value of the U.S. Dollar relative to the Canadian Dollar and the Euro.

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

During the quarter ended November 30, 2010, in connection with one of our acquisitions, we recorded a $3.75 million earnout liability whose payment is contingent upon earnings targets, which are attainable at any time during a three-year period. We estimate the fair value of this Level 3 liability at each reporting date using a probability-weighted discounted cash flow analysis, which requires the evaluation of significant unobservable inputs that include projected revenues, expenses and cash flows, and assumed discount rates. The fair value of this contingent consideration liability at February 29, 2012, was unchanged. Our determination of this contingent consideration liability’s fair value could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We will record any such change in fair value to Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income.

Item 2.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of our results of operations, financial position, cash flows, indebtedness, and other key financial information as of and for the three and six month periods ended February 29, 2012 and February 28, 2011. Also, please refer to our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, filed with the SEC on November 1, 2011, for additional information regarding Zep, including our audited consolidated financial statements as of and for each of the three years ended August 31, 2011 and the related notes thereto (the “Form 10-K”).

Overview

Company

We are a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well recognized brand names, some of which have been in existence since we were founded in 1937. Our product portfolio, which is currently produced using more than 4,000 unique formulations, includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems and a wide variety of automotive maintenance chemicals. We sell our products through a sales and service organization, to consumers primarily through home improvement stores and automotive after-market retailers, and to large national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. We believe that we are a leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. Furthermore, as the result of recent acquisitions, we have established a strong presence in the industrial distribution market and strengthened our position in the retail market.

Due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarters of our fiscal year have historically outpaced those generated in the first half of the fiscal year. Additional discussion of trends and expectations related to the remainder of fiscal year 2012 and beyond is included within the Results of Operations and Outlook sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisitions and Loan to Innovation Partner

Fiscal 2010 and 2011 Acquisitions

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

On September 2, 2010, Amrep and certain of our other subsidiaries acquired certain brands and assets and assumed certain liabilities of the North American operations of Waterbury Companies, Inc. (“Waterbury”), a provider of air-care delivery systems and products for facility maintenance. We market Waterbury’s products under recognized and established brand names such as TimeMist(R), TimeWick®, MicrobeMax(TM), Country Vet(R), and Konk(TM). We did not acquire Waterbury’s manufacturing facility.

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

Fiscal 2012 Acquisitions and Loan to Innovation Partner

On December 7, 2011, we completed the acquisition of the brands and certain assets of Nevada-based Washtronics of America Inc. (“Washtronics”), a pioneer of automatic truck and fleet wash systems and products in a transaction approved by the United States Bankruptcy Court. Washtronics will complement Niagara’s operations in the western United States, and with certain key customers. The addition of the Washtronics brand of custom truck wash, pressure washers and maintenance chemicals also expands our overall transportation product portfolio that today consists of the Zep, EnviroEdge, Niagara, and Armor All Professional brands.

On December 19, 2011, we entered into a $12.5 million bridge loan agreement, as lender, with Adco Products, LLC, (“Adco” or the “borrower”).  Adco is a specialty chemical manufacturer with research, innovation, product development and commercialization capabilities that reach markets that span the globe.   Amounts outstanding under the loan agreement will bear interest at a rate equal to 3.0% per annum plus the average interest rate for the preceding fiscal quarter of our 2010 Credit Facility. Interest is due and payable on a quarterly basis. Upon and during the continuation of an event of default, 2% per annum would be added to the interest rate. The loan agreement contains provisions, which are subject to final negotiation, that may result in a debt refinancing, an equity conversion and related transactions to be consummated on or before January 31, 2013 (the “Refinancing”). Pursuant to the Refinancing, $5 million of the bridge loan may be converted into Series A Preferred Stock of the borrower or its direct parent (collectively, the “Issuer”) with dividends equal to the interest rate and convertible at the option of the holder to 20% of the outstanding common stock of the Issuer, subject to anti-dilution adjustments. The remaining $7.5 million may be converted into a subordinated convertible term loan maturing on January 31, 2017, and may also be convertible at our option to 15% of the outstanding common stock of the Issuer. This short-term loan agreement is considered a variable interest and currently provides the majority of Adco’s financing. In connection with this investment, we also entered into a master service agreement with the borrower, pursuant to which the borrower will provide us with product-development services, and a technology sharing agreement with the borrower for access to new-product technology. The master service agreement and short-term loan agreement collectively do not provide us either ownership in or control of Adco’s operations. We do not believe that the borrower’s performance under this short-term loan agreement will materially affect our results of operations, financial position, or cash flow.

On January 31, 2012, our wholly owned subsidiary, Zep Europe B.V., completed the acquisition of 100% of the outstanding shares of Hale Group Limited (“Hale Group”), based in the United Kingdom. Hale Group’s two subsidiaries, Forward Chemicals Limited and Rexodan International Limited, manufacture and supply liquid, powder and aerosol chemicals and solutions direct to industrial and commercial laundries.  This acquisition supports our strategy to expand our market access in Europe with an extended product offering.

See Note 2 of Notes to Consolidated Financial Statements for more information regarding acquisitions that occurred on or before the February 29, 2012 report date. None of our acquisition activities have impacted our compliance with our debt covenants, nor have these activities affected management’s belief that we will be able to meet the liquidity needs of our business over the next 12 months.

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

•                  Build upon existing European operations and develop other international capabilities; and

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

We began to implement our acquisition strategy in fiscal 2010. As described in the Acquisitions section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, in January 2010, we acquired Amrep, a leader in maintenance chemicals for the automotive aftermarket as well as the janitorial market sold through distributors. In September 2010, we acquired certain assets and liabilities from Waterbury Companies including certain air-care brands. These two acquisitions gave us a solid presence in the industrial distribution market, and strengthened our position in the retail market. The acquisition of Amrep also allowed us to consolidate further our manufacturing operations. With the integration of these initial acquisitions now complete, we are realizing numerous synergies in the sourcing, manufacturing and delivery of our products and services, including the capability to provide single order invoicing for our customers.

We continue to make significant progress with our strategic initiatives.  Thus far in 2012, we have significantly grown our retail product line with both new and existing retailers, and certain of our market verticals within our distribution organization are achieving double-digit organic growth.  In October 2010 and December 2011, we acquired the assets of Niagara and Washtronics, respectively, which complements the strength of our sales and service organization in the vehicle-wash market, specifically in the truck and fleet washing equipment markets. Our European operations are expanding in targeted markets.  The recent acquisition of Hale Group provides us with a platform from which to grow sales in the U.K. marketplace and our export business within new geographies.  We will support these efforts through investment in innovation to ensure each of our customers enjoy a superior experience.  We believe that providing such an experience will enable the continued organic and acquisitive profitable growth of Zep.

Liquidity and Capital Resources

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our five-year senior, secured credit facility (the “2010 Credit Facility”), which provides for a maximum borrowing capacity of $309 million. As of February 29, 2012, we had approximately $154 million available under the 2010 Credit Facility. We also have $7.2 million of industrial revenue bonds that are due in 2018. Our industrial revenue bonds were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in DeSoto, Texas. We have issued outstanding letters of credit totaling $11.4 million as of February 29, 2012, primarily for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs as well as supporting certain environmental obligations. These letters of credit were outstanding under the 2010 Credit Facility as of February 29, 2012, thereby reducing the total availability under the credit facility by such amount. As of February 29, 2012, we had $3.3 million in cash and cash equivalents of which $2.4 million was held by our foreign subsidiaries. Cash and cash equivalents held by our foreign subsidiaries averaged $15.3 million during the six months ended February 29, 2012. The $2.4 million balance of cash and cash equivalents held by our foreign subsidiaries as of February 29, 2012 reflects our purchase of the Hale Group, which we acquired using a foreign subsidiary’s available cash. If in the future it becomes necessary to use all or a portion of the accumulated earnings generated by our foreign subsidiaries for our U.S. operations, we would be required to accrue and pay U.S. federal income taxes on the funds repatriated for use within our U.S. operations. Our plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. Rather, our intent is to reinvest earnings generated by our foreign subsidiaries indefinitely outside of the U.S. for purposes including but not limited to growing our international operations through acquisitions.

Net debt, which is defined as Current maturities of long-term debt plus Long-term debt, less current maturities minus Cash and cash equivalents, as of February 29, 2012 was $140.1 million; an increase of $27.7 million compared with August 31, 2011. The increase in net debt primarily reflects the increased borrowings required to fund our acquisitions and investment in innovation partner ($20.7 million), capital expenditures during the six months ended February 29, 2012 ($7.5 million), and dividend payments during the previous six months ($1.8 million), partially offset by cash flows provided by operating activities of $2.1 million.

On December 19, 2011, we entered into a $12.5 million bridge loan agreement, as lender, with Adco Products, LLC, as borrower. The details of this agreement are discussed above in Acquisitions and Loan to Innovation Partner, within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We remained in compliance with our debt covenants as of February 29, 2012, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months, excluding acquisitions that we may choose to execute in pursuit of our strategic initiatives. We do not expect the sources of or intended uses for our cash to change significantly in the foreseeable future, excluding acquisitions. In addition, we have an effective shelf registration statement that registers the issuance of up to an aggregate of $200 million of equity, debt, and certain other types of securities through one or more future offerings. The net proceeds from the sale of any securities pursuant to the shelf registration statement may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Net cash provided by our operating activities totaled $2.1 million during the first six months of fiscal year 2012, compared with net cash used for operating activities of $2.9 million in the prior year period. The increase in cash flow provided by operating activities reflects an improvement in the management of working capital, exclusive of inventory, which was partially offset by the comparative decrease in net income and the increase in cash used to fund inventory production. As previously communicated, we are increasing inventory levels ahead of our calendar year 2012 implementation of SAP.

Management believes that investing in assets and programs that will over time increase the return on our invested capital is a key factor in creating stockholder value. We invested $7.5 million and $3.2 million in the first six months of fiscal year 2012 and 2011, respectively. The year-over-year increase in capital spending is primarily due to the funding of SAP implementation activities.  We expect to make capital expenditures of approximately $15.0 million to $17.0 million in fiscal year 2012.

Results of Operations

Second Quarter of Fiscal Year 2012 Compared with Second Quarter of Fiscal Year 2011

The following table sets forth information comparing the components of net income for the three months ended February 29, 2012 with the three months ended February 28, 2011. Both dollar and percentage changes included within the tables below were calculated from our Consolidated Statements of Income:

	Three Months Ended
	February 29 and 28,		Percent
(Dollars in millions)	2012	2011	Change
Net Sales	$151.7	$146.8	3.3%
Gross Profit	$68.0	$68.6	(0.9)%
Percent of net sales	44.8%	46.7%
Operating Profit	$4.9	$4.7	4.1%
Percent of net sales	3.2%	3.2%
Income before Provision for Taxes	$4.0	$3.1	26.6%
Percent of net sales	2.6%	2.1%
Net Income	$2.4	$2.2	13.2%

Net Sales

Net sales totaled $151.7 million in the second quarter of fiscal year 2012 compared with $146.8 million in the second quarter of fiscal 2011, an increase of $4.9 million or 3.3%. Price increases contributed $4.4 million in revenue during the second quarter of fiscal year 2012. We implemented these price increases to mitigate continuing increases in raw material costs. In the second quarter of fiscal year 2012, we achieved organic revenue growth compared with the same quarter in the prior year. We define organic revenue growth as incremental revenue growth recognized during the comparative period that did not originate from acquisitions. Sales through certain market verticals within the distribution channel, including automotive and industrial maintenance and repair, grew by more than 10 percent during this comparative period.  The expansion of our Zep Commercial product line with new retailers also resulted in double-digit organic revenue growth in sales to retail customers.  However, softness in demand for our products in the government, institutional and janitorial sanitation end-markets persists, and the decline in sales volumes to customers accessed by our Sales and Service organization partially offset the increase in sales volume to distribution and retail customers during the quarter. Overall, sales volumes were flat during this comparative period. Fluctuation in foreign currencies negatively affected net sales in the second quarter of fiscal year 2012 by $0.5 million.  Finally, we generated approximately $2.5 million in sales during the additional selling day provided by 2012’s leap year calendar.

Gross Profit

	Three Months Ended
	February 29 and 28,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Net Sales	$151.7	$146.8	$4.9	3.3%
Cost of Products Sold	83.7	78.2	5.5	7.0%
Percent of net sales	55.2%	53.3%
Gross Profit	$68.0	$68.6	$(0.6)	(0.9)%
Percent of net sales	44.8%	46.7%

Gross profit decreased $0.6 million, or 0.9% to $68.0 million in the second quarter of fiscal year 2012 compared with $68.6 million in the second quarter of fiscal year 2011. Gross profit margin was 44.8% in the second quarter of fiscal year 2012, representing an approximate 190 basis point decline from the second quarter of fiscal year 2011. The decline in gross profit margin was primarily attributable to higher raw material and manufacturing costs as well as the increase in the percentage of sales to customers accessed through the distribution and retail channels.

During the second quarter of fiscal 2011, we detected contamination within one of our manufacturing location’s waste streams, which caused a temporary increase in our wastewater disposal and overall operating costs.  Gross profit in second quarter of fiscal 2011 includes $1.4 million of costs associated with this occurrence.  Sales in the second quarter of fiscal year 2011 of acquired inventory, the fair market value of which was increased in accordance with purchase accounting rules, totaled $0.2 million.

Operating Profit

	Three Months Ended
	February 29 and 28,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Gross Profit	$68.0	$68.6	$(0.6)	(0.9)%
Percent of net sales	44.8%	46.7%
Selling, Distribution, and Administrative Expenses	62.3	63.8	(1.5)	(2.3)%
Restructuring Charges	—	0.8	(0.8)	(100)%
Gain on Sale of Building	—	(0.7)	(0.7)	(100)%
Acquisition Costs	0.8	—	0.8	100%
Operating Profit	$4.9	$4.7	$0.2	4.1%
Percent of net sales	3.2%	3.2%

Operating profit increased $0.2 million in the second quarter of fiscal year 2012 to a profit of $4.9 million compared with $4.7 million in the second quarter of fiscal year 2011. Operating margins were flat during this comparative period. Contributing to the improvement in operating profit were lower selling, distribution and administrative expenses, which as a percentage of net sales in the second quarter of fiscal year 2012 improved approximately 240 basis points compared with the second quarter of fiscal year 2011.  This improvement is due in part to the discontinuation of fees associated with the Waterbury transition services agreement that expired during the fourth quarter of fiscal year 2011 and lower compensation-related costs.

We did not incur restructuring charges during the second quarter of fiscal year 2012.  In the second quarter of fiscal year 2011, we recorded a pretax restructuring charge of $0.8 million for costs associated with employee severances resulting from a reorganization and consolidation of our operations.

We listed a facility in the Boston, Massachusetts area for sale during fiscal year 2010 in conjunction with previously disclosed restructuring programs. We sold this facility during the second quarter of our fiscal year 2011, and we recognized the related gain of $0.7 million within our operating results.

We incurred acquisition costs of approximately $0.8 million associated with the acquisitions of Washtronics and Hale Group during the second quarter of fiscal year 2012.

We incurred approximately $0.8 million of costs associated with legal defense fees during the second quarter of fiscal year 2012 in connection with the Britto matter that is detailed in Note 5 of Notes to Consolidated Financial Statements. We recognize legal costs in Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income. We anticipate that we will incur legal defense fees of approximately $1.0 to $1.5 million during the remainder of fiscal year 2012.

Income before Provision for Taxes

	Three Months Ended
	February 29 and 28,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Operating Profit	$4.9	$4.7	$0.2	4.1%
Percent of net sales	3.2%	3.2%
Other Expense (Income)
Interest Expense, net	1.4	1.6	(0.2)	(15.2)%
(Gain) Loss on foreign currency transactions	0.0	(0.1)	(0.1)	(137)%
Bargain purchase gain from business combination	(0.6)	—	0.6	100%
Miscellaneous expense	0.2	0.0	0.2	509%
Total Other Expense	0.9	1.6	(0.6)	(40.4)%
Income before Provision for Taxes	$4.0	$3.1	$0.8	26.6%
Percent of net sales	2.6%	2.1%

Bargain purchase gain from business combination of approximately $0.6 million pertains to the above-mentioned Washtronics acquisition. Interest Expense, net in the second quarter of fiscal year 2012 includes $0.2 million of interest income attributable to the above-mentioned $12.5 million bridge loan.

Provision for Taxes and Net Income

	Three Months Ended
	February 29 and 28,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Income before Provision for Taxes	$4.0	$3.1	$0.8	26.6%
Percent of net sales	2.6%	2.1%
Provision for Income Taxes	1.5	1.0	0.5	56.1%
Effective tax rate	38.5%	31.2%
Net Income	$2.4	$2.2	$0.3	13.2%

Net income for the second quarter of fiscal year 2012 increased $0.3 million, or 13.2%, to $2.4 million compared with $2.2 million reported in the second quarter of fiscal year 2011. The effective tax rate for the second quarter of fiscal year 2012 was 38.5%, compared with 31.2% in the second quarter of fiscal year 2011. The non-deductibility of acquisition costs incurred by our foreign subsidiary negatively affected the current quarter’s effective tax rate. Our effective tax rate is anticipated to range between 36.5% and 37.5% for fiscal year 2012.

First Six Months of Fiscal Year 2012 Compared with First Six Months of Fiscal Year 2011

The following table sets forth information comparing the components of net income for the six months ended February 29, 2012 with the six months ended February 28, 2011. Both dollar and percentage changes included within the tables below were calculated from our Consolidated Statements of Income:

	Six Months Ended
	February 29 and 28,		Percent
(Dollars in millions)	2012	2011	Change
Net Sales	$305.2	$304.3	0.3%
Gross Profit	140.9	146.6	(3.9)%
Percent of net sales	46.2%	48.2%
Operating Profit	12.3	14.4	(14.4)%
Percent of net sales	4.0%	4.7%
Income before Provision for Taxes	9.5	11.0	(13.3)%
Percent of net sales	3.1%	3.6%
Net Income	$6.0	$7.1	(15.2)%

Net Sales

Net sales totaled $305.2 million in the six months ended February 29, 2012, compared with $304.3 million in the same prior year period, an increase of $0.9 million or 0.3%. Price increases contributed $9.5 million in revenue during the first half of fiscal year 2012. We implemented these price increases to mitigate continuing increases in raw material costs. Total net sales in the first six months of fiscal year 2012 reflected mixed results as growth in the automotive aftermarket, retail, food processing, and industrial maintenance and repair end-markets was more than offset by sales volume declines in other end-markets including government and institutional.

Gross Profit

	Six Months Ended
	February 29 and 28,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Net Sales	$305.2	$304.3	$0.9	0.3%
Cost of Products Sold	164.3	157.6	6.7	(4.2)%
Percent of net sales	53.8%	51.8%
Gross Profit	140.9	146.6	(5.7)	(3.9)%
Percent of net sales	46.2%	48.2%

Gross profit decreased $5.7 million, or 3.9% to $140.9 million in the first six months of fiscal year 2012 compared with $146.6 million in the prior year period. Gross profit margin was 46.2% in the first half of fiscal year 2012, representing an approximate 200 basis point decline from the first half of fiscal year 2011. The decline in gross profit margin was primarily attributable to the impact of higher raw material and manufacturing costs, and an increasing percentage of our sales to customers in retail and distribution channels, which typically have lower gross profit margins and lower selling distribution and administrative expenses.

During the second quarter of fiscal year 2011, we detected contamination within one of our manufacturing location’s waste streams, which caused a temporary increase in our wastewater disposal and overall operating costs.  Gross profit in the second quarter of fiscal year 2011 includes $1.4 million of costs associated with this occurrence.  Sales in the first half of fiscal year 2011 of acquired inventory, the fair market value of which was increased in accordance with purchase accounting rules, totaled $1.0 million.

Operating Profit

	Six Months Ended
	February 29 and 28,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Gross Profit	$140.9	$146.6	$(5.7)	(3.9)%
Percent of net sales	46.2%	48.2%
Selling, Distribution, and Administrative Expenses	127.9	131.5	(3.6)	(2.8)%
Restructuring Charges	—	1.5	(1.5)	(100)%
Gain on Sale of Building	—	(0.7)	(0.7)	(100)%
Acquisition Costs	0.8	—	0.8	100%
Operating Profit	$12.3	$14.4	$(2.1)	(14.4)%
Percent of net sales	4.0%	4.7%

Operating profit decreased $2.1 million in the first six months of fiscal year 2012 to a profit of $12.3 million compared with $14.4 million in the prior year period. Operating margins were 4.0% in the first half of fiscal year 2012 compared with 4.7% in the second first half of fiscal year 2011. Selling, distribution and administrative expenses as a percentage of net sales in the first six months of fiscal year 2012 improved approximately 130 basis points compared with the first six months of fiscal year 2011 due in part to the discontinuation of fees associated with the Waterbury transition services agreement, which expired during the fourth quarter of fiscal year 2011, lower compensation-related costs, and an increasing percentage of our sales to customers in retail and distribution channels.

We did not incur restructuring charges during the first six months of fiscal year 2012.  In the first-half of fiscal year 2011, we recorded restructuring charges of $1.5 million, primarily for costs associated with the reduction of non-sales headcount and a facility consolidation.

We incurred acquisition costs of approximately $0.8 million associated with the acquisitions of Washtronics and Hale Group during the first six months of fiscal year 2012.

We listed a facility in the Boston, Massachusetts area for sale during fiscal year 2010 in conjunction with previously disclosed restructuring programs. We sold this facility during the second quarter of our fiscal year 2011, and we recognized the related gain of $0.7 million within our operating results.

We incurred approximately $1.4 million of costs associated with legal defense fees during the first half of fiscal year 2012 in connection with the Britto matter that discussed further in Note 5 of Notes to Consolidated Financial Statements. We recognize legal costs in Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income. We anticipate that we will incur legal defense fees of approximately $1.0 to $1.5 million during the remainder of fiscal year 2012.

Income before Provision for Taxes

	Six Months Ended
	February 29 and 28,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Operating Profit	$12.3	$14.4	$(2.1)	(14.4)%
Percent of net sales	4.0%	4.7%
Other Expense (Income)
Interest Expense, net	2.8	3.5	(0.7)	(19.6)%
Loss (Gain) on foreign currency transactions	0.3	(0.2)	(0.5)	223%
Bargain purchase gain from business combination	(0.6)	—	(0.6)	(100)%
Miscellaneous expense	0.3	0.1	0.2	164%
Total Other Expense	2.8	3.4	(0.6)	(17.7)%
Income before Provision for Taxes	$9.5	$11.0	$(1.5)	(13.3)%
Percent of net sales	3.1%	3.6%

Bargain purchase gain from business combination of approximately $0.6 million pertains to the above-mentioned Washtronics acquisition. Interest Expense, net in the first half of fiscal year 2012 includes $0.2 million of interest income attributable to the above-mentioned $12.5 million bridge loan.

Provision for Taxes and Net Income

	Six Months Ended
	February 29 and 28,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Income before Provision for Taxes	$9.5	$11.0	$(1.5)	(13.3)%
Percent of net sales	3.1%	3.6%
Provision for Income Taxes	3.5	3.9	(0.4)	(9.9)%
Effective tax rate	36.8%	35.4%
Net Income	$6.0	$7.1	$(1.1)	(15.2)%

Net income for the first half of fiscal year 2012 declined $1.1 million, or 15.2%, to $6.0 million, compared with $7.1 million reported in the prior year period.  The effective tax rate for the first half of fiscal year 2012 was 36.8%, compared with 35.4% in the prior year period.  The non-deductibility of acquisition costs incurred by our foreign subsidiary negatively affected our first half fiscal year 2012 effective tax rate. We anticipate our effective tax rate to range between 36.5% and 37.5% for fiscal year 2012.

Outlook

We are committed to transforming our business into a dynamic, market-driven enterprise that delivers superior products and customer service. Importantly, we believe we have made substantial improvements to our cost structure. In the near term, we intend to continue to invest in our business, organically as well as acquisitively, while leveraging our improved cost structure.

Increasing raw material costs and volume softness in certain end-markets negatively affected the first half of our fiscal year 2012.  Assuming commodity costs stabilize, and we continue to gain traction on our strategic growth initiatives, we would expect the second half of fiscal year 2012 to improve over the same prior year period.

During fiscal year 2012, we intend to continue the following actions in pursuit of our strategic goals:

• Seek to stabilize the revenue of our sales and service organization by focusing on our key strategic end markets where the customers value the training and experience of our dedicated sales force. We intend to continue to invest in tools and training to enhance further the effectiveness of our sales and service organization. We also expect to seek to develop new products and new marketing initiatives for targeted strategic end-markets;

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

• Improve and then expand our international operations leveraging the strengths of the Italian organization by more fully integrating our western European operations and evaluating acquisition opportunities to seek to expand in other areas of Europe and other regions of the world; and

• Grow through profitable, strategic acquisitions that will expand our access to markets and utilize the strength of our formulations and industry knowledge to accelerate our growth.

We believe that the success of our strategy in creating stockholder value will be measured by the following long-term financial objectives:

• Revenue growth in excess of market growth rates;

• Annualized EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) margin improvement of 50 basis points;

• Annualized earnings per share increases of 11 — 13%; and

• Returns on invested capital of greater than 15%.

These financial objectives are long-term in nature and are expressed in terms of annualized improvement. We have previously stated that in the early phases of our transformation, we would likely experience inconsistency in meeting these objectives, and that we expect our financial results to fluctuate over time as we implement our strategy. Our progress towards these objectives was delayed by the deep and prolonged economic recession that began in December 2007 and worsened throughout the majority of our 2008 and 2009 fiscal years. However, as discussed in the previous sections, we believe we have made significant improvements to our business during the past three years, and we remain committed to achieving our previously stated long-term financial objectives.

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

Volatility in the commodities markets had a negative impact on our margins and volumes during the first half of fiscal year 2012 and could have a negative impact on margins and volumes in the future. All this notwithstanding, we remain encouraged and believe the improvements to our cost structure should enable improvement in future EBITDA margins over the long term. We will continue to pursue aggressively each of the components of our strategic plan, and we are committed to delivering long-term value to our stockholders as measured by our long-term financial objectives.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; share-based compensation expense, depreciation, amortization and the recoverability of long-lived assets, including intangible assets; medical, product warranty, and other accruals; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Management discusses the development of accounting estimates with the Audit Committee of our Board of Directors. For a detailed discussion of significant accounting policies that may involve a higher degree of judgment, please refer to the Form 10-K.

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

As required by the rules of the Securities and Exchange Commission, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of February 29, 2012. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

During the three months ended February 29, 2012, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                    Legal Proceedings

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based upon information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on our results of income, financial position, or cash flows in future periods. We establish accruals for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for such claims. However, we cannot make a meaningful estimate of actual costs or a range of reasonably possible losses that could be higher or lower than the amounts accrued. The information in Note 5 of Notes to Consolidated Financial Statements under the caption “Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc.” is incorporated by reference in this Item 1.

Item 1A.                           Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, “Item 1a. Risk Factors” of our Form 10-K.

Item 4.                                    Mine Safety Disclosures

Not Applicable.

Item 6.                                    Exhibits

Exhibits are listed on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT Zep Inc.

DATE: April 9, 2012	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: April 9, 2012	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc. (effective July 7, 2011)	Reference is made to Exhibit 3(b) of registrant’s Form 10-Q as filed with the Commission on July 7, 2011, which is incorporated herein by reference.

EXHIBIT 10	(a)	Form of Amendment to Restricted Stock Award Agreements, dated as of January 10, 2012	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on January 17, 2012, which is incorporated herein by reference.

	(b)	Bridge Loan and Security Agreement, dated as of December 19, 2011, by and between Adco Products, LLC as borrower, and Acuity Specialty Products, Inc., as lender	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Commission on December 23, 2011, which is incorporated herein by reference.

	(c)	Form of Amendment to Change-in-Control Agreement and Severance Agreement, effective as of April 9, 2012	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Section 1350 Certification, signed by John K. Morgan	Furnished with the Securities and Exchange Commission as part of this Form 10-Q.

	(b)	Section 1350 Certification, signed by Mark R. Bachmann	Furnished with the Securities and Exchange Commission as part of this Form 10-Q.

EXHIBIT 101.INS XBRL	Instance Document

EXHIBIT 101.SCH XBRL	Taxonomy Extension Schema Document

EXHIBIT 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

EXHIBIT 101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

EXHIBIT 101.LAB XBRL	Taxonomy Extension Label Linkbase Document

EXHIBIT 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

*              Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets — February 29, 2012 (Unaudited), and August 31, 2011; (ii) Consolidated Statements of Income (Unaudited) — Three Months Ended February 29, 2012 and 2011; (iii) Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended February 29, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements (Unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.