Form 10-Q
period 2012-05-31
Zep Inc.
filed 2012-07-10
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Common Stock — $0.01 Par Value — 22,181,615 shares as of July 2, 2012.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.                                    Financial Statements

Zep Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	MAY 31, 2012	AUGUST 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,689	$7,219
Accounts receivable, less reserve for doubtful accounts of $4,220 at May 31, 2012, and $4,515 at August 31, 2011	94,124	95,681
Inventories	74,369	61,147
Deferred income taxes	8,024	8,169
Prepayments and other current assets	25,595	9,896
Total Current Assets	209,801	182,112
Property, Plant, and Equipment, at cost:
Land	5,421	4,535
Buildings and leasehold improvements	61,438	59,529
Machinery and equipment	111,097	100,029
Total Property, Plant, and Equipment	177,956	164,093
Less - Accumulated depreciation and amortization	101,035	96,225
Property, Plant, and Equipment, net	76,921	67,868
Other Assets:
Goodwill	84,342	84,418
Identifiable intangible assets	64,369	65,136
Deferred income taxes	894	1,020
Other long-term assets	3,340	3,215
Total Other Assets	152,945	153,789
Total Assets	$439,667	$403,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,000	$15,000
Accounts payable	63,728	56,821
Accrued compensation	18,119	18,161
Other accrued liabilities	28,394	27,482
Total Current Liabilities	125,241	117,464
Long-term debt, less current maturities	126,025	104,650
Deferred Income Taxes	7,181	6,224
Self-Insurance Reserves, less current portion	3,430	3,443
Other Long-Term Liabilities	19,062	22,865
Commitments and Contingencies (see Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 21,802,694 issued and outstanding at May 31, 2012, and 21,631,850 issued and outstanding at August 31, 2011	218	216
Paid-in capital	96,065	92,925
Retained earnings	50,969	38,970
Accumulated other comprehensive income	11,476	17,012
Total Stockholders’ Equity	158,728	149,123
Total Liabilities and Stockholders’ Equity	$439,667	$403,769

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per-share data)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2012	2011	2012	2011

Net Sales	$176,625	$167,921	$481,838	$472,197
Cost of Products Sold	94,893	89,554	259,184	247,188
Gross Profit	81,732	78,367	222,654	225,009
Selling, Distribution, and Administrative Expenses	66,357	66,347	194,221	197,831
Restructuring Charges	—	—	—	1,469
Gain on Sale of Building	—	—	—	(676)
Acquisition Costs	263	429	1,018	429
Operating Profit	15,112	11,591	27,415	25,956
Other Expense (Income):
Interest expense, net	1,343	1,576	4,143	5,061
Loss (Gain) on foreign currency transactions	104	52	376	(168)
Bargain purchase gain from business combination	—	—	(613)	—
Miscellaneous (income) expense, net	(101)	10	231	137
Total Other Expense	1,346	1,638	4,137	5,030
Income before Provision for Income Taxes	13,766	9,953	23,278	20,926
Provision for Income Taxes	5,144	3,710	8,643	7,594
Net Income	$8,622	$6,243	$14,635	$13,332

Earnings Per Share:
Basic Earnings per Share	$0.39	$0.29	$0.67	$0.61

Basic Weighted Average Number of Shares Outstanding	21,800	21,603	21,753	21,502

Diluted Earnings per Share	$0.39	$0.28	$0.66	$0.60

Diluted Weighted Average Number of Shares Outstanding	22,144	22,071	22,164	21,975

Dividends Declared per Share	$0.04	$0.04	$0.12	$0.12

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	NINE MONTHS ENDED MAY 31,
	2012	2011
Cash Provided by Operating Activities:
Net income	$14,635	$13,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,595	10,717
Gain on sale of property, plant and equipment	(37)	(672)
Excess tax benefits from share-based payments	(5)	(795)
Other non-cash charges	2,755	3,451
Deferred income taxes	879	2,393
Change in assets and liabilities, net of effect of acquisitions and divestitures -
Accounts receivable	(521)	3,045
Inventories	(13,109)	(9,434)
Prepayments and other current assets	(3,351)	158
Accounts payable	7,723	189
Accrued compensation and other current liabilities	1,491	(9,467)
Self insurance and other long-term liabilities	(3,816)	(1,236)
Other assets	(1,797)	61
Net Cash Provided by Operating Activities	15,442	11,742
Cash Used for Investing Activities:
Purchases of property, plant, and equipment	(12,864)	(5,189)
Acquisitions, net of cash acquired	(8,243)	(76,065)
Loan to Innovation Partner	(12,500)	—
Proceeds from sale of property, plant, and equipment	37	1,080
Net Cash Used for Investing Activities	(33,570)	(80,174)
Cash Provided by Financing Activities:
Proceeds from credit facility borrowings	239,100	132,017
Repayments of borrowings from credit facility	(217,725)	(82,442)
Employee stock issuances	381	997
Excess tax benefits from share-based payments	5	795
Dividend payments	(2,636)	(2,610)
Net Cash Provided by Financing Activities	19,125	48,757
Effect of Exchange Rate Changes on Cash	(527)	2,348
Net Change in Cash and Cash Equivalents	470	(17,327)
Cash and Cash Equivalents at Beginning of Period	7,219	25,257
Cash and Cash Equivalents at End of Period	$7,689	$7,930

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Zep Inc. (“Zep”, the “Company”, “we”, “our”, or “us”) is a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well recognized brand names, some of which have been in existence since 1896. Our product portfolio, which we produce using more than 4,000 unique formulations, includes anti-bacterial and industrial hand-care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems, and a wide variety of automotive maintenance chemicals. We sell our products through a sales and service organization, to consumers primarily through home improvement stores and automotive after-market retailers, and to large national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. We believe that we are a leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. Furthermore, as the result of recent acquisitions, we have established a strong presence in the industrial distribution market and strengthened our position in the retail market.

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

The results of operations for the three and nine months ended May 31, 2012 are not necessarily indicative of the results we expect for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year. More specifically, due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarters of our fiscal year have historically exceeded those generated in the first half of the fiscal year.

We consolidate all entities that we control. The general condition for control is ownership of a majority of the voting interests of an entity. Control may also exist in arrangements where we are the primary beneficiary of a variable interest entity (“VIE”). An entity that will have both the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb the losses or receive the benefits significant to the VIE is considered a primary beneficiary of that entity. We have determined that we are not a primary beneficiary in any material VIE.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued amendments to guidance related to fair value measurement and disclosure requirements. The new guidance changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The amendments are effective for interim and annual periods beginning after December 15, 2011. We adopted this updated authoritative guidance, which did not have a material impact on our consolidated financial statement disclosures.

2. ACQUISITIONS AND LOAN TO INNOVATION PARTNER

Washtronics of America Inc. Acquisition

On December 7, 2011, we completed the acquisition of the brands and certain assets of Nevada-based Washtronics of America Inc. (“Washtronics”), a leading producer of automatic truck and fleet wash systems and products in a transaction approved by the United States Bankruptcy Court. The historical total assets and operating results of Washtronics are not material to our Consolidated Financial Statements. Washtronics became a part of our truck fleet operations. Under the purchase method of accounting, we made an allocation of the Washtronics closing purchase price to the net tangible and intangible assets that we acquired from Washtronics based on their estimated fair values as of December 7, 2011. The acquisition of Washtronics, which filed for Chapter 11 bankruptcy protection prior to our purchase of its brands and certain assets, resulted in a bargain purchase gain of approximately $0.6 million.

Loan to Innovation Partner

On December 19, 2011, we entered into a $12.5 million bridge loan agreement, as lender, with Adco Products, LLC, (“Adco” or the “borrower”).  Adco is a specialty chemical manufacturer with research, innovation, product development and commercialization capabilities that reach both domestic and foreign markets.  Amounts outstanding under the loan agreement will bear interest at a rate equal to 3.0% per annum plus the average interest rate for the preceding fiscal quarter of our 2010 Credit Facility(as defined in Note 4). Interest is due and payable on a quarterly basis. Upon and during the continuation of an event of default, 2% per annum would be added to the interest rate. The loan agreement contains provisions, which are subject to final negotiation, that may result in a debt refinancing, an equity conversion and related transactions to be consummated on or before January 31, 2013 (the “Refinancing”). Pursuant to the Refinancing, $5 million of the bridge loan may be converted into Series A Preferred Stock of the borrower or its direct parent (collectively, the “Issuer”) with dividends equal to the interest rate and convertible at the option of the holder to 20% of the outstanding common stock of the Issuer, subject to anti-dilution adjustments. The remaining $7.5 million may be converted into a subordinated convertible term loan maturing on January 31, 2017, and may also be convertible at our option to 15% of the outstanding common stock of the Issuer. This short-term loan agreement is considered a variable interest and currently provides the majority of Adco’s financing. In connection with this investment, we also entered into a master service agreement with an affiliate of the borrower, pursuant to which the affiliate will provide us with product-development services, and a technology sharing agreement with the affiliate for access to new-product technology. The master service agreement and short-term loan agreement collectively do not provide us either ownership in or control of Adco’s operations.

Hale Group Limited Acquisition

On January 31, 2012, our wholly owned subsidiary, Zep Europe B.V., completed the acquisition of 100% of the outstanding shares of Hale Group Limited (“Hale Group”), which is based in the United Kingdom. Hale Group’s two subsidiaries, Forward Chemicals Limited and Rexodan International Limited, manufacture and supply liquid, powder and aerosol chemicals and solutions directly to industrial and commercial laundries. The historical total assets and operating results of the Hale Group are not material to our Consolidated Financial Statements. Under the purchase method of accounting, we made a preliminary allocation of the Hale Group closing purchase price to the net tangible and intangible assets that we acquired from the Hale Group based on their estimated fair values as of January 31, 2012.

3. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. We state inventories at the lower of cost (on a first-in, first-out or average cost basis) or market.  Inventories consist of the following:

	May 31, 2012	August 31, 2011
Raw materials and supplies	$26,102	$22,435
Work in process	1,171	1,226
Finished goods	50,119	40,192
	77,392	63,853
Less: Reserves	(3,023)	(2,706)
	$74,369	$61,147

4. DEBT OBLIGATIONS

On July 15, 2010, the Company entered into a $320 million five-year senior, secured credit facility (the “2010 Credit Facility”). As of May 31, 2012, $126.0 million of the total $141.0 million in borrowings made under the 2010 Credit Facility have been reflected within Long-term debt, less current maturities on our Consolidated Balance Sheets given our current intent and ability to settle $126.0 million of those borrowings in periods subsequent to May 31, 2013. The short- and long-term classification of debt on our Consolidated Balance Sheets may fluctuate not only in response to repayment of amounts borrowed under the 2010 Credit Facility, but also concurrent with changes in our projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the 2010 Credit Facility approximated 0.3% during the nine months ended May 31, 2012. In addition to this base interest rate, our effective interest rate includes an applicable margin that adjusts in accordance with our leverage ratio.  During the nine months ended May 31, 2012, this applicable margin has averaged 2.83%. Further details regarding our leverage ratio and applicable margin are disclosed within our Annual Report on Form 10-K.  As of May 31, 2012, our credit availability under the 2010 Credit Facility totaled $62.3 million. We remained in compliance with our debt covenants as of May 31, 2012, and we believe that, during the next twelve months, our liquidity and capital resources will be sufficient to meet our working capital, capital expenditure and other anticipated cash requirements, excluding acquisitions, that we may choose to execute in pursuit of our strategic initiatives.  We do not expect the sources of, or intended uses for, our cash to change significantly in the foreseeable future, excluding acquisitions.

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

We establish accruals for legal claims when the costs associated with the claims become probable of occurrence and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for such claims. However, we cannot make a meaningful estimate of actual costs or a range of reasonably possible losses that could possibly be higher or lower than the amounts accrued. In addition, from time to time we may incur expense associated with efforts to enforce our non-compete agreements.

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

Approximately 171 persons were employed by Acuity as sales representatives in California on December 30, 2006, and thereafter and are, therefore, members of the putative class proposed by the plaintiffs.  We have reached settlements with approximately one-half of the members of the putative class.  The plaintiffs have indicated that they intend to contest the validity of the settlements.  We believe that the basis for their challenge, as it has been explained to us, is without merit.

On May 7, 2012, the Court issued a ruling with respect to the plaintiffs’ motion for class certification in which it denied the plaintiffs’ motion with respect to all causes of action asserted by the plaintiffs.  At the same time, the Court denied another motion filed by the plaintiffs in which they sought leave to amend their complaint to add a claim based on the Company’s alleged failure to comply with requirements of the California Labor Code relating to the form of wage statements.  On June 1, 2012, the plaintiffs filed a motion for leave to intervene in the suit on behalf of 54 individual plaintiffs and a motion for reconsideration of the Court’s decision denying class certification.  The Court will conduct a hearing on the motions on July 16, 2012.  We intend to oppose both motions.

Individual current and former sales representatives may file lawsuits against the Company in which they seek to recover damages with respect to their individual claims.  The lawyers for the plaintiffs have asserted that they will proceed with individual actions if their motion to intervene is denied.  The Company cannot predict how many of the current or former sales representatives will, in fact, pursue individual claims.  The Company believes that it is probable that some will do so.

During the fiscal year ended August 31, 2011, we established a $1.8 million accrual with respect to our potential settlement liability to the plaintiffs in the lawsuit.  During the first nine months of fiscal year 2012, we reduced the accrual by approximately $0.1 million, which was the amount we paid to settle the claims of certain current and former sales representatives during that period.  Based on the facts known as of the time of filing of this Quarterly Report on Form 10-Q, the accrual continues to represent our best estimate of the probable settlement cost related to this litigation.  If the Company is not successful in its defense against the claims asserted in the lawsuit and if there is an adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to the Company’s financial condition or results of operations.  However, because of the uncertainty of the outcome of the lawsuit, including the amount of damages, if any, any class member may be able to prove, and because the Company’s liability, if any, arising from the litigation, including the amount of any damages awarded if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, the Company cannot estimate the reasonably possible losses or range of loss that may arise from the litigation in excess of the amounts described above.  We anticipate incurring approximately $0.4 million to $0.6 million of costs associated with legal defense fees during the fourth quarter of fiscal year 2012 in connection with this matter.

Environmental Matters Pertaining to Zep’s Historical Operations

Our operations are subject to federal, state, local, and foreign laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous waste, and the remediation of contaminated sites. Permits and environmental controls are required for certain of our operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by issuing authorities. We will incur capital and operating costs relating to environmental compliance on an ongoing basis. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial. While management believes that we are currently in substantial compliance with all material environmental laws and regulations, and have taken reasonable steps to ensure such compliance, there can be no assurance that we will not incur significant costs to remediate violations of such laws and regulations, particularly in connection with acquisitions of existing operating facilities, or to comply with changes in, or stricter or different interpretations of, existing laws and regulations. Such costs could have a material adverse effect on our results of operations.

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

We own and operate property located on Seaboard Industrial Boulevard in Atlanta, Georgia where we have been named as a responsible party. We and the current and former owners of adjoining properties have agreed to share the expected costs and responsibilities of remediation. Further, we have executed a Consent Order with the Georgia Environmental Protection Division (“EPD”) covering this remediation, and are operating under an EPD approved Corrective Action Plan, which may be amended from time to time based on the progression of our remediation. In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with subsurface remediation, primarily to remove, or secure, contaminants from soil underlying this property, and other related environmental issues. While it is reasonably possible that the total losses incurred by Zep in connection with this matter could range up to $10.0 million, management’s best estimate of total remediation costs continues to be $5.0 million. To date, we have expended approximately $2.5 million of the $5.0 million accrual established in May 2007. Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate. We arrived at the current estimate based on studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Environmental Liabilities Assumed in the Acquisition of Amrep, Inc.

Amrep, Inc. (“Amrep”), a subsidiary of the Company, is currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by Amrep have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which Amrep has been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party, either (1) Amrep is one of many other identified generators who have reached an agreement on the allocation of costs for cleanup among the various generators and Amrep’s potential liability is not material, or (2) Amrep has been identified as a potential generator but has been indemnified by its waste broker and transporter.

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

The State of Georgia recently introduced a Voluntary Remediation Program (“VRP”) that provides for a risk-based approach towards environmental remediation.  We believe the provisions of the VRP are applicable to the Marietta site.  During the three months ended May 31, 2012, with the assistance of our third party environmental and geological specialists, we evaluated costs necessary to complete the Marietta site remediation in accordance with VRP and other applicable regulatory standards.  As of May 31, 2012, the liabilities presented within our Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $8.3 million, which represents our best estimate of these remaining costs.  We intend to notify the EPD of changes to the remediation effort described within the Amended Corrective Action Plan that is currently under consideration by the EPD by filing an additional amendment with the EPD.

Additionally, Amrep previously conducted manufacturing operations at an unrelated property in Georgia that has since been sold. Pursuant to the terms of the sale, Amrep has retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address the sub-surface contamination.  Based on the results of recent data received, the contamination has migrated off site and is present at a greater depth than originally anticipated.  Our third party environmental and geological specialists also evaluated the remaining remediation cost of this site during the third quarter of fiscal year 2012.  As a result of the evaluation, we increased the related accrual within its Consolidated Balance Sheets to approximately $0.6 million.  The net reduction in environmental liabilities assumed in the acquisition of Amrep recorded in the third quarter of fiscal year 2012 totaled $1.3 million.

The actual cost of remediation of these two sites in Georgia could vary depending upon the results of additional testing and geological studies, the rate at which site conditions may change, the success of initial remediation designed to address the most significant areas of contamination, and changes in regulatory requirements.  While it is reasonably possible that the total costs incurred by Zep in connection with these matters could range up to $16.0 million, management’s best estimate of remaining remediation costs for these two sites is $8.9 million.

Finally, the Company has submitted a comprehensive Affected Property Assessment Report (“APAR”) to address the sub-surface contamination at a Texas manufacturing location owned by Amrep. The Texas Commission on Environmental Quality formally approved the APAR but requested that additional actions be taken including formal closure of previously registered waste management units. At this time the Company does not anticipate that the costs associated with future remediation efforts will be material. These estimates could change, however, based upon the sampling results and the response of the Texas Commission on Environmental Quality.

6. RESTRUCTURING CHARGES

The fiscal year 2012 changes to our accrued restructuring liability (included within Accrued compensation and Other accrued liabilities on the Consolidated Balance Sheets) are as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2011	$628	$1,880
Restructuring charges recorded during fiscal year 2012	—	—
Payments made from restructuring accruals	(451)	(1,217)
Balance as of May 31, 2012	$177	$663

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

The following table reflects basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2012	2011	2012	2011
Basic earnings per share:
Net income	$8,622	$6,243	$14,635	$13,332
Less: Allocation of earnings and dividends to participating securities	(39)	(71)	(66)	(151)
Net income available to common shareholders—basic	$8,583	$6,172	$14,569	$13,181
Basic weighted average shares outstanding	21,800	21,603	21,753	21,502
Basic earnings per share	$0.39	$0.29	$0.67	$0.61
Diluted earnings per share:
Net income available to common shareholders—basic	$8,583	$6,172	$14,569	$13,181
Add: Undistributed earnings reallocated to unvested shareholders	1	1	1	2
Net income available to common shareholders—diluted	$8,584	$6,173	$14,570	$13,183
Basic weighted average shares outstanding	21,800	21,603	21,753	21,502
Common stock equivalents (stock options and restricted stock)	344	468	411	473
Diluted weighted average shares outstanding	22,144	22,071	22,164	21,975
Diluted earnings per share	$0.39	$0.28	$0.66	$0.60

For the three month periods ended May 31, 2012 and 2011, we excluded from our earnings per share calculation 0.8 million and 0.2 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation. For the nine month periods ended May 31, 2012 and 2011, we excluded from our earnings per share calculation 0.8 million and 0.2 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation.

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

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2012	2011	2012	2011
Net income	$8,622	$6,243	$14,635	$13,332
Foreign currency translation adjustments (net of tax of $0)	(2,991)	1,307	(5,537)	5,743
Comprehensive income	$5,631	$7,550	$9,098	$19,075

Foreign currency translation adjustments for the three months and nine months ended May 31, 2012, resulted primarily from the fluctuation in the value of the U.S. Dollar relative to the Canadian Dollar and the Euro.

9. FAIR VALUE DISCLOSURES

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt and related derivative instruments. The net book values of cash and cash equivalents, trade receivables, and trade payables are representative of their respective fair values due to their short-term nature. We estimate that the carrying value of all of our outstanding debt obligations approximates fair value based on the variable nature of our effective interest rate associated with the indebtedness.

During the quarter ended November 30, 2010, in connection with one of our acquisitions, we recorded a $3.75 million earnout liability whose payment is contingent upon earnings targets that are related to a portion of our business and which are attainable at any time during a three-year period. During the three months ended May 31, 2012, we reduced the fair value of this contingent consideration liability to $2.7 million based on our ongoing assessment of the probability that the acquiree will realize either all or a portion of the contingency.  We recorded the approximate $1.0 million reduction of this liability within Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income. Changes in the fair value of our contingent liability during the nine months ended May 31, 2012, were as follows:

Balance as of August 31, 2011	$3,750
Contingent consideration liability recorded during fiscal year 2012	—
Fair value adjustments recorded during fiscal year 2012	(1,045)
Payments made	—
Balance as of May 31, 2012	$2,705

We estimate the fair value of this Level 3 liability at each reporting date using a probability-weighted discounted cash flow analysis, which requires the evaluation of significant unobservable inputs that impact projected revenues and expenses. During the nine months ended May 31, 2012, the discount rate factor was not material to the fair value of our contingent consideration obligation, which expires in September 2013. The recurring Level 3 fair value measurement of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value at May 31, 2012	Valuation Technique	Unobservable Input	Range
Earnings-based earnout liability	$2.7 million	Discounted Cash Flow	EBITDA Margin Projected Year of Payment	16% - 22% 2011 - 2013

Projected earnings are based on our most recent internal operational budgets and strategic plans. Increases in projected earnings may affect probabilities of payment, resulting in higher fair value measurements. Significant and unanticipated increases in expenses may result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement.

Our determination of this contingent consideration liability’s fair value could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We will record any such change in fair value to Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income.

10. SUBSEQUENT EVENTS

Mykal Industries Limited Acquisition

On June 1, 2012, our wholly owned subsidiary, Zep Europe B.V., completed the acquisition of 100% of the outstanding shares of Mykal Industries Limited (“Mykal”), which is based in the United Kingdom. Mykal is a manufacturer of a broad range of branded and private label cleaning and degreasing products for the European retail, do-it-yourself and professional markets. The historical total assets and operating results of Mykal are not material to our Consolidated Financial Statements.

Item 2.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto. References made to years are for fiscal year periods.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of our results of operations, financial position, cash flows, indebtedness, and other key financial information as of and for the three and nine month periods ended
May 31, 2012 and 2011. Also, please refer to our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, filed with the SEC on November 1, 2011, for additional information regarding Zep, including our audited consolidated financial statements as of and for each of the three years ended August 31, 2011 and the related notes thereto (the “Form 10-K”).

Overview

Company

We are a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well recognized brand names, some of which have been in existence since 1896. Our product portfolio, which is currently produced using more than 4,000 unique formulations, includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems and a wide variety of automotive maintenance chemicals. We sell our products through a sales and service organization, to consumers primarily through home improvement stores and automotive after-market retailers, and to large national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. We believe that we are a leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. Furthermore, as the result of recent acquisitions, we have established a strong presence in the industrial distribution market and strengthened our position in the retail market.

Due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarters of our fiscal year have historically exceeded those generated in the first half of the fiscal year. Additional discussion of trends and expectations related to the remainder of fiscal year 2012 and beyond is included within the Results of Operations and Outlook sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisitions and Loan to Innovation Partner

Fiscal Years 2010 and 2011 Acquisitions

On January 4, 2010, we acquired Amrep, Inc. (“Amrep”), a specialty chemical formulator and packager focused in the automotive, fleet maintenance, industrial/maintenance and repair (“MRO”) supply, institutional supply, and motorcycle markets. Amrep’s products are marketed under recognized and established brand names such as Misty®, Next Dimension™, Petro®, and i-Chem®. We believe the acquisition of Amrep to be an important strategic step in our efforts to utilize distribution to expand our presence in a number of end markets while minimizing channel conflict through the manufacture of both private branded products and national brands.

On September 2, 2010, Amrep and certain of our other subsidiaries acquired certain brands and assets and assumed certain liabilities of the North American operations of Waterbury Companies, Inc. (“Waterbury”), a provider of air-care delivery systems and products for facility maintenance. We market Waterbury’s products under recognized and established brand names such as TimeMist®, TimeWick®, MicrobeMax™, Country Vet®, and Konk™. We did not acquire Waterbury’s manufacturing facility.

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

During fiscal year 2011, we completed the integration of the Amrep, Waterbury, and Niagara acquisitions. With these acquisitions now complete, we are realizing numerous synergies in the sourcing, manufacturing and delivery of our products and services, including the capability to provide single order invoicing for our customers.

Fiscal Year 2012 Acquisitions and Loan to Innovation Partner

On December 7, 2011, we completed the acquisition of the brands and certain assets of Nevada-based Washtronics of America Inc. (“Washtronics”), a pioneer of automatic truck and fleet wash systems and products in a transaction approved by the United States Bankruptcy Court. Washtronics complements Niagara’s operations in the western United States, and with certain key customers. The addition of the Washtronics brand of custom truck wash, pressure washers and maintenance chemicals also expands our overall transportation product portfolio.

On December 19, 2011, we entered into a $12.5 million bridge loan agreement, as lender, with Adco Products, LLC, (“Adco” or the “borrower”).  Adco is a specialty chemical manufacturer with research, innovation, product development and commercialization capabilities that reach both domestic and foreign markets.  Amounts outstanding under the loan agreement will bear interest at a rate equal to 3.0% per annum plus the average interest rate for the preceding fiscal quarter of our 2010 Credit Facility (as defined below). Interest is due and payable on a quarterly basis. Upon and during the continuation of an event of default, 2% per annum would be added to the interest rate. The loan agreement contains provisions, which are subject to final negotiation, that may result in a debt refinancing, an equity conversion and related transactions to be consummated on or before January 31, 2013 (the “Refinancing”). Pursuant to the Refinancing, $5 million of the bridge loan may be converted into Series A Preferred Stock of the borrower or its direct parent (collectively, the “Issuer”) with dividends equal to the interest rate and convertible at the option of the holder to 20% of the outstanding common stock of the Issuer, subject to anti-dilution adjustments. The remaining $7.5 million may be converted into a subordinated convertible term loan maturing on January 31, 2017, and may also be convertible at our option to 15% of the outstanding common stock of the Issuer. This short-term loan agreement is considered a variable interest and currently provides the majority of Adco’s financing.  In connection with this investment, we also entered into a master service agreement with an affiliate of the borrower, pursuant to which the affiliate will provide us with product-development services, and a technology sharing agreement with the affiliate for access to new-product technology.  The master service agreement and short-term loan agreement collectively do not provide us either ownership in or control of Adco’s operations.

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

See Note 2 of Notes to Consolidated Financial Statements for more information regarding acquisitions that occurred on or before the May 31, 2012 report date. None of our acquisition activities have impacted our compliance with our debt covenants, nor have these activities affected management’s belief that we will be able to meet the liquidity needs of our business over the next 12 months.

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

•                  Build upon existing European operations and develop other international capabilities; and

•                  Expand through selected acquisitions.

During the three years following our spin-off in 2007, we streamlined our historical product offering by approximately 50%, allowing our direct sales organization to focus on its most profitable products; we reduced our North American branch network from 42 locations to the 17 locations we believe are the best positioned to serve our customers; and we reduced non-sales headcount by approximately 20%. These changes allowed us to increase our cash flow and to reduce our debt by 53% before we began pursuing acquisitive growth opportunities. Most importantly, we reduced the breakeven point of our direct-sales organization by almost one-third.

We began to implement our acquisition strategy in fiscal year 2010. As described above in the Acquisitions and Loan to Innovation Partner section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, in January 2010, we acquired Amrep, a leader in maintenance chemicals for the automotive aftermarket as well as the janitorial market sold through distributors. In September 2010, we acquired certain assets and liabilities from Waterbury Companies including certain air-care brands. These two acquisitions gave us a solid presence in the industrial distribution market, and strengthened our position in the retail market. The acquisition of Amrep also allowed us to consolidate further our manufacturing operations. With the integration of these initial acquisitions now complete, we are realizing numerous synergies in the sourcing, manufacturing and delivery of our products and services, including the capability to provide single order invoicing for our customers.

We continue to make significant progress with our strategic initiatives.  Thus far in 2012, we have significantly grown our retail product line with both new and existing retailers, and certain of our market verticals within our distribution organization are achieving double-digit organic growth.  In October 2010 and December 2011, we acquired the assets of Niagara and Washtronics, respectively, which complement the strength of our sales and service organization in the vehicle-wash market, specifically in the truck and fleet washing equipment markets. Our European operations are expanding in targeted markets.  The recent acquisitions of Hale Group and Mykal Industries provide us with a platform from which to grow sales in the U.K. marketplace and our export business within new geographies.  We will support these efforts through investment in innovation to ensure our customers enjoy a superior experience.  We believe that providing such an experience will enable the continued organic and acquisitive profitable growth of Zep.

Liquidity and Capital Resources

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our five-year senior, secured credit facility (the “2010 Credit Facility”), which provides for a maximum borrowing capacity of $309 million. As of May 31, 2012, we had approximately $62.3 million available under the 2010 Credit Facility. We also have $7.2 million of industrial revenue bonds that are due in 2018. Our industrial revenue bonds were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in DeSoto, Texas. We have issued outstanding letters of credit totaling $11.4 million as of May 31, 2012, primarily for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs as well as supporting certain environmental obligations. These letters of credit were outstanding under the 2010 Credit Facility as of  May 31, 2012, and thereby reduced the total availability under the credit facility by such amount. As of May 31, 2012, we had $7.7 million in cash and cash equivalents of which $6.7 million was held by our foreign subsidiaries. Cash and cash equivalents held by our foreign subsidiaries averaged $14.7 million during the nine months ended May 31, 2012. If in the future it becomes necessary to use all or a portion of the accumulated earnings generated by our foreign subsidiaries for our U.S. operations, we would be required to accrue and pay U.S. federal income taxes on the funds repatriated for use within our U.S. operations. Our plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. Rather, our intent is to reinvest earnings generated by our foreign subsidiaries indefinitely outside of the United States for purposes including but not limited to growing our international operations through acquisitions.

Net debt, which is defined as Current maturities of long-term debt plus Long-term debt, less current maturities minus Cash and cash equivalents, as of May 31, 2012 was $133.3 million; an increase of $20.9 million compared with August 31, 2011. The increase in net debt primarily reflects the increased borrowings required to fund our acquisitions and our loan to our innovation partner ($20.7 million), capital expenditures during the nine months ended May 31, 2012 ($12.9 million), and dividend payments during the previous nine months ($2.6 million), partially offset by cash flows provided by operating activities of $15.4 million.

On December 19, 2011, we entered into a $12.5 million bridge loan agreement, as lender, with Adco Products, LLC, as borrower. The details of this agreement are discussed above in Acquisitions and Loan to Innovation Partner, within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We remained in compliance with our debt covenants as of May 31, 2012, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months, excluding acquisitions that we may choose to execute in pursuit of our strategic initiatives. We do not expect the sources of or intended uses for our cash to change significantly in the foreseeable future, excluding acquisitions. In addition, we have an effective shelf registration statement that registers the issuance of up to an aggregate of $200 million of equity, debt, and certain other types of securities through one or more future offerings. The net proceeds from the sale of any securities pursuant to the shelf registration statement may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Net cash provided by our operating activities totaled $15.4 million during the first nine months of fiscal year 2012, compared with net cash provided by operating activities of $11.7 million in the prior year period. The increase in cash flow provided by operating activities reflects an improvement in the management of working capital, exclusive of inventory, and the comparative increase in net income, the effects of which were offset partially by the increase in cash used to fund inventory production.  Inventories have increased due in part to the timing of orders from certain new and existing customers as well as our ERP system implementation scheduled for the fall of calendar year 2012.

Management believes that investing in assets and programs that will over time increase the return on our invested capital is a key factor in creating stockholder value. We invested $12.9 million and $5.2 million in the first nine months of fiscal year 2012 and 2011, respectively. The year-over-year increase in capital spending is primarily due to the funding of SAP implementation activities.  We expect to make capital expenditures of approximately $17.0 million to $18.0 million in fiscal year 2012.

Results of Operations

Third Quarter of Fiscal Year 2012 Compared with Third Quarter of Fiscal Year 2011

The following table sets forth information comparing the components of net income for the three months ended May 31, 2012 with the three months ended May 31, 2011. Both dollar and percentage changes included within the tables below were calculated from our Consolidated Statements of Income:

	Three Months Ended
	May 31,		Percent
(Dollars in millions)	2012	2011	Change
Net Sales	$176.6	$167.9	5.2%
Gross Profit	$81.7	$78.4	4.3%
Percent of net sales	46.3%	46.7%
Operating Profit	$15.1	$11.6	30.4%
Percent of net sales	8.6%	6.9%
Income before Provision for Taxes	$13.8	$10.0	38.3%
Percent of net sales	7.8%	5.9%
Net Income	$8.6	$6.2	38.1%

Net Sales

Net sales totaled $176.6 million in the third quarter of fiscal year 2012 compared with $167.9 million in the third quarter of fiscal year 2011, an increase of $8.7 million or 5.2%. Higher selling prices contributed $4.2 million in revenue during the third quarter of fiscal year 2012. We implemented these price increases to mitigate the increase in the cost of our raw materials. In the third quarter of fiscal year 2012, we achieved organic revenue growth compared with the same quarter in the prior year. We define organic revenue growth as incremental revenue growth recognized during the comparative period that did not originate from acquisitions. Overall, organic sales volume increases added $4.2 million in revenue during the third quarter of fiscal year 2012 as sales to home improvement retail, automotive aftermarket, vehicle wash, industrial maintenance and repair, janitorial/sanitation and food processing customers increased from the same year-ago period.  Acquired revenues added $2.0 million to net sales during this comparative period. The expansion of our Zep Commercial product line with new and existing retailers resulted in approximately 20% growth in organic sales to retail customers.  Sales through certain market verticals within the distribution channel, including automotive and industrial maintenance and repair, grew by approximately 5% during this comparative period.  Partially offsetting these sales increases were declines in demand for our products sold to schools, governments and the janitorial and sanitation end market through our sales and service channel. Fluctuation in foreign currencies negatively affected net sales in the third quarter of fiscal year 2012 by $1.7 million.

Gross Profit

	Three Months Ended
	May 31,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Net Sales	$176.6	$167.9	$8.7	5.2%
Cost of Products Sold	94.9	89.6	5.3	6.0%
Percent of net sales	53.7%	53.3%
Gross Profit	$81.7	$78.4	$3.4	4.3%
Percent of net sales	46.3%	46.7%

Gross profit increased $3.4 million, or 4.3% to $81.7 million in the third quarter of fiscal year 2012 compared with $78.4 million in the third quarter of fiscal year 2011. Gross profit margin was 46.3% in the third quarter of fiscal year 2012, representing an approximate 40 basis point decline from the third quarter of fiscal year 2011. The decline in gross profit margin was attributable to the increase in the percentage of sales to customers accessed through the distribution and retail channels.  Increases in selling prices offset continued increases in the costs of our raw material purchases.

Operating Profit

	Three Months Ended
	May 31,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Gross Profit	$81.7	$78.4	$3.4	4.3%
Percent of net sales	46.3%	46.7%
Selling, Distribution, and Administrative Expenses	66.4	66.3	0.1	0.0%
Acquisition Costs	0.3	0.4	(0.2)	(38.6)%
Operating Profit	$15.1	$11.6	$3.5	30.4%
Percent of net sales	8.6%	6.9%

Operating profit increased $3.5 million in the third quarter of fiscal year 2012 to a profit of $15.1 million compared with $11.6 million in the third quarter of fiscal year 2011. Operating margins improved approximately 170 basis points during this comparative period. Contributing to the improvement in operating profit were lower selling, distribution and administrative expenses, which as a percentage of net sales in the third quarter of fiscal year 2012 improved approximately 190 basis points compared with the third quarter of fiscal year 2011.  This improvement is due in part to the discontinuation of fees associated with the Waterbury transition services agreement that expired during the fourth quarter of fiscal year 2011.  In addition, the $1.0 million and $1.3 million adjustments to the contingent consideration and Marietta environmental remediation liabilities (disclosed in Notes 9 and 5 of Notes to Consolidated Financial Statements, respectively) reduced Selling, Distribution, and Administration Expenses during the third quarter of fiscal year 2012.  Excluding the adjustments to these two contingent liabilities, our selling, distribution, and administrative expenses as a percentage of net sales improved.

We incurred acquisition costs of approximately $0.3 million associated with the Mykal Industries Limited acquisition, which closed in the fourth quarter of fiscal year 2012. We incurred acquisition and integration costs of approximately $0.4 million during the third quarter of fiscal year 2011.

We incurred approximately $0.4 million of costs associated with legal defense fees during the third quarter of fiscal year 2012 in connection with the Britto and Cowan matter that is detailed in Note 5 of Notes to Consolidated Financial Statements. We recognize legal costs in Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income. We anticipate that we will incur legal defense fees of approximately $0.4 million to $0.6 million during the fourth quarter of fiscal year 2012.

Income before Provision for Taxes

	Three Months Ended
	May 31,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Operating Profit	$15.1	$11.6	$3.5	30.4%
Percent of net sales	8.6%	6.9%
Other Expense (Income)
Interest Expense, net	1.3	1.6	(0.2)	(14.8)%
(Gain) Loss on foreign currency transactions	0.1	0.1	0.0	99.2%
Miscellaneous (income) expense	(0.1)	0.0	0.1	1,123%
Total Other Expense	1.3	1.6	(0.3)	(17.8)%
Income before Provision for Taxes	$13.8	$10.0	$3.8	38.3%
Percent of net sales	7.8%	5.9%

Interest Expense, net in the third quarter of fiscal year 2012 includes $0.2 million of interest income attributable to the above-mentioned $12.5 million bridge loan.  Total Other Expense in the third quarter of fiscal year 2012 remained consistent with that of the same year-ago period.

Provision for Taxes and Net Income

	Three Months Ended
	May 31,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Income before Provision for Taxes	$13.8	$10.0	$3.8	38.3%
Percent of net sales	7.8%	5.9%
Provision for Income Taxes	5.1	3.7	1.4	38.6%
Effective tax rate	37.4%	37.3%
Net Income	$8.6	$6.2	$2.4	38.1%

Net income for the third quarter of fiscal year 2012 increased $2.4 million, or 38.1%, to $8.6 million compared with $6.2 million reported in the third quarter of fiscal year 2011. The effective tax rate for the third quarter of fiscal year 2012 was 37.4%, compared with 37.3% in the third quarter of fiscal year 2011. The non-deductibility of acquisition costs incurred by our foreign subsidiary negatively affected the current quarter’s effective tax rate. Our effective tax rate is anticipated to range between 36.5% and 37.5% for fiscal year 2012.

First Nine Months of Fiscal Year 2012 Compared with First Nine Months of Fiscal Year 2011

The following table sets forth information comparing the components of net income for the nine months ended May 31, 2012 with the nine months ended May 31, 2011. Both dollar and percentage changes included within the tables below were calculated from our Consolidated Statements of Income:

	Nine Months Ended
	May 31,		Percent
(Dollars in millions)	2012	2011	Change
Net Sales	$481.8	$472.2	2.0%
Gross Profit	222.7	225.0	(1.0)%
Percent of net sales	46.2%	47.7%
Operating Profit	27.4	26.0	5.6%
Percent of net sales	5.7%	5.5%
Income before Provision for Taxes	23.3	20.9	11.2%
Percent of net sales	4.8%	4.4%
Net Income	$14.6	$13.3	9.8%

Net Sales

Net sales totaled $481.8 million in the nine months ended May 31, 2012, compared with $472.2 million in the same prior year period, an increase of $9.6 million or 2.0%. Higher selling prices contributed $13.6 million in revenue during the first nine months of fiscal year 2012. We implemented these price increases to mitigate the increased cost of our raw material. Total net sales in the first nine months of fiscal year 2012 reflected strong growth in the automotive aftermarket, home improvement retail, food processing, and industrial maintenance and repair end-markets that was more than offset by sales volume declines in other end-markets, including government and institutional. Acquired revenues added $6.3 million to net sales during the nine months ended May 31, 2012. Partially offsetting these gains were declines in selling volumes and the negative impact of foreign currency rate fluctuation, which totaled $8.4 million and $1.9 million, respectively.

Gross Profit

	Nine Months Ended
	May 31,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Net Sales	$481.8	$472.2	$9.6	2.0%
Cost of Products Sold	259.2	247.2	12.0	4.9%
Percent of net sales	53.8%	52.3%
Gross Profit	222.7	225.0	(2.4)	(1.0)%
Percent of net sales	46.2%	47.7%

Gross profit decreased $2.4 million, or 1.0%, to $222.7 million in the first nine months of fiscal year 2012 compared with $225.0 million in the prior year period. Gross profit margin was 46.2% in the first nine months of fiscal year 2012, representing an approximate 150 basis point decline from the first nine months of fiscal year 2011. The decline in gross profit margin was primarily attributable to the impact of higher raw material and manufacturing costs, and an increasing percentage of our sales to customers in retail and distribution channels, which typically have lower gross profit margins and lower selling, distribution and administrative expenses.

Operating Profit

	Nine Months Ended
	May 31,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Gross Profit	$222.7	$225.0	$(2.4)	(1.0)%
Percent of net sales	46.2%	47.7%
Selling, Distribution, and Administrative Expenses	194.2	197.8	(3.6)	(1.8)%
Restructuring Charges	—	1.5	(1.5)	(100)%
Gain on Sale of Building	—	(0.7)	(0.7)	(100)%
Acquisition Costs	1.0	0.4	0.6	137%
Operating Profit	$27.4	$26.0	$1.5	5.6%
Percent of net sales	5.7%	5.5%

Operating profit increased $1.5 million in the first nine months of fiscal year 2012 to a profit of $27.4 million compared with $26.0 million in the prior year period. Operating margins were 5.7% in the first nine months of fiscal year 2012 compared with 5.5% in the prior year period. Selling, distribution and administrative expenses as a percentage of net sales in the first nine months of fiscal year 2012 improved approximately 160 basis points compared with the first nine months of fiscal year 2011.  This improvement was due in part to the discontinuation of fees associated with the Waterbury transition services agreement, which expired during the fourth quarter of fiscal year 2011, and an increasing percentage of our sales to customers in retail and distribution channels.  In addition, the $1.0 million and $1.3 million adjustments to the contingent consideration and Marietta environmental remediation liabilities (disclosed in Notes 9 and 5 of Notes to Consolidated Financial Statements, respectively) reduced Selling, Distribution, and Administration Expenses during the third quarter of fiscal year 2012.  Excluding the adjustments to these two contingent liabilities, our selling, distribution, and administrative expenses as a percentage of net sales improved.

We did not incur material restructuring charges during the first nine months of fiscal year 2012.  In the first-nine months of fiscal year 2011, we recorded restructuring charges of $1.5 million, primarily for costs associated with the reduction of non-sales headcount and a facility consolidation.

We incurred acquisition costs of approximately $0.8 million associated with the acquisitions of Washtronics and Hale Group during the first nine months of fiscal year 2012, as well as $0.3 million associated with the Mykal Industries Limited acquisition, which closed in the fourth quarter of fiscal year 2012.  Acquisition costs approximated $0.4 million in the first nine months of fiscal year 2011.

We listed a facility in the Boston, Massachusetts area for sale during fiscal year 2010 in conjunction with previously disclosed restructuring programs. We sold this facility during the second quarter of our fiscal year 2011, and we recognized the related gain of $0.7 million within our operating results.

We incurred approximately $1.8 million of costs associated with legal defense fees during the first nine months of fiscal year 2012 in connection with the Britto and Cowan matter that is discussed further in Note 5 of Notes to Consolidated Financial Statements. We recognize legal costs in Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income. We anticipate that we will incur legal defense fees of approximately $0.4 million to $0.6 million during the fourth quarter of fiscal year 2012.

Income before Provision for Taxes

	Nine Months Ended
	May 31,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Operating Profit	$27.4	$26.0	$1.5	5.6%
Percent of net sales	5.7%	5.5%
Other Expense (Income)
Interest Expense, net	4.1	5.1	(0.9)	(18.1)%
Loss (Gain) on foreign currency transactions	0.4	(0.2)	(0.5)	324%
Bargain purchase gain from business combination	(0.6)	—	(0.6)	(100)%
Miscellaneous expense	0.2	0.1	0.1	68.6%
Total Other Expense	4.1	5.0	(1.0)	(17.7)%
Income before Provision for Taxes	$23.3	$20.9	$2.4	11.2%
Percent of net sales	4.8%	4.4%

Total other expenses in the nine months ended May 31, 2012 was $1.0 million lower than in the same prior year period.  The bargain purchase gain from business combination of approximately $0.6 million pertains to the above-mentioned Washtronics acquisition. Interest Expense, net in the first nine months of fiscal year 2012 includes $0.4 million of interest income attributable to the above-mentioned $12.5 million bridge loan.

Provision for Taxes and Net Income

	Nine Months Ended
	May 31,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Income before Provision for Taxes	$23.3	$20.9	$2.4	11.2%
Percent of net sales	4.8%	4.4%
Provision for Income Taxes	8.6	7.6	1.0	13.8%
Effective tax rate	37.1%	36.3%
Net Income	$14.6	$13.3	$1.3	9.8%

Net income for the first nine months of fiscal year 2012 increased $1.3 million, or 9.8%, to $14.6 million, compared with $13.3 million reported in the prior year period.  The effective tax rate for the first nine months of fiscal year 2012 was 37.1%, compared with 36.3% in the prior year period.  The non-deductibility of acquisition costs incurred by our foreign subsidiary negatively affected our first nine months fiscal year 2012 effective tax rate. We anticipate our effective tax rate to range between 36.5% and 37.5% for fiscal year 2012.

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

During the remainder of fiscal year 2012, we intend to continue the following actions in pursuit of our strategic goals:

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

• Annualized earnings per share increases of 11 to 13%; and

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

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains, and other written or oral statements made by or on behalf of us may include, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we, or the executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Specifically, forward-looking statements may include, but are not limited to:

•                  statements regarding our performance in the second half of fiscal year 2012;

•                  statements regarding our ability to successfully implement our strategic initiatives;

•                  statements relating to our future economic performance, benefits of productivity improvements, business prospects, revenue, income, cash flows, and financial condition;

•                  statements regarding the outcome of contingencies, including pending legal and regulatory proceedings; and

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

Item 3.                                     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, and Consolidated Statements of Cash Flows due primarily to fluctuation in both interest rates and foreign exchange rates. There have been no material changes to our exposure from market risks from those disclosed in Part II, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” within the Form 10-K.

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

As required by the rules of the Securities and Exchange Commission, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2012. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

During the three months ended May 31, 2012, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REGISTRANT Zep Inc.

DATE: July 10, 2012	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: July 10, 2012	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc. (effective July 7, 2011)	Reference is made to Exhibit 3(b) of registrant’s Form 10-Q as filed with the Securities and Exchange Commission on July 7, 2011, which is incorporated herein by reference.

EXHIBIT 10	(a)	Amendment to Severance Agreement effective as of April 9, 2012 between the Company and Robert P. Collins.	Reference is made to Exhibit 10(c) of the registrant’s Form 10-Q as filed with the Securities and Exchange Commission on April 9, 2012, which is incorporated herein by reference.

EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Section 1350 Certification, signed by John K. Morgan	Furnished with the Securities and Exchange Commission as part of this Form 10-Q.

	(b)	Section 1350 Certification, signed by Mark R. Bachmann	Furnished with the Securities and Exchange Commission as part of this Form 10-Q.

EXHIBIT 101.INS XBRL	Instance Document *

EXHIBIT 101.SCH XBRL	Taxonomy Extension Schema Document*

EXHIBIT 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*

EXHIBIT 101.DEF XBRL	Taxonomy Extension Definition Linkbase Document*

EXHIBIT 101.LAB XBRL	Taxonomy Extension Label Linkbase Document*

EXHIBIT 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

*                                         Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets — May 31, 2012 (Unaudited), and August 31, 2011; (ii) Consolidated Statements of Income (Unaudited) — Three Months Ended May 31, 2012 and 2011; (iii) Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended May 31, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements (Unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.