Form 10-K
period 2012-08-31
Zep Inc.
filed 2012-11-08
CIK 1408287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2012.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-33633.

Zep Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0783366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1310 Seaboard Industrial Boulevard, Atlanta, Georgia	30318-2825
(Address of principal executive offices)	(Zip Code)

(404) 352-1680
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock ($0.01 Par Value)	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Based on the closing price of the registrant's common stock of $15.17 as quoted on the New York Stock Exchange on February 29, 2012, the aggregate market value of voting stock held by nonaffiliates of the registrant was $118,439,062.

The number of shares outstanding of the registrant's common stock, $0.01 par value, was 22,181,925 as of October 31, 2012.

Documents Incorporated by Reference

Location in Form 10K	Incorporated Document
Part III	Proxy Statement for January 8, 2013 Annual Meeting of Stockholders

Zep Inc.

PART I

Item 1. Business

  Our Business

Zep Inc. is a leading provider of cleaning and maintenance chemicals and related products and services. We market our products and services under well recognized brand names, some of which have been in existence since 1896. For the fiscal year ended August 31, 2012, we generated net sales of $653.5 million and net income of $21.9 million. As of August 31, 2012, we had total assets of $435.3 million. We sell our products to more than 200,000 customers, which are located primarily in the United States (83% of fiscal year 2012 net sales), Canada (9% of fiscal year 2012 net sales), and Europe (8% of fiscal year 2012 net sales). We became an independent, publicly owned company in 2007 after having been spun-off by our former parent company. Our common stock is listed on the New York Stock Exchange under the ticker symbol "ZEP."

We believe that the applicable market for our products and services throughout the world is approximately $75 billion, and in the United States is approximately $19 billion. The market consists of three different types of end-users. The largest category of end-users is professional maintenance and cleaning personnel who buy products from business-to-business supply distributors. We believe this type of end-user represents approximately 44% of the U.S. market. The next largest category, representing approximately 35% of the U.S. market, is the occasional purchaser of cleaning and maintenance chemicals who purchases products from retail establishments. The third type of end-user purchases cleaning and maintenance chemicals directly from a salesperson who represents the manufacturer. This portion of the market comprises the remaining estimated 21% of the U.S. market and often consists of end users seeking specific specialty chemicals from a highly trained, technical sales organization.

Our goal is to sell our products and services in the way our customer wants to purchase them in each type of channel. Accordingly, we market our products and services in the following ways:

•
Our distributor sales organization markets our products to large national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. The distributors selling our branded and private label products include Bunzl; Fastenal Company; HD Supply; Lagasse, Inc.; Interline Brands, Inc.; Kia Motors America, Inc.; Nissan North America, Inc.; Subaru of America, Inc.; Toyota Motor Sales USA, Inc.; TripleS and W.W. Grainger Inc.

•
Our retail sales organization markets our products to contractors and small business owners through retailers such as home-improvement stores, hardware stores, discount stores and auto parts stores. We believe that we are the largest supplier of industrial-strength cleaning chemicals to The Home Depot. Other retailers selling our branded and private label products include Ace Hardware; Advance Auto Parts, Inc.; AutoZone Parts Inc.; Lowe's Companies, Inc.; Menard's; Orchard Supply Hardware LLC; TruServ Hardware and Wal-Mart.

•
Through the direct sales force of our sales and service organization, we provide convenient, highly effective cleaning and maintenance solutions to customers that include commercial, industrial, institutional and governmental end-users, ranging in size from small sole proprietorships to the United States federal government. Our sales and service organization maintains a particular focus on meeting the needs of customers in the transportation, food processing, industrial manufacturing, and food service industries. We provide value-added services to the customers of our sales and service organization on application uses, safety aspects, product selection, specific formulations, inventory management, customer employee training and equipment, including dispensers. We believe that the services we offer often reduce the total cost of our customers' cleaning and maintenance needs. Accordingly, we believe that the customers of our sales and service organization benefit from a more effective solution that is superior to many of our competitors' offerings. We are a leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. Customers served by our sales and service organization include Ameriquest; Costco; Harrah's Entertainment, Inc.; Penske Truck Rental; Ryder Truck Rental; U.S. Communities and Waste Management, Inc.

During the three years following our spin-off in 2007, we streamlined our historical product offering by approximately 50%, allowing our direct sales organization to focus on its most profitable products; we reduced our branch network from 42 locations to the 17 locations we believe are the best positioned to serve our customers; and we reduced non-sales headcount by approximately 10%. These changes allowed us to increase our cash flow and to reduce our debt by 53% before we began pursuing acquisitions. Most importantly, we reduced the breakeven point of our business by almost one-third.

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

In January 2012, through the acquisition of Hale Group Limited, we built upon our existing European capabilities by establishing a presence in the United Kingdom's cleaning and maintenance chemicals market. In June 2012, we acquired Mykal Industries Limited, also based in the U.K., which represents our first investment targeting Europe's retail and distribution sales channels. The fiscal year 2012 acquisition of Washtronics of America expanded our product portfolio and access to market by further strengthening our position in truck and fleet wash.

With our first transformational acquisitions now complete, we are realizing organic growth from our integrated distribution and retail selling platforms as well as numerous synergies in the sourcing, manufacturing and delivery of our products and services, including the capability to provide single order invoicing for our customers. We broadened our retail base in 2012 by expanding our branded product lines with existing customers such as Lowe's and Menard's, as well as new customers including Orchard Supply. Our primary retail brand, Zep Commercial, is now available at more than 7,000 retail locations throughout North America—a 75% increase compared with the number of stores at which customers could purchase Zep Commercial at the beginning of fiscal year 2011. We grew market share within certain of the market verticals we serve through the distribution channel, including automotive aftermarket and industrial maintenance and repair. Since 2009, we doubled the percentage of our total sales generated from the distribution and retail channels. We are making investments to stabilize volumes in our sales and service organization, and look forward to realizing the benefits of our efforts to expand within markets that are new to us in Europe. In fiscal year 2013, we intend to continue our focus on growing the business both organically as well as through acquisitions by further executing on each of our strategic initiatives discussed later in this section.

  Recent Developments

On October 16, 2012, we entered into a definitive agreement to purchase all of the assets of Ecolab Vehicle Care, a division of Ecolab Inc. for $120 million. Once regulatory approval is obtained, the combination of Ecolab's Vehicle Care division, Zep's existing North American sales and service vehicle wash operations, Niagara and Washtronics will create a new platform, "Zep Vehicle Care," representing approximately 12% of the Company's net sales. Zep Vehicle Care—to be based in Minnesota—will be a leading provider of vehicle care products, including soaps, polishes, sealants, wheel and tire treatments and air fresheners to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers. Zep Vehicle Care will access customers through the direct and distribution channels, and will provide car, truck and fleet wash operators high efficacy products for their wash tunnels and facilities as well as retail operations. We will finance the acquisition using existing debt capacity. We will incur acquisition-related costs associated with advisory, legal and other due diligence-related services during our first and second quarters of fiscal year 2013. In addition, we will be subject to a transition services agreement during a period up to 12 months under which Ecolab will continue to provide certain services to us.

On October 10, 2012, we amended our 2010 Credit Facility in support of this anticipated acquisition. The amendment, among other things, provides that the transaction will not result in an event of default under the 2010 Credit Facility. In addition, the amendment temporarily increases the maximum leverage ratio permitted under the 2010 Credit Facility, which is the ratio of total indebtedness to EBITDA, to 4.25 to 1.00. This maximum leverage ratio limitation will decline over our next six fiscal quarters, reverting to the original ratio of 3.75 to 1.00 on June 1, 2014. The amendment also temporarily decreases the fixed charge coverage ratio permitted under the 2010 Credit Facility, which is the ratio of EBITDA to fixed charges, to 1.15 to 1.00. The fixed charge coverage ratio threshold will increase over our next six fiscal quarters, reverting to 1.25 to 1.00 on June 1, 2014. We filed the above-mentioned asset purchase agreement and amendment to our 2010 Credit Agreement on Form 8-K on October 17, 2012.

A summary of our product offerings, our representative brands, including selected licensed brands, and the customers we serve through each of our sales organizations is provided in the following table:

END MARKET	PRODUCTS OFFERED	BRANDS	CUSTOMERS
Commercial, Industrial and Institutional Sales Channel:
Transportation • Vehicle Wash • Vehicle Maintenance	Interior and exterior vehicle cleaning products and equipment, solvents, degreasers, parts washers, lubricants, and hand care products	• Zep, Selig • Armor-All • Niagara • Washtronics	Automotive repair facilities, car washes, car dealers, airlines and fixed base operators, public transport organizations, car rental facilities, truck-fleet operators, railroads, and construction companies

Food • Processing • Service	Cleaners and sanitizers, kitchen cleaners, deodorizers, hand care products, and dispensing equipment	• Zep, Enforcer • Private label	Farms, meat processing facilities, bakeries, grocery stores, and full and quick-serve restaurants

Industrial • Manufacturing • Construction	Cleaners, degreasers, solvents, parts washers, lubricants, and hand care products	• Zep, Selig • Enforcer	Professional maintenance and engineering staff in manufacturing, pharmaceutical, construction and mining industries

Government	Cleaners, degreasers, floor care, hand care products, deodorizers, and dispensing equipment	• Zep, Selig	Federal, state and local government agencies, including cities, school districts, military, and police and fire departments

Institutional • Hospitality • Healthcare	Floor care, laundry systems, bathroom care, glass care, deodorizers, hand care products, and other janitorial products	• Zep, Selig • Enforcer • Forward • Rexodan	Hotels, hospitals, convention centers and other facilities that use janitorial housekeeping products

Retail Sales Channel:

Small business owners, contractors, and homeowners	Cleaners, degreasers, floor care, bathroom care, glass care, drain care, pressure wash products, and pest control products	• Zep Commercial • Enforcer • Private label • Mykal • De.Solv.It(1)	Home improvement, hardware stores, and mass merchandisers

Vehicle do-it-yourselfers	Cleaners, degreasers, upholstery care, glass care, headlight care, pressure wash products and hand soap	• Zep Commercial • Original Bike Spirits • Private label	Auto parts stores

Agricultural	Pest control and air care products for cattle and horse stables	• Country Vet • Enforcer	Specialty feed and supply retailers

Distribution Sales Channel:

Professional maintenance and engineering staff	Cleaners, degreasers, floor care, hand care products, deodorizers, lubricants, specialty chemical and dispensing equipment	• Zep Professional • Zep Commercial • Enforcer • Microbemax • Misty • TimeMist • i-Chem • TimeWick • Private label	Large national business-to-business supply stores

Professional janitorial and sanitation staff	Floor care, laundry systems, bathroom care, glass care, deodorizers, hand care products, and other janitorial products	• Misty • Zep Professional • Zep Commercial • Microbemax • TimeMist • TimeWick • Enforcer • Private label	Large national business-to-business supply stores

Automobile dealers	Cleaners, degreasers, upholstery care, glass care, headlight care, pressure wash products, vehicle wash and hand soap	• Zep Professional • i-Chem • Next Dimension • OEM private brands	Automobile manufacturers

(1)
Our use of the De.Solv.It brand is limited to Europe.

Our Strategy

We sell the majority of our product within the United States, where we believe the applicable market is approximately $19 billion. Business-to-business supply distributors purchase approximately 44% of all chemicals and maintenance solutions sold within the United States. In fiscal year 2012, distributor sales accounted for approximately 22% of our total revenue, which represents a substantial increase from just five years ago when distributor sales comprised only 1% of our total net sales. Retail establishments purchase approximately 35% chemicals and maintenance solutions sold within the U.S. market, and in fiscal year 2012, sales through this channel accounted for approximately 18% of our total revenue. A third type of end-user purchases cleaning and maintenance chemicals directly from a salesperson that represents the manufacturer. The remaining 21% of the U.S. market is served by this direct-serve channel, and sales through this channel accounted for 60% of our total revenue in fiscal year 2012.

Our strategy is to strengthen our position within each of these three channels as a leading provider of innovative, environmentally sustainable cleaning and maintenance solutions for commercial and industrial end users. To achieve this strategy, we intend to

•
Profitably grow sales with new and existing distributors;

•
Serve "pro" customers through a broad retail base;

•
Profitably grow within selected direct-serve markets;

•
Build upon our existing European organization and develop other international capabilities; and

•
Accelerate organic growth through selected acquisitions.

We designed our multi-channel and multi-brand approach to serve our customers in the way they want to be served. We seek to achieve financial performance in the top quartile of our peer group of companies by growing our share with existing and new customers and expanding our margins. We must continue to drive economies of scale through our supply chain, administrative functions, and research and development efforts if we are to achieve this level of financial performance. We recently updated our long-term financial objectives and believe that the success of our strategy in creating shareholder value over the next five years will be measured by the following:

•
Revenue of $1 billion;

•
Annualized EBITDA margin improvement of 50 basis points;

•
Annualized earnings per share increases of 11 – 13%; and

•
Returns on invested capital of 15+%.

Our Competition

The market for cleaning and maintenance chemicals and related services is highly competitive. Overall, competition is fragmented in the commercial, industrial, and institutional end-markets, with numerous local and regional operators selling directly to customers, distributors, and a few national competitors. Many of these competitors offer products in some, but not all, of the markets we serve. Competition is based primarily on brand name recognition, price, product quality, and customer service. Competitors in the commercial, industrial, and institutional end-market include but are not limited to Ecolab Inc., Diversey, Inc., Arch Chemicals, Inc., RPM International, Inc., NCH Corporation, Rochester Midland Corporation, Kimball Midwest, The Claire Manufacturing Company, Swisher Hygiene, Inc., Newell Rubbermaid Inc., Georgia-Pacific, and State Chemical Manufacturing Company. Many companies compete within the broader retail market for cleaning chemical products, including but not limited to Church & Dwight Co., Inc., Procter and Gamble, WD-40 Company, Gojo Industries, Inc., Reckitt Benckiser plc, S.C. Johnson & Sons, Inc., Sunshine Makers, Inc., and The Clorox Company. We also compete in the home improvement channel with pest control companies such as Bayer, A.G., Spectrum Brands, Inc., and The Scott's Company. Competitors in the automotive original equipment aftermarkets include Excelda Manufacturing, CRC Industries, Inc., Ashland Inc., and Technical Chemical Company. Furthermore, barriers to entry and expansion in the industry are low, which may lead to additional competitive pressure in the future. In the industrial and institutional direct-sales market channel, we believe we are one of the top four market leaders in the U.S., which together hold slightly less than 25% of the total market share.

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

Our Products

We produce a wide range of cleaning and maintenance solutions for commercial, industrial, and institutional customers. Our product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems, and a wide variety of automotive maintenance chemicals. We currently have more than 4,000 unique formulations that are used in manufacturing products for our customers. Many of our formulations are trade secrets. The value of the formulations to our business depends on our ability to maintain them as trade secrets. We own, or have pending, domestic and foreign registrations for approximately 430 trademarks. Our trademarks and formulations are important to our business. We have an active program to protect our intellectual property by filing for patents and trademarks and by pursuing legal actions against persons who infringe our intellectual property.

We employ a staff of chemists and technical support personnel who develop new products and support both our sales representatives and customers. We also license new products and technologies from third parties and engage others to assist with product development. We frequently refresh our product portfolio and service offerings through the introduction of new products and formulations, the incorporation of proven technologies into new applications and the introduction of new services designed to meet the demands of our customers and the industries we serve. Examples of new and/or improved product introductions in fiscal year 2012 include the release of CleanStone, a granite and marble surface protectant and degreaser that has already gained interest from new and existing retail customers, as well as an Enforcer-branded product capable of eradicating bed bugs, the recent proliferation of which has created an immediate demand for this product. The development of environmentally preferable products based on renewable and environmentally preferred raw materials and the application of those products is a principal focus of our product development efforts. We recently launched a "green" dispensing platform called Safe2Dose™. The Safe2Dose platform delivers reduced exposure to chemicals through exacting dispensing techniques, which helps customers manage costs. Safe2Dose is used by customers in hospitality, education, government, and food service. We also recently introduced customers in these end markets to our new skin care platform called Fuzion™. Our Fuzion dispensers have the ability to dispense liquid or foam, sanitizer or soap. The dispensers are also available in manual and touch-free options. These are just a few examples of newly-released product offerings.

Manufacturing

We manufacture our products at ten facilities located in the United States, Canada, the Netherlands, Italy, and England. The five United States facilities produce approximately 90% of our manufactured product. Certain finished goods purchased from contract manufacturers and finished goods suppliers supplement the products that we manufacture. Sales of finished products manufactured for us by third party suppliers currently account for approximately 20% of our net sales volume. Outsourced product is predominately manufactured in the United States.

The key raw materials we use in our chemical products, which account for most of our revenue, are surfactants, polymers and resins, fragrances, water, solvents and other petroleum-based materials and packaging materials. Many of the raw materials we use are petroleum-based and, therefore, are affected by the price of oil or its derivatives. Additionally, some of the raw materials we use are agriculture-based commodities, which are subject to changes in availability and price. We purchase most chemical raw materials on the open market. Although we do not currently engage in any commodity hedging transactions for raw materials, we have committed and expect to continue to commit to purchase certain materials for specified periods of time. Furthermore, we constantly monitor and investigate alternative suppliers and materials based on numerous attributes including quality, service, and price. Accordingly, the cost of products sold may be affected by changes in the market price of raw materials or the sourcing of finished goods. Due to the mix of purchases (raw materials, components parts and finished goods), the timing of price increases and other economic and competitive forces within the supply chain, it is not possible to determine the financial impact of future changes in the market price of these raw materials.

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

Environmental Regulation

Our operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws, and regulations that govern, among other things, the discharge of hazardous materials into the air, soil and water, as well as the use, handling, storage and disposal of these materials. These laws and regulations include, but are not limited to, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as well as analogous state, local and foreign laws. Compliance with these environmental laws is a major consideration for us because we use hazardous materials in some of our manufacturing processes. In addition, because we are a generator of hazardous waste, we, along with any other person who disposes of or arranges for the disposal of our waste, may be subject to financial exposure for costs associated with an investigation and any remediation of sites at which we have disposed or arranged for the disposal of hazardous waste if those sites become contaminated, even if we fully complied with applicable environmental laws at the time of disposal. Furthermore, process wastewater from our manufacturing operations is discharged to various types of wastewater management systems. We may incur significant costs relating to contamination that may have been, or is currently being, caused by this practice. We are also subject to numerous federal, state, local and foreign laws that regulate the manufacture, storage, distribution and labeling of many of our products, including some of our disinfecting, sanitizing and antimicrobial products. Some of these laws require us to have operating permits for our production facilities, warehouse facilities and operations. We may not have some of these permits or some of the permits that we do have may not be current. In the event of a violation of these laws, we may be liable for damages and the costs of remedial actions and may also be subject to revocation, non-renewal or modification of our operating and discharge permits, and revocation of product registrations. Any revocation, non-renewal or modification may require us to cease or limit the manufacture and sale of products at one or more of our facilities and may have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, legislation or regulations restricting emissions of greenhouse gases and our need to comply with such legislation or regulations could affect our business, financial condition, results of operation or cash flow. Environmental laws may also become more stringent over time, which could increase our compliance costs.

The environmental regulations we believe are most significant to us are summarized below. Risks related to these regulations and the nature of our manufacturing processes and selling activities are provided within Item 1A. Risk Factors section of this document.

  Toxic Substances

We are subject to various federal, state, local and foreign laws and regulations governing the production, transport and import of industrial chemicals. Notably, the Toxic Substances Control Act gives the U.S. Environmental Protection Agency ("EPA"), the authority to track, test and/or ban chemicals that may pose an environmental or human-health hazard. We are required to comply with certification, testing, labeling and transportation requirements associated with regulated chemicals. To date, compliance with these laws and regulations has not had a material adverse effect on our business, financial condition, results of operations or cash flow.

  Pesticide Regulation

Some of our facilities are subject to various federal, state, local and foreign laws and regulations governing the manufacture and/or use of pesticides. We manufacture and sell certain disinfecting and sanitizing products that kill micro-organisms, such as bacteria, viruses and fungi. These products are considered "pesticides" or "antimicrobial pesticides" and, in the United States, are governed primarily by the Federal Insecticide, Fungicide and Rodenticide Act, as amended by the Food Quality Protection Act of 1996 ("FIFRA"). To register these products, we must meet various efficacy, toxicity and labeling requirements and must pay initial and ongoing registration fees. In addition, some states or foreign jurisdictions may impose taxes on sales of pesticides. Although the cost of maintaining, and delays associated with, pesticide registration have increased in recent years, compliance with the various laws and regulations governing the manufacture and sale of pesticides has not had a material adverse effect on our business, financial condition, results of operations or cash flow.

  Ingredient Regulation

Numerous federal, state, local and foreign laws and regulations relate to the sale of products containing ingredients that may impact human health and the environment. Specifically, the State of California has enacted Proposition 65, which requires us to disclose specified listed chemical ingredients on the labels of our products. To date, compliance with these laws and regulations has not had a material adverse effect on our business, financial condition, results of operations or cash flow.

Other Environmental Regulation

Many of our facilities are subject to various federal, state, local or foreign laws and regulations governing the discharge, transportation, use, handling, storage and disposal of hazardous substances. In the United States, these statutes include the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act as well as analogous state laws. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, including the Emergency Planning and Community Right-to-Know Act, which impose reporting requirements when toxic substances are released into the environment. In Europe, we are subject to portions of the compliance obligations under the EU

European Community Directive "Registration, Evaluation, Authorization, and Restriction of Chemicals" (EU Directive No. 2006/1907). The directive imposes several requirements related to the identification and management of risks related to chemical substances manufactured or marketed in Europe. Our compliance obligations are mostly associated with the use of chemicals as opposed to the manufacture of chemicals. Each year we make various capital investments and expenditures necessary to comply with applicable laws and regulations. To date, these investments and expenditures have not had a material adverse effect on our business, financial condition, results of operations or cash flow.

  Environmental Remediation and Proceedings

We may be jointly and severally liable under CERCLA or its state, local or foreign equivalents for the costs of environmental contamination on or from our properties and at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous waste. Generally, CERCLA imposes joint and several liability on each potentially responsible party ("PRP") that actually contributed hazardous waste to a site. Customarily, PRPs will work with the EPA to agree on and implement a plan for site investigation and remediation. Based on our experience with these environmental proceedings and, our estimate of the contribution to be made by other PRPs with the financial ability to pay their shares, we believe that our share of the costs at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flow.

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

  Environmental Permits and Licensing

In the ordinary course of our business, we are subject to environmental inspections and monitoring by governmental enforcement authorities. In addition, our production facilities, warehouse facilities and operations require operating permits that are subject to renewal, modification and, in specified circumstances, revocation. While we believe that we are currently in material compliance with existing permit and licensing requirements, we may not be in compliance with all permit or licensing requirements at some of our facilities. Based on available information, we believe that costs associated with any failure to satisfy our permit and licensing obligations will not have a material adverse effect on our business, financial condition, results of operations or cash flow.

Product Registration and Compliance

In addition to our pesticides, which are required to be registered in the U.S. pursuant to FIFRA and in other countries pursuant to comparable foreign regulations, various federal, state, local and foreign laws and regulations regulate some of our products and require us to register our products and to comply with specified requirements. In the United States, we must register our sanitizing and disinfecting products with the EPA. When we register these products, we must also submit to the EPA information regarding the chemistry, toxicology and efficacy for the agency's review. Data must be consistent with the desired claims stated on the product label. In addition, each state where these products are sold requires registration and payment of a fee.

We are also subject to various federal, state, local and foreign laws and regulations that regulate products manufactured and sold by us for controlling microbial growth on humans, animals and processed foods. In the United States, these requirements are generally administered by the U.S. Food and Drug Administration, ("FDA"). The FDA regulates the manufacture and sale of food, drugs and cosmetics, which includes antibacterial soaps, hand sanitizers and products used in food preparation establishments. The FDA requires companies to register antibacterial hand-care products and imposes specific criteria that the products must meet in order to be marketed for these regulated uses. Before we are able to advertise our product as an antibacterial soap, a hand sanitizer or a food-related product, we must generate, and maintain in our possession, information about the product that is consistent with the appropriate FDA monograph. FDA monographs dictate the necessary requirements for various product types such as antimicrobial hand soaps. In addition, the FDA regulates the labeling of these products. If the FDA determines that any of our products do not meet its standards for an antibacterial product, we will not be able to market the product as an antibacterial product. Similar product registration regulations and compliance programs exist in many other countries where we operate. To date, the cost of complying with product registration and compliance has not had a material adverse effect on our business, financial condition, results of operations or cash flow.

Employees

As of August 31, 2012, we had approximately 2,400 employees, including 1,745 in the United States, 205 in Canada, and 450 in Europe. Of our approximately 2,400 employees, we estimate that 230 are subject to collective bargaining agreements in the United States and Europe, including employees at our manufacturing facility on Seaboard Industrial Boulevard in Atlanta, Georgia.

International Operations

See Note 13: Geographic Distribution of Operations of Notes to Consolidated Financial Statements for information regarding the geographic distribution of net sales, operating profit, and long-lived assets.

Information Concerning Zep Inc.

We were incorporated in 2007 under the laws of Delaware. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and all amendments to these reports), together with all reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 by our officers, directors, and beneficial owners of 10% or more of our common stock, available free of charge through the "SEC Filings" link on our website, located at www.zepinc.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on our website is not incorporated by reference into this Annual Report on Form 10-K. Our reports are also available at the Securities and Exchange Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or on their website at www.sec.gov. The SEC may be contacted regarding such requests at 1-800-SEC-0330.

We have adopted a written Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees, including our chief executive officer and chief financial officer. The Code of Ethics and Business Conduct and our Corporate Governance Guidelines are available free of charge through the "Corporate Governance" link on our website at www.zepinc.com. The charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and the rules and procedures relating thereto, are also available free of charge through the "Corporate Governance" link on our website. Each of the Code of Ethics and Business Conduct, the Corporate Governance Guidelines, and the committee charters is available in print to any of our stockholders by written request. Such requests should be directed to the Corporate Secretary, Zep Inc., 1310 Seaboard Industrial Boulevard, Atlanta, Georgia 30318. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of this Code of Ethics and Business Conduct applicable to our chief executive officer and chief financial officer by posting such information within the investor relations corporate governance sections on our website at www.zepinc.com.

Item 1A. Risk Factors

The following are important factors that could affect our business, financial condition and results of operations. Such factors could also cause our actual results for future periods to differ materially from our expectations, including those expressed in or implied by any forward-looking statements contained in this Annual Report on Form 10-K. These risk factors could cause the market price of our securities to decrease. The risk factors described below are not the only risks that may affect us. Additional, risks and uncertainties not presently known to us also may adversely affect our business, financial condition and results of operations. See the section entitled "Cautionary Statement Regarding Forward-Looking Information".

We may also refer to this disclosure to identify factors that may cause results to differ from those expressed in or implied by other forward-looking statements made in oral presentations, including conference calls and/or webcasts open to the public.

Except as may be required under applicable law, we undertake no responsibility to update our Cautionary Statement Regarding Forward-Looking Information.

Risks Related to our Business

  We may not properly execute, or realize anticipated benefits from, our ongoing strategic or other initiatives.

Our success is partly dependent upon properly executing, and realizing the anticipated benefits from, our ongoing strategic growth initiatives, our information technology initiatives, and other initiatives. These initiatives are primarily designed to increase our revenue and market share and to make us more efficient in the sales, manufacture, and distribution of our products. We continue our phased implementation of a new enterprise resource planning system ("ERP"), the next significant phase of which involves inventory, billing, and warehouse management and is scheduled for "go-live" during fiscal year 2013. The implementation is a technically intensive process, requiring design, programming, testing, modifications and project coordination. Although our ERP implementation process includes months of planning and training, which is intended to minimize business disruption and conversion risks, we may experience disruptions in our business operations related to this implementation effort. Such disruptions could result in material adverse consequences, including costs associated with delays in the design and implementation of the system, loss of information, loss of personnel, a reduction in our ability to process transactions, harm to our control environment, and unanticipated increases in operating costs and losses of customers and associated revenues. These initiatives, including the implementation of the ERP system, are complex; a failure to implement them properly may, in addition to not providing the anticipated benefits, result in an interruption to our sales, manufacturing, logistics, customer service, or accounting functions. Furthermore, we have invested a significant amount of capital into a number of these initiatives and will invest a significant amount of capital into others, which might have been more efficiently used if the anticipated benefits are not fully realized. Any of these results could have a material adverse effect on our business and results of operations, including the requirement to reduce the book value of certain assets that must be evaluated for impairment.

  Difficult economic conditions could continue to affect adversely our business and financial results.

Difficult economic conditions, in the U.S. or globally, and in particular, downturns that affect the transportation, food processing, food service, manufacturing, government and housekeeping markets, may negatively impact our business and financial results. The recent global and U.S. recessions, many aspects of which are continuing, such as high unemployment, negatively impact all of these markets. During periods of difficult economic conditions and uncertainty, we experience decreased demand for our products as many customers either defer purchases or purchase lower-cost products. Credit quality has frequently experienced declines during periods of difficult economic conditions, which may negatively impact our ability to collect accounts receivable on a timely basis, or at all, from certain customers. Furthermore, the ability of certain suppliers to fill our orders for raw materials or other goods and services may decline in the future because of the diminished availability of credit. A prolonged period of difficult economic conditions, particularly one that affects the end-user markets listed above, could have a material adverse impact on our business, results of operations and financial condition, and our ability to make distributions to our stockholders.

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

For example, during fiscal year 2011 and 2012, we experienced difficulty obtaining pyrethrum, a key component of our agricultural pest control products, due to an industry-wide shortage. As another example, the cost of ethanol, which is used in some of our products and which is increasing in importance as a transportation fuel, became volatile during 2012 due to insufficient rainfall throughout much of the mid-western United States coupled with an increase in demand for corn-based derivatives.

We may not be able to increase the prices of our products to recover the increased cost of the raw materials we use. The volatility in raw material costs can exacerbate the challenges we face with obtaining sufficient pricing to maintain gross profit margins. Significant increases in the prices of our raw materials could have a negative effect on demand for our products and on our operating margins. Furthermore, our ability to meet the demand for our products could be negatively impacted by shortages of our raw materials.

We do not currently engage in raw material commodity hedging transactions. We are not always able to enter into a supply agreement for certain raw materials. When we are able to do so, we face the risk that the price of the raw material covered by the contract may decline during the term of the supply agreement.

  We face significant competition and may face more significant competition in the future.

Our industry is highly competitive. Our competition includes numerous local and regional operators selling directly to customers, numerous distributors and several national competitors. Many of our competitors are privately-held companies that have cost structures that are lower than ours or that have lower financial-return requirements than we have. Competition is based primarily on brand name recognition, price, product quality, and customer service. Furthermore, barriers to entry and expansion in the industry are low, which may lead to additional competitive pressure in the future. We cannot assure you that we will be able to continue to compete successfully against current or future competitors or that change in the source or intensity of competitive pressure in the industry will not result in reduced market share that could negatively impact our results of operations, financial condition, or cash flow.

  We may be unable to sustain our significant customer relationships.

Our relationships with our largest customers depend on our ability to deliver high quality products and services. The loss of or substantial decrease in the volume of purchases by one or more of our largest customers could harm our sales and profitability. The Home Depot is our largest single customer. It represented less than 10% of our total sales in fiscal year 2012 and approximately 10% of our total net sales during each of the fiscal years ended August 31, 2011, and 2010. Our relationship with The Home Depot is not subject to any written contract obligating them to purchase our products, and they could sever their relationship with us upon little or no notice. We have developed plans for reducing our cost structure if we were to lose one or more of our largest customers; however, we could not implement the actions contemplated by these plans immediately and we would incur substantial costs in doing so. Therefore, the loss of The Home Depot as a customer, or a combination of other large customers, could have a material adverse affect on our financial condition and results of operations.

  We may not be able to attract and retain sufficiently qualified sales representatives and other key personnel.

Our success is dependent upon the continued service of our highly skilled workforce and our ability to attract and retain key personnel. The challenge to attract top talent is a formidable one given the competition for such talent within our markets. In particular, we have historically experienced substantial turnover in sales representatives, especially those who have less than two years experience. This turnover in our sales force on a monthly basis increases our hiring and training expenses and can interrupt continuity with some of our customers. In addition, we are continuing to expand our sales efforts into alternative sales channels, including wholesale distribution utilizing several brands including our Zep Professional product line. Widespread sales of our products through wholesale distribution could reduce the sales of our products by sales representatives in certain regions, which could lead to the loss of sales representatives and customers, as well as disputes over the terms of sales and commission agreements. Significant employee turnover and failure to maintain a qualified workforce, including qualified sales representatives, could have a material adverse effect on our results of operations

  If we are unable to implement our growth strategy, the price of our common stock may be adversely affected.

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

Our growth strategy requires that we make expenditures in connection with the acquisition of other product lines and companies. We cannot predict the amount of our expenditures in connection with our growth strategy because opportunities for implementing our growth strategy arise unexpectedly. We will be required to seek additional sources of financing as we pursue our growth strategy, which may include issuing debt or equity securities. Our need for additional financing may place us at a disadvantage in competing for acquisitions. When a future acquisition opportunity arises, we will be required to evaluate the sources of financing, which may be limited on short notice, and the terms of the financing available at the time. Certain sources of financing may have a dilutive effect on stockholders' existing equity positions. If we cannot find financing on acceptable terms, we may be unable to make the acquisition and we may incur significant costs from which we may realize no benefit.

  We are subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which we operate, and we may be exposed to substantial environmental, health, and safety costs and liabilities.

As noted above, our operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the manufacture, storage, distribution, sale and use of our products. Regulation of our products and operations continues to increase with more stringent standards, including evolving climate change standards, causing increased costs of operations and potential for liability if a violation occurs. Notably, the Toxic Substances Control Act gives the EPA the authority to track, test and/or ban chemicals that may pose an environmental or human-health hazard. We are required to comply with certification, testing, labeling and transportation requirements associated with regulated chemicals. To date, compliance with these laws and regulations has not had a material adverse effect on our business, financial condition, results of operations or cash flow. However, the costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental and product liabilities associated with product usage, divested assets, third party locations, and past activities. We have accrued a liability for environmental remediation activities where appropriate. The cost of addressing environmental matters (including the timing of any charges related thereto), however, cannot be predicted with certainty. These liabilities may not ultimately be adequate, especially in light of potential changes in environmental conditions, changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, our potential liability to remediate sites for which provisions have not previously been established and the adoption of more stringent environmental laws. Such future developments could result in increased environmental costs and liabilities and could require significant capital and other ongoing expenditures, any of which could have a material adverse effect on our financial condition or results of operations. Furthermore, the failure to comply with our obligations under the environmental laws and regulations could subject us to administrative, civil, or criminal penalties, obligations to pay damages or other costs, and injunctions or other orders, including orders to cease operations. In addition, the presence of environmental contamination at one or more of our properties could adversely affect our ability to sell such property, receive full value for the property, use a property as collateral in a financing transaction, or obtain or maintain financing.

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

We own and operate property located on Seaboard Industrial Boulevard in Atlanta, Georgia where we have been named as a responsible party. We and the current and former owners of adjoining properties have agreed to share the expected costs and responsibilities for remediating the issue. Further, we have executed a Consent Order with the Georgia Environmental Protection Division ("EPD") covering this remediation, and are operating under an EPD approved Corrective Action Plan, which may be amended from time to time based on the progression of our remediation. In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate at the time of costs associated with subsurface remediation, primarily to remove, or secure, contaminants from soil underlying this property, and other related environmental issues. While it is reasonably possible that the total losses incurred by us in connection with this matter could range up to $10.0 million, management's best estimate of total remediation costs continues to be $5.0 million. To date, we have expended approximately $2.5 million of the $5.0 million accrual we established in May 2007. Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate. We arrived at the current estimates based on studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Amrep is currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by Amrep have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which Amrep has been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party, either (1) Amrep is one of many other identified generators who have reached an agreement on the allocation of costs for cleanup among the various generators and Amrep's potential liability is not material, or (2) Amrep has been identified as a potential generator but has been indemnified by its waste broker and transporter.

Amrep's primary manufacturing location in Marietta, Georgia is the only active site involving property which Amrep owns with respect to which Amrep has been named as a potentially responsible party. With regard to this location, Amrep is responsible for the expected costs of implementing an Amended Corrective Action Plan that was conditionally approved by the EPD in June 2012 under the Georgia Hazardous Response Act.

The State of Georgia recently introduced a Voluntary Remediation Program ("VRP") that provides for a risk-based approach towards environmental remediation. We believe the provisions of the VRP are applicable to the Marietta site. During the third quarter of fiscal year 2012, with the assistance of our third party environmental and geological specialists, we evaluated costs necessary to complete the Marietta site remediation in accordance with VRP and other applicable regulatory standards. As a result of the evaluation, we decreased our Marietta remediation accrual. As of August 31, 2012, liabilities related to the remediation of the Marietta site presented within our Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $7.8 million, which represents our best estimate of remaining remediation costs for this site. In the future, we will submit an application to enter the Marietta, Georgia site into the VRP.

Additionally, Amrep previously conducted manufacturing operations at an unrelated property in Cartersville, Georgia that has since been sold and where sub-surface contamination exists. Pursuant to the terms of the sale, Amrep has retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address sub-surface contamination at this location. Based on recent data, the contamination has migrated off site and is present at a greater depth than originally anticipated. In the future, we will submit an application to enter the Cartersville, Georgia site into the VRP. Our third party environmental and geological specialists evaluated the remaining remediation cost of this site during the third quarter of fiscal year 2012. As a result of the evaluation, we increased the related accrual to approximately $0.6 million.

In fiscal year 2012, the net reduction in environmental remediation liabilities resulting from these fiscal year 2012 evaluations totaled $1.3 million, which we recorded in Selling, Distribution, and Administrative Expenses in our Consolidated Statements of Income. The actual cost of remediation of these two sites in Georgia could vary depending upon the results of additional testing and geological studies, the rate at which site conditions may change, the success of initial remediation designed to address the most significant areas of contamination, and changes in regulatory requirements. While it is reasonably possible that the total costs incurred by us in connection with these matters could range up to an aggregate of $16.0 million, management's best estimate of total remediation costs for these two sites combined is $8.4 million.

Finally, we submitted a comprehensive Affected Property Assessment Report ("APAR") to address the sub-surface contamination at a Texas manufacturing location owned by Amrep. The Texas Commission on Environmental Quality ("TCEQ") formally approved the APAR but requested that additional actions be taken including formal closure of previously registered waste management units. On August 22, 2012, we received a letter from the TCEQ approving the closure of the waste management units and confirming no further action was required at the site.

We use a variety of hazardous materials and chemicals in our manufacturing processes and in connection with maintenance work on our manufacturing facilities. Because of the nature of these substances or related residues, we may be liable for certain costs, including, among others, costs for health-related claims or removal or re-treatment of such substances. In addition, although we have developed environmental, health, and safety programs for our employees, including measures to protect our employees from exposure to hazardous substances, and conduct regular assessments at our facilities, we may be involved in claims and litigation filed on behalf of persons alleging injury as a result of occupational exposure to substances or other hazards at our current or former facilities. Due to the unpredictable nature of personal injury litigation, it is not possible to predict the ultimate outcome of any such claims or lawsuits that may arise. If any such claims or lawsuits, individually or in the aggregate, were resolved against us, our results of operations and cash flow could be adversely affected.

  Our business could suffer in the event of a work stoppage or increased organized labor activity.

As of August 31, 2012, approximately 230 of our 2,400 employees were covered by collective bargaining agreements in the United States and Europe. While we consider our relations with our employees to be generally good, we may experience work stoppages, strikes, or slowdowns in the future. In addition, we outsource to third parties the manufacturing of certain of our products that currently account for approximately 20% to 25% of our net sales volumes, and these third parties may experience work stoppages, strikes or slowdowns in the future. A prolonged work stoppage, strike, or slowdown at any of our facilities or those of our third party suppliers could have a material adverse effect on our results of operations. Further, upon expiration of any of our existing collective bargaining agreements, we may not be able to reach new agreements without union action or any new agreement may not be on terms satisfactory to us. Moreover, our non-union facilities may become subject to labor union organizing efforts. If any current non-union facilities were to unionize, we would incur increased risk of work stoppages and possibly higher labor costs.

  We do not have a back-up manufacturing facility for the production of our aerosol products.

Currently, the only location where we manufacture our aerosol products is our facility in Marietta, Georgia. We decided to locate all aerosol-product production at this facility to achieve economies of scale. The facility now produces the aerosol products marketed by Zep and Amrep as well as the aerosol products that we acquired as part of our acquisition of assets from Waterbury Companies in 2010. If we were unable to continue to operate this facility, due to a natural disaster or industrial accident, for example, we would be unable to produce our aerosol products until operations at the plant were restored or we were able to find a contract manufacturer to produce the products for us. The inability to manufacture our aerosol products would have a material adverse affect on our financial condition, results of operations and cash flow.

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

Recent California legislation, called the "Green Chemistry Initiative", regulates products that contain chemicals deemed to exhibit a "hazard trait" such as carcinogenicity, toxicity or mutagenicity. Similar legislation is underway in other states, including New York. As a result of this type of legislation, we may be required to disclose certain of our proprietary product formulations, the identity of the chemicals used in certain of our products and chemical and market data with respect to certain of our products to the California Department of Toxic Substance Control (the "DTSC") or other state agencies. We intend to request protective treatment for any proprietary confidential business information that we may be required to disclose. However, we may be unable to retain trade-secret protection for our formulations. Loss of trade-secret protection for a product formulation could enable our competitors to duplicate the product. Our failure to protect our trademarks and trade names, or any adverse judgment with respect to infringement of others' intellectual property rights, may have a material adverse effect on our business, financial condition, results of operations, and cash flow.

  If our products are improperly manufactured, packaged, or labeled or become adulterated, we may need to recall those items and may experience product liability claims if consumers are injured.

If we improperly manufactured, packaged, or labeled our products or if they become adulterated, we may be required to remove or recall the affected products. Our quality control procedures relating to the raw materials and other supplies, including packaging, that we receive from third-party suppliers, or our quality control procedures relating to our products after our products are formulated and packaged may not be sufficient. We have previously initiated product removals and recalls, and widespread product removals or recalls could result in significant losses due to the costs of a removal or recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We may also be liable if the use of any of our products causes injury, and could suffer losses from a significant product liability judgment against us. A significant product removal or recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business and financial results.

  We have recorded a significant amount of goodwill and other identifiable intangible assets. We may be required to record non-cash charges for impairment of our goodwill and other identifiable intangible assets, if we do not achieve the anticipated benefits from the transactions that gave rise to the goodwill and other intangible assets.

We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Our goodwill and other net identifiable intangible assets were approximately $150.3 million as of August 31, 2012, or approximately 34.5% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $84.6 million as of August 31, 2012, or 19.4% of our total assets.

Goodwill and indefinite-lived intangible assets are recorded at fair value on the date of acquisition and, in accordance with relevant guidance, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. Some of the products and services we sell to our customers are dependent upon laws and regulations, and changes to such laws or regulations could impact the demand for our products and services. The amount of any quantified impairment must be expensed immediately as a non-cash charge to results of operations. In the event we are required to record impairment charges related to our intangible assets in the future, we may not realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on our financial condition and results of operations.

Risks Related to our Securities and Our Structure

  The market price for our Securities, including our common stock, may be volatile, and you may not be able to sell our stock at a favorable price.

Our common stock is traded on the New York Stock Exchange. The market price of our common stock has in the recent past been, and may in the future be, highly volatile and subject to wide fluctuations and the market price of any other securities we issue from time to time may also be highly volatile and subject to wide fluctuations. This volatility may occur for many reasons, including for reasons unrelated to our performance, such as reports by industry analysts, investor perceptions, or negative announcements by our customers, competitors, or suppliers regarding their own performance, as well as general economic and industry conditions and the lack of a readily liquid market for our securities. Additional factors that could cause the market price of our securities, including our common stock, to rise and fall include, but are not limited to, the following:

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

•
permit a special stockholders' meeting to be called only by a majority of the Board of Directors;

•
do not permit stockholders to take action except at an annual or special meeting of stockholders;

•
require stockholders to give us advance notice to nominate candidates for election to our Board of Directors or to make stockholder proposals at a stockholders' meeting;

•
permit our Board of Directors to issue, without stockholder approval, preferred stock with such terms as the Board may determine;

•
require the vote of the holders of at least 80% of our voting shares for stockholder amendments to our bylaws; and

•
require, for the approval of a business combination with stockholders owning 5% or more of our voting shares, the vote of at least 50% of our voting shares not owned by such stockholder, unless certain "fair price" requirements are met or the business combination is approved by our continuing directors.

The preferred stock purchase rights attached to our shares of common stock, in effect, prevent a person or group from acquiring more than 15% of the total number of shares of our common stock outstanding at any time without obtaining prior approval from our Board of Directors, to be granted at the Board's sole discretion. In addition, Delaware law generally restricts mergers and other business combinations between us and any holder of 15% or more of our common stock, unless the transaction or the 15% acquisition is approved in advance by our Board of Directors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office and our primary manufacturing facilities are owned by us and located in the metropolitan Atlanta, Georgia, area. We also have manufacturing facilities located at two additional sites in Georgia and in Texas, Canada, Italy, the Netherlands, and England. We own seven of our ten manufacturing facilities. The facilities in Italy and Canada are leased, as is one of our manufacturing facilities in England. Additionally, we own branch and storage facilities in Illinois and Washington. We lease sales offices and storage facilities throughout North America and Europe. We believe our facilities, which are adequate for our current needs, are in good operating condition.

Item 3. Legal Proceedings

Legal Proceedings

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flow. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on our results of operations, financial position, or cash flow in future periods. We establish accruals for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, unless otherwise disclosed, we cannot make a meaningful estimate of actual costs or a range of reasonably possible losses that could be higher or lower than the amounts accrued.

Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc.

We are a defendant in Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc., a lawsuit that was commenced in December 2010 in the Superior Court in Alameda County, California. The plaintiffs, who were formerly employed as sales representatives by Acuity Specialty Products, Inc. ("Acuity"), one of our subsidiaries, brought the lawsuit on behalf of themselves and on behalf of a putative class that includes all of Acuity's current sales representatives based in California and all former sales representatives based in California who were employed by Acuity on December 30, 2006 or thereafter. The plaintiffs allege that Acuity failed to reimburse the putative class members for work-related expenses and failed to pay the putative class members their wages by assessing unlawful deductions from commissions. The plaintiffs are also seeking to recover statutory and/or civil penalties pursuant to the California Labor Private Attorney General Act.

Approximately 171 persons were employed by Acuity in California as sales representatives on December 30, 2006, and thereafter and, are therefore, members of the putative class proposed by the plaintiffs. We have reached settlements with approximately one-half of the members of the putative class. The plaintiffs have indicated that they intend to contest the validity of the settlements. We believe that the basis for their challenge, as it has been explained to us, is without merit.

On May 7, 2012, the Court issued a ruling with respect to the plaintiffs' motion for class certification in which it denied the plaintiffs' motion with respect to all causes of action asserted by the plaintiffs. At the same time, the Court denied another motion filed by the plaintiffs in which they sought leave to amend their complaint to add a claim based on our alleged failure to comply with requirements of the California Labor Code relating to the form of wage statements. On June 1, 2012, the plaintiffs filed a motion for leave to intervene in the suit on behalf of 54 individual plaintiffs and a motion for reconsideration of the Court's decision denying class certification.

On July 30, 2012, the Court granted the plaintiffs' motion for leave to permit individual plaintiffs to intervene in the lawsuit filed by Messrs. Britto and Cowan. The Court denied the plaintiffs' motion for reconsideration of the Court's decision denying class certification. Since the date of the Court's action, 55 plaintiffs have intervened in the lawsuit. The interveners have asserted, in addition to the claims related to expense reimbursement and commission deductions, a claim based on our alleged failure to comply with requirements of the California Labor Code relating to the form of wage statements. We appealed the Court's July 30, 2012 decision granting the motion for leave to intervene. On October 17, 2012, the Appellate Court issued a stay of the lawsuit in light of our appeal. The stay will remain in effect until the Appellate Court issues a ruling on our appeal. We cannot predict when this will occur. We believe that we have substantial factual and legal defenses to the claims made in the lawsuit, and we intend to assert the defenses aggressively.

During the fiscal year ended August 31, 2011, we established a $1.8 million accrual with respect to our potential liability to the plaintiffs in the lawsuit. During fiscal year 2012, this accrual was reduced by the approximately $0.2 million in payments made to settle the claims of certain current and former sales representatives. Based on the facts known as of the time of filing of this Annual Report on Form 10-K, our current accrual of $1.6 million continues to represent our best estimate of the probable settlement cost related to this litigation. If we are not successful in our defense against the claims asserted in the lawsuit and if there is an adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to our financial condition or results of operations. However, because of the uncertainty of the outcome of the lawsuit, including the amount of damages, if any, that any class member may be able to prove, and because our liability, if any, arising from the litigation, including the amount of any damages awarded if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, we cannot estimate the reasonably possible losses or range of loss that may arise from this litigation in excess of the amounts described above. We anticipate incurring approximately $1.7 million to $2.0 million of costs associated with legal defense fees during fiscal year 2013 in connection with this matter.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol "ZEP". There were 3,253 stockholders of record as of October 31, 2012. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for our common stock for the periods indicated.

	Price per Share
			Dividends Per Share
	High	Low
2012
First Quarter	$18.16	$12.06	$0.04
Second Quarter	$17.96	$13.76	$0.04
Third Quarter	$15.65	$13.11	$0.04
Fourth Quarter	$16.45	$12.82	$0.04
2011
First Quarter	$19.65	$16.23	$0.04
Second Quarter	$20.95	$15.52	$0.04
Third Quarter	$19.22	$15.43	$0.04
Fourth Quarter	$20.95	$14.38	$0.04

We began making dividend payments, at an annual rate of $0.16 per share, in the second quarter of fiscal year 2008. Our Board of Directors evaluates our dividend policy quarterly, taking into consideration the composition of our stockholder base; our financial condition, earnings and funding requirements; our growth prospects; applicable law; and any other factors our Board of Directors deems, in its discretion, relevant. Our Board of Directors believes that it is in the best interest of our stockholders to continue paying dividends and has no present intention to change the annual dividend rate. We review our capital structure, including dividend policy, quarterly to ensure it remains aligned with the best interest of our stockholders. On October 3, 2012, our Board of Directors declared a quarterly dividend of $0.04 per share.

Our ability to fund a regular quarterly dividend is impacted by our financial results and the availability of surplus funds. All dividends are paid out of current year earnings. Delaware law prohibits the payment of dividends or otherwise distributing funds to our stockholders absent a legally available surplus. There can be no assurance that we will continue to pay quarterly dividends at this level or at all in the future. Also, restrictions under the instruments governing our indebtedness could impair our ability to make dividend payments in the future.

Stockholder Return Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate such information by reference into such filing.

The following graph compares the change in cumulative total stockholders' return on our common stock with (a) the S&P Smallcap 600 Index and (b) the Russell 2000 Index, each for the period from November 1, 2007 (the date our stock first traded other than on a when-issued basis) through August 31, 2012. The graph assumes an initial investment of $100 at the closing price on November 1, 2007 and assumes all dividends were reinvested. We have presented the Russell 2000 Index, in lieu of an industry index or peer group, because we believe there is no published index or peer group that adequately compares to our business. Except for the initial measurement date (November 1, 2007), the figures for the chart and graph set forth below have been calculated based on the closing prices on the last trading day on the New York Stock Exchange for each period indicated.

	Nov 2007	Feb 2008	May 2008	Aug 2008
Zep Inc.	100.00	113.63	119.16	142.50
S&P 600	100.00	88.01	95.66	93.73
Russell 2000	100.00	86.29	94.10	93.00

	Nov 2008	Feb 2009	May 2009	Aug 2009
Zep Inc.	131.99	57.86	89.28	117.52
S&P 600	61.41	49.84	64.10	73.13
Russell 2000	59.50	48.92	63.08	71.94

	Nov 2009	Feb 2010	May 2010	Aug 2010
Zep Inc.	130.33	163.13	135.29	128.38
S&P 600	74.20	80.99	85.50	77.98
Russell 2000	72.91	79.05	83.20	75.71

	Nov 2010	Feb 2011	May 2011	Aug 2011
Zep Inc.	134.91	116.88	139.07	131.89
S&P 600	93.54	105.06	109.73	96.00
Russell 2000	91.43	103.56	106.68	91.40

	Nov 2011	Feb 2012	May 2012	Aug 2012
Zep Inc.	105.68	114.06	105.71	109.39
S&P 600	99.33	109.14	103.60	110.81
Russell 2000	92.74	101.98	95.80	102.13

Item 6. Selected Financial Data

The following table sets forth our selected financial data, which have been derived from our Consolidated Financial Statements for each of the five years in the period ended August 31, 2012. We were a wholly owned subsidiary of Acuity Brands, Inc. prior to November 1, 2007. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the notes related to those financial statements included elsewhere in this report. Operating expenses included within our historical income statements for the year ended August 31, 2008, that were incurred for the short period September 1, 2007, to October 31, 2007, reflect direct expenses of our business together with allocations of certain Acuity Brands corporate expenses were charged to us based on usage or other methodologies appropriate for allocating such expenses. In our opinion, these assumptions and allocations have been made on a reasonable and appropriate basis under the circumstances. Our combined financial information for the short period from September 1, 2007, to October 31, 2007, does not necessarily reflect what our financial condition and results of operations would have been during that short period had we operated as a separate, stand-alone entity during that short period.

	Years Ended August 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Summary of Operations Data:
Net sales	$653,533	$645,972	$568,512	$501,032	$574,724
Operating profit	38,280	33,217	23,852	18,089	29,063
Net income	21,909	17,401	13,504	9,260	16,322
Basic earnings per share	$1.00	$0.80	$0.62	$0.43	$0.76
Diluted earnings per share	$0.98	$0.78	$0.61	$0.42	$0.75
Cash dividends declared per common share	$0.16	$0.16	$0.16	$0.16	$0.12
Basic weighted average number of shares outstanding(1)	21,768	21,540	21,271	21,057	20,862
Diluted weighted average number of shares outstanding(1)	22,166	22,027	21,738	21,290	21,252
Balance Sheet Data (at period end):
Cash and cash equivalents	$3,513	$7,219	$25,257	$16,651	$14,528
Total assets	435,287	403,769	342,848	249,618	274,071
Total debt	139,250	119,650	92,150	40,650	59,150
Stockholders' equity	167,917	149,123	122,173	109,265	99,717
Other Data:
Cash provided by operations	$22,607	$37,001	$34,023	$30,438	$26,435
Operating working capital(2)	$111,512	$100,007	$92,629	$83,616	$103,763

(1)
On September 1, 2009, we retrospectively adopted an accounting pronouncement which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share. The application of this guidance to each of the basic and diluted earnings per share computations for the four years ended August 31, 2012 effectively reduced those computations by $0.01. Due to the number of unvested shares issued during fiscal year 2008 in connection with our previously disclosed one-time founders' award, the application of this guidance to each of the basic and diluted earnings per share computations for the year ended August 31, 2008 effectively reduced those computations by $0.02. We did not pay dividends prior to our October 31, 2007 spin-off, nor did we have control over the equity award programs previously administered by our former parent company, whose compensation philosophy may have differed from that reflected in our currently administered equity award programs. Therefore, it is not practicable to retrospectively apply this guidance before we became a stand-alone, public entity. However, we believe that retrospective application of this guidance would not have had an impact on basic and diluted earnings per share as we did not pay dividends during those periods.

(2)
Operating working capital is defined as the sum of accounts receivable and inventory less accounts payable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 1A. Risk Factors, Item 6. Selected Financial Data, Item 8. Financial Statements and Supplementary Data, including the notes thereto, and the other financial information included elsewhere in this Annual Report on Form 10-K. Please see "Cautionary Statement Regarding Forward-Looking Information" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

  Company

We are a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well-recognized brand names, some of which have been in existence since 1896. Our product portfolio, which is currently produced using more than 4,000 unique formulations, includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems, and a wide variety of automotive maintenance chemicals. We sell our products through a sales and service organization, to consumers primarily through home improvement stores and automotive after-market retailers, and to national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. We are a leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. Furthermore, as a result of recent acquisitions, we have established a strong presence in various industrial distribution end-markets.

  Recent Developments

On October 16, 2012, we entered into a definitive agreement to purchase all of the assets of Ecolab Vehicle Care, a division of Ecolab Inc. for $120 million. Once regulatory approval is obtained, the combination of Ecolab's Vehicle Care division, Zep's existing North American sales and service vehicle wash operations, Niagara and Washtronics will create a new platform, "Zep Vehicle Care," representing approximately 12% of the Company's net sales. Zep Vehicle Care—to be based in Minnesota—will be a leading provider of vehicle care products, including soaps, polishes, sealants, wheel and tire treatments and air fresheners to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers. Zep Vehicle Care will access customers through the direct and distribution channels, and will provide car, truck and fleet wash operators high efficacy products for their wash tunnels and facilities as well as retail operations. We will finance the acquisition using existing debt capacity. We will incur acquisition-related costs associated with advisory, legal and other due diligence-related services during our first and second quarters of fiscal year 2013. In addition, we will be subject to a transition services agreement during a period up to 12 months under which Ecolab will continue to provide certain services to us.

On October 10, 2012, we amended our 2010 Credit Facility in support of this anticipated acquisition. The amendment, among other things, provides that the transaction will not result in an event of default under the 2010 Credit Facility. In addition, the amendment temporarily increases the maximum leverage ratio permitted under the 2010 Credit Facility, which is the ratio of total indebtedness to EBITDA, to 4.25 to 1.00. This maximum leverage ratio limitation will decline over our next six fiscal quarters, reverting to the original ratio of 3.75 to 1.00 on June 1, 2014. The amendment also temporarily decreases the fixed charge coverage ratio permitted under the 2010 Credit Facility, which is the ratio of EBITDA to fixed charges, to 1.15 to 1.00. The fixed charge coverage ratio threshold will increase over our next six fiscal quarters, reverting to 1.25 to 1.00 on June 1, 2014.

  Acquisitions and Loan to Innovation Partner

  Fiscal Years 2010 and 2011 Acquisitions

On January 4, 2010, we acquired Amrep, Inc. ("Amrep"), a specialty chemical formulator and packager focused in the automotive, fleet maintenance, industrial/maintenance and repair ("MRO") supply, institutional supply, and motorcycle markets. Amrep's products are marketed under recognized and established brand names such as Misty®, Next Dimension™, Petro®, and i-Chem®. We believe the acquisition of Amrep to be an important strategic step in our efforts to utilize distribution to expand our presence in a number of end markets while minimizing channel conflict through the manufacture of both private branded products and national brands.

On September 2, 2010, Amrep and certain of our other subsidiaries acquired certain brands and assets and assumed certain liabilities of the North American operations of Waterbury Companies, Inc. ("Waterbury"), a provider of air-care delivery systems and products for facility maintenance. We market Waterbury's products under recognized and established brand names such as TimeMist®, TimeWick®, MicrobeMax™, Country Vet®, and Konk™. We did not acquire Waterbury's manufacturing facility.

On October 1, 2010, we completed the acquisition of the brands and assets of Atlanta-based Niagara National LLC ("Niagara"), a manufacturer of truck wash systems and products. The historical total assets and operating results of Niagara are not material to our Consolidated Financial Statements. Through this acquisition, we have added the Niagara brand of custom truck wash, pressure washers, water recovery systems and maintenance chemicals to our transportation product portfolio, which includes the Zep, EnviroEdge, and Armor-All Professional® brands.

During fiscal year 2011, we completed the integration of the Amrep, Waterbury, and Niagara acquisitions. With these acquisitions now complete, we are realizing numerous synergies in the sourcing, manufacturing and delivery of our products and services, including the capability to provide single order invoicing for our customers.

  Fiscal Year 2012 Acquisitions and Loan to Innovation Partner

On December 7, 2011, we completed the acquisition of the brands and certain assets of Nevada-based Washtronics of America Inc. ("Washtronics"), a pioneer of automatic truck and fleet wash systems and products in a transaction approved by the United States Bankruptcy Court. Washtronics complements Niagara's operations in the western United States, and with certain key customers. The addition of the Washtronics brand of custom truck wash, pressure washers and maintenance chemicals also expands our overall transportation product portfolio.

On January 31, 2012, we completed the acquisition of 100% of the outstanding shares of Hale Group Limited ("Hale Group"), based in the United Kingdom. Hale Group's two subsidiaries, Forward Chemicals Limited and Rexodan International Limited, manufacture and supply liquid, powder and aerosol chemicals and solutions directly to industrial and commercial laundries. This acquisition supports our strategy to expand our market access in Europe with an extended product offering.

On June 5, 2012 we completed the acquisition of 100% of the outstanding shares of Mykal Industries Limited ("Mykal"), effective June 1, 2012. Mykal, based in the United Kingdom, is a leading manufacturer of a broad range of branded and private label cleaning and degreasing products for the European retail, do-it-yourself ("DIY") and professional distribution markets.

On December 19, 2011, we entered into a $12.5 million bridge loan agreement, as lender, with Adco Products, LLC, ("Adco") as borrower. Adco, is owned by Equinox Chemicals, Inc., a specialty chemical manufacturer with specialty research, innovation, product development and commercialization capabilities that reach markets globally. We entered into the agreement as part of a plan to acquire an equity position in the borrower, which we believe will provide us with access to attractive product-innovation capabilities and new product technologies. In connection with this loan, we entered into a master service agreement with the borrower, pursuant to which the borrower will provide us with product-development services, and a technology sharing agreement with the borrower for access to new-product technology. The master service agreement and short-term loan agreement collectively do not provide us either ownership in or control of Adco's operations.

See Note 3 of Notes to Consolidated Financial Statements for more information regarding these events. None of our acquisition activities have affected our compliance with our debt covenants, nor have these activities affected management's belief that we will be able to meet the liquidity needs of our business over the next 12 months.

  Liquidity and Capital Resources

The following table sets forth certain indicators of our consolidated financial condition and liquidity as of the end of the fiscal years shown (dollars in thousands):

	2012	2011	2010
Cash and cash equivalents	$3,513	$7,219	$25,257
Operating working capital	111,512	100,007	92,629
Total debt and capital lease obligations	139,250	119,650	92,150
Stockholders' equity	167,917	149,123	122,173
Total debt-to-total capitalization (net of cash)	44.7%	43.0%	35.4%

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our five-year senior, secured credit facility (the "2010 Credit Facility"), which provides for a maximum borrowing capacity of $313 million. As of August 31, 2012, we had approximately $64 million available under the 2010 Credit Facility. In addition, at August 31, 2012, we have $7.2 million of industrial revenue bonds outstanding that are due in 2018. Our industrial revenue bonds were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of our facility in DeSoto, Texas. We have issued outstanding letters of credit totaling $11.0 million primarily for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs as well as supporting certain environmental obligations. These letters of credit were issued under the 2010 Credit Facility as of August 31, 2012, thereby reducing the total availability under the facility by such amount. As of August 31, 2012, we had $3.5 million in cash and cash equivalents of which $2.3 million was held by our foreign subsidiaries. Cash and cash equivalents held by our foreign subsidiaries averaged $13.8 million during fiscal year 2012. A significant portion of the cash held by foreign subsidiaries was utilized in the acquisitions of the Hale Group and Mykal. If in the future it becomes necessary to use all or a portion of the accumulated earnings generated by our foreign subsidiaries for our U.S. operations, we would be required to accrue and pay U.S. taxes on the funds repatriated for use within our U.S. operations. Our plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. Rather, our intent is to reinvest earnings generated by our foreign subsidiaries indefinitely outside of the U.S. for purposes including but not limited to growing our international operations through acquisitions. The increase of operating working capital (calculated by adding accounts receivable and inventories, and subtracting accounts payable), total debt and capital lease obligations, and total debt-to-total capitalization (net of cash) as of the end of fiscal years 2012, 2011 and 2010 reflects the effect of acquisition activity discussed throughout this Form 10-K. We were in compliance with our debt covenants as of August 31, 2012, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months, excluding acquisitions that we may choose to execute in pursuit of our strategic initiatives. We do not expect the sources of or intended uses for our cash to change significantly in the foreseeable future, excluding acquisitions. In addition, we have an effective shelf registration statement that registers the issuance of up to an aggregate of $200 million of equity, debt, and certain other types of securities through one or more future offerings. The net proceeds from the sale of any securities pursuant to the shelf registration statement may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital.

Net debt, which is defined as Current maturities of long-term debt plus Long-term debt, less current maturities minus Cash and cash equivalents, as of August 31, 2012, was $135.7 million, an increase of $23.3 million compared with August 31, 2011. The increase in net debt primarily reflects the increased borrowings required to fund the Washtronics, Hale Group and Mykal acquisitions and our loan to our innovation partner ($24.4 million), capital expenditures during the previous twelve months ($18.4 million), and dividend payments during the previous twelve months ($3.5 million), partially offset by cash flow provided by operating activities of $22.6 million. Additional cash inflows during the year ended August 31, 2012 include proceeds from our incentive-based equity award programs.

  Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations, capital expenditures and dividend payments to stockholders. Net Cash Provided by Operating Activities for the years ended August 31, 2012 and 2011 was $22.6 million and $37.0 million, respectively. Net Cash Provided by Operating Activities during the year ended August 31, 2012, declined 38.9% from the prior year due largely to our decision to increase inventory balances ahead of our ERP system implementation, which is scheduled for our fiscal year 2013. This increase in inventory levels in fiscal year 2012 contrasts with a successful inventory reduction initiative we undertook in fiscal year 2011. Cash used to fund Accounts payable was greater in fiscal year 2012 than the previous two years due to further centralization of that function into our shared service organization. This centralization increased the number of vendors inherited from prior acquisitions whose payments are now being made in accordance with agreed upon terms, which results in improved relationships with suppliers. The timing of payments associated with our fiscal year 2012 inventory build, which began before the fourth quarter of that fiscal year, as well as third quarter fiscal year 2012 promotional activity, also affected our trade payable balances at the end of fiscal year 2012.

The $5.3 million of cash used to fund Self insurance reserves and other long-term liabilities in fiscal year 2012 reflects $1.5 million of payments made in the normal course with the earlier-described environmental remediation. Also reflected in that $5.3 million use of cash is the $1.3 million adjustment to a related remediation accrual, and a $2.5 million adjustment to an acquisition-related earnout liability necessary to state the liability in accordance with its fair market value. While these environmental and earnout-related accrual adjustments affected the Self insurance reserves and other long-term liabilities line item within our fiscal year 2012 Consolidated Statement of Cash Flows, these adjustments did not have an overall impact on Net Cash Provided by Operating Activities for our fiscal year 2012. The fiscal year 2012 $2.1 million bargain purchase gain is further discussed in Note 3 of Notes to Consolidated Financial Statements and does not represent a net use of cash. The majority of the share-based compensation expense generated through the administration of our share-based equity award programs does not affect our overall cash position. Accordingly, Net Cash Provided by Operating Activities includes approximately $3.8 million of share-based expense, which is presented as Other non-cash charges within our Consolidated Statements of Cash Flows.

We paid cash dividends on our common stock of $3.5 million, or $0.16 per share, during the twelve months ended August 31, 2012. On October 3, 2012, our Board of Directors declared a quarterly dividend of $0.04 per share payable on November 1, 2012 to stockholders of record as of October 18, 2012. Our ability to generate positive cash flow from operating activities directly affects our ability to make dividend payments. In addition, restrictions under the instruments governing our indebtedness could impair our ability to make such payments. Payments on our indebtedness and the quarterly dividends are expected to account for the majority of our financing activities as they pertain to normal operations.

Net Cash Provided by Operating Activities for the years ended August 31, 2011 and 2010 was $37.0 million and $34.0 million, respectively. Net Cash Provided by Operating Activities during the year ended August 31, 2011, which improved 8.7% from the prior year, was driven in part by the $17.4 million of net income generated during fiscal year 2011. Additionally, operating working capital provided $6.0 million of cash during the twelve months ended August 31, 2011. The $8.3 million use of cash reflected in the Accrued compensation and other current liabilities line item of our 2011 cash flow statement reflects the year-over-year net decreases of accrued bonuses and restructuring-related severance accruals.

Management believes that investing in assets and programs that will over time increase the overall return on our invested capital is a key factor in driving stockholder value. We invested $18.4 million and $8.9 million in fiscal years 2012 and 2011, respectively. The year-over-year increase in capital spending is primarily due to the funding of ERP implementation activities. We continue to invest in these items primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities. We expect to invest approximately $10.0 million to $12.0 million in fiscal year 2013 for machinery and equipment intended to maintain and enhance our operations and future financial performance. Should the purchase of Ecolab's Vehicle Care division close as anticipated, we expect additional capital expenditures to range between $1.0 million and $2.0 million on an annual basis.

  Contractual Obligations

The following table summarizes our contractual obligations at August 31, 2012:

		Payments Due by Period
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Total Debt(1)	$139,250	$15,000	$117,100	$—	$7,150
Interest Obligations(2)	11,366	5,130	6,100	130	6
Operating Leases(3)	24,638	8,370	10,938	4,155	1,175
Purchase Obligations(4)	18,042	18,042	—	—	—
Acquisition-related Earnout Liability(5)	1,285	77	1,208	—	—
Other Long-term Liabilities(6)	7,275	1,876	2,194	1,222	1,983

Total(7)	$201,856	$48,495	$137,540	$5,507	$10,314

(1)
These amounts (which represent outstanding debt at August 31, 2012) are included in our Consolidated Balance Sheets. The current versus long-term presentation of our outstanding debt within these statements reflects our intent and ability to refinance certain amounts of outstanding debt that are otherwise contractually due within one year. Further detail regarding our debt instruments is provided in the preceding Liquidity and Capital Resources section as well as in Note 5 of Notes to Consolidated Financial Statements.

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

(4)
Purchase obligations include commitments to purchase goods or services that specify all significant terms. This amount is primarily composed of purchase orders that were open as of August 31, 2012.

(5)
This amount represents a $1.3 million acquisition-related earnout obligation whose payout is based upon the attainment of earnings targets over a three-year period.

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

(7)
At August 31, 2012, our liability recorded for uncertain tax positions, including associated interest and penalties, was approximately $1.1 million. Since the ultimate amount and timing of other potential audit related cash settlements cannot be predicted with reasonable certainty, liabilities for uncertain tax positions are excluded from the contractual obligations table above. See further discussion in Note 10 of Notes to Consolidated Financial Statements.

  Basis of Presentation

We prepare our Consolidated Financial Statements, which present our financial position, results of operations, and cash flow, in accordance with U.S. generally accepted accounting principles. The financial statements and other financial information in this Form 10-K as of and for the three years ended August 31, 2012 are presented on a consolidated basis and include our accounts and those of our majority-owned subsidiaries. We consolidate all entities that we control. The general condition for control is ownership of a majority of the voting interests of an entity. Control may also exist in arrangements where we are the primary beneficiary of a variable interest entity ("VIE"). An entity that will have both the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb the losses or receive the benefits significant to the VIE is considered a primary beneficiary of that entity. We have determined that we are not a primary beneficiary in any material VIE.

We include shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities are generally recorded in Cost of Products Sold, which also includes the cost normally incurred in acquiring and producing inventory for sale, purchasing and receiving costs, and inspection costs. Certain customer-related shipping and handling costs, as well as other distribution costs, are included in Selling, Distribution, and Administrative Expenses. We believe this presentation is consistent with many of our peers and competitors. However, we acknowledge that our gross profit amounts may not be comparable to certain other entities, as some entities may include all of the costs related to their distribution network in their cost of products sold. Customer-related shipping and handling costs included within our Selling, Distribution, and Administrative Expenses totaled $42.3 million, $42.4 million, and $36.0 million for the fiscal years ended August 31, 2012, 2011, and 2010, respectively. Other distribution costs, which primarily consist of the cost of warehousing finished goods inventory, totaled $23.1 million, $22.0 million, and $21.0 million for the fiscal years ended August 31, 2012, 2011, and 2010, respectively.

Results of Operations

  Fiscal Year 2012 Compared with Fiscal Year 2011

The following table sets forth information comparing the components of net income for the year ended August 31, 2012 with the year ended August 31, 2011. Both dollar and percentage changes included within the tables below were calculated from our Consolidated Statements of Income:

	Years Ended August 31,
(Dollars in millions)			Percent Change
	2012	2011
Net Sales	$653.5	$646.0	1.2%
Gross Profit	300.8	302.9	(0.7)%
Percent of net sales	46.0%	46.9%
Operating Profit	38.3	33.2	15.2%
Percent of net sales	5.9%	5.1%
Income before Provision for Taxes	33.8	26.7	26.8%
Percent of net sales	5.2%	4.1%
Net Income	$21.9	$17.4	25.9%

  Net Sales

Net Sales totaled $653.5 million for the year ended August 31, 2012, compared with $646.0 million in the prior fiscal year, an increase of $7.6 million or 1.2%. Higher selling prices contributed $16.5 million in revenue during fiscal year 2012. We implemented these price increases to mitigate the increased cost of our raw materials. Net Sales in fiscal year 2012 reflected strong growth with our automotive aftermarket, home improvement retail, vehicle wash, and industrial maintenance and repair customers. In addition, acquired revenues added $7.6 million to Net Sales during fiscal year 2012. Excluding revenues derived from our recent acquisitions, we experienced volume related sales declines of $12.2 million during fiscal year 2012. These declines resulted primarily from weakness in demand for our products sold through the sales and service channel and for janitorial and sanitation products sold through the distribution channel. Fluctuation in foreign currencies negatively affected Net Sales in fiscal year 2012 by $4.4 million.

  Gross Profit

	Years Ended August 31,
(Dollars in millions)			Increase (Decrease)	Percent Change
	2012	2011
Net Sales	$653.5	$646.0	$7.6	1.2%
Cost of Products Sold	352.7	343.1	9.6	2.8%
Percent of net sales	54.0%	53.1%
Gross Profit	$300.8	$302.9	$(2.1)	(0.7)%
Percent of net sales	46.0%	46.9%

Gross Profit decreased $2.1 million, or 0.7%, to $300.8 million in fiscal year 2012 compared with $302.9 million in the prior fiscal year. Gross profit margin was 46.0% in fiscal year 2012, representing an approximate 90 basis point decline from the prior fiscal year. The decline in gross profit margin was primarily attributable to the impact of higher raw material costs that were not fully offset by higher selling prices, costs associated with a now resolved packaging quality issue that was isolated to one of the Company's products, and an increasing percentage of our sales to customers in retail and distribution channels. The Company incurred $1.9 million of expense in the second half of fiscal year 2012 in connection with this packaging quality issue.

During the second quarter of fiscal year 2011, we detected contamination within one of our manufacturing location's waste streams, which caused a temporary increase in our wastewater disposal and overall operating costs. Gross Profit in fiscal year 2011 includes $1.4 million of costs associated with this occurrence, which represents approximately 20 basis points of fiscal year 2011 gross profit margin. The affected waste treatment facility is now fully functional, and we do not expect future cost associated with this event, if any, to be material. We also incurred in fiscal year 2011 approximately $1.0 million of expense associated with the ultimate sale-through of acquired inventories having an increased basis due to the application of purchase accounting rules.

  Operating Profit

	Years Ended August 31,
(Dollars in millions)			Increase (Decrease)	Percent Change
	2012	2011
Gross Profit	$300.8	$302.9	$(2.1)	(0.7)%
Percent of net sales	46.0%	46.9%
Selling, Distribution, and Administrative Expenses	260.8	268.4	(7.6)	(2.8)%
Restructuring Charges	—	1.5	(1.5)	(100)%
Loss (Gain) on Disposal of Fixed Assets	0.5	(0.7)	1.2	174%
Acquisition and Integration Costs	1.2	0.4	0.8	182%
Operating Profit	$38.3	$33.2	$5.1	15.2%
Percent of net sales	5.9%	5.1%

Operating Profit increased $5.1 million in fiscal year 2012 to a profit of $38.3 million compared with $33.2 million in the prior fiscal year. Operating profit margins were 5.9% in fiscal year 2012 compared with 5.1% in the prior fiscal year. Selling, Distribution, and Administrative Expenses as a percentage of Net Sales in fiscal year 2012 improved approximately 170 basis points compared with fiscal year 2011. This improvement was due in part to the discontinuation of fees associated with the Waterbury transition services agreement, which expired during the fourth quarter of fiscal year 2011, and an increasing percentage of our sales to customers in retail and distribution channels. We also incurred less variable compensation-related expenses in fiscal year 2012. Commissions and selling bonuses earned by sales representatives in fiscal year 2012 were less than those amounts earned in the prior fiscal year given the comparative periods' decline in volume sold through the sales and service organization. In addition, expenses related to management incentive bonus and share-based equity award programs were less in fiscal year 2012 than in fiscal year 2011. Separately, the $2.5 million and $1.3 million adjustments to the contingent consideration and Amrep-site environmental remediation liabilities (disclosed in Notes 11 and 8 of Notes to Consolidated Financial Statements, respectively) reduced overall Selling, Distribution, and Administration Expenses in fiscal year 2012. Excluding the adjustments to these two contingent liabilities, our Selling, Distribution, and Administrative Expenses as a percentage of Net Sales nonetheless improved in fiscal year 2012 compared with the prior fiscal year.

We did not incur material restructuring costs during fiscal year 2012. In fiscal year 2011, Restructuring Charges totaled $1.5 million as we recognized costs associated with the reduction of non-sales headcount and a facility consolidation.

Acquisition and Integration Costs totaled $1.2 million in fiscal year 2012 due to the acquisitions of Washtronics, Hale Group, and Mykal. Acquisition and Integration Costs approximated $0.4 million in fiscal year 2011. We expense all costs associated with advisory, legal and other due diligence-related services consumed in connection with acquisition-related activity in the period that we incur those costs.

We ceased using and subsequently listed a facility in Lancaster, Texas for sale during fiscal year 2010. We continue to market this held-for-sale asset, and in fiscal year 2012, we recorded a $0.5 million write-down in connection with a fair market value adjustment of this property. We listed a facility in the

Boston, Massachusetts area for sale during fiscal year 2010 in conjunction with previously disclosed restructuring programs. We sold this facility during the second quarter of our fiscal year 2011, and we recognized a related gain of $0.7 million. Both the impairment charge recorded in 2012 and the 2011 gain on the sale of property are reflected within Loss (Gain) on Disposal of Fixed Assets on our Consolidated Statements of Income.

We incurred approximately $2.1 million of costs associated with legal defense fees during fiscal year 2012 in connection with the Britto and Cowan matter that is discussed further in Note 8 of Notes to Consolidated Financial Statements. Total expenses incurred in connection with this matter in fiscal year 2011 totaled $2.6 million. We recognize legal costs in Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income. We anticipate that we will incur legal defense fees of approximately $1.7 million to $2.0 million during fiscal year 2013.

  Income before Provision for Taxes

	Years Ended August 31,
(Dollars in millions)			Increase (Decrease)	Percent Change
	2012	2011
Operating Profit	$38.3	$33.2	$5.1	15.2%
Percent of net sales	5.9%	5.1%
Other Expense (Income)
Interest Expense, net	5.5	6.6	(1.1)	(16.3)%
Bargain purchase gains from business combinations	(2.1)	—	(2.1)	(100)%
Miscellaneous expense (income), net	1.0	—	1.1	2,715%
Total Other Expense	4.4	6.5	(2.1)	(31.9)%
Income before Provision for Taxes	$33.8	$26.7	$7.1	26.8%
Percent of net sales	5.2%	4.1%

Total Other Expense in the year ended August 31, 2012 was $2.1 million lower than in the prior year. Bargain purchase gains from business combinations includes approximately $2.1 million of such gains that we recognized upon concluding our purchase accounting evaluation of the Washtronics and Hale Group acquisitions. The gain related to the Hale Group acquisition reflects our recognition of a pension asset whose value was not considered in this acquisition's purchase price and that is associated with the overfunded status of a defined benefit pension plan maintained by the Hale Group. Interest Expense, net in fiscal year 2012 includes $0.7 million of interest income attributable to the above-mentioned $12.5 million loan made to Adco. We describe both the bargain purchase gains and the loan made to Adco within Note 3 of Notes to Consolidated Financial Statements. Assuming current debt and interest rate levels, we expect total interest expense to range between $5.5 million and $6.5 million on an annual basis. Should the purchase of Ecolab's Vehicle Care division close as anticipated, based on our 2010 Credit Facility and assuming the current interest rate environment remains stable, we expect additional interest expense to range between $4.0 million and $4.5 million on an annual basis.

  Provision for Taxes and Net Income

	Years Ended August 31,
(Dollars in millions)			Increase (Decrease)	Percent Change
	2012	2011
Income before Provision for Taxes	$33.8	$26.7	$7.1	26.8%
Percent of net sales	5.2%	4.1%
Provision for Income Taxes	11.9	9.3	2.6	28.3%
Effective tax rate	35.2%	34.9%
Net Income	$21.9	$17.4	$4.5	25.9%

Net Income for fiscal year 2012 increased $4.5 million, or 25.9%, to $21.9 million, compared with $17.4 million reported in the prior year period. The effective tax rate for fiscal year 2012 was 35.2%, compared with 34.9% in the prior year. We anticipate our effective tax rate to range between 36.5% and 37.5% for fiscal year 2013.

Diluted earnings per share generated in fiscal year 2012 totaled $0.98, representing an increase of $0.20 per diluted share from the $0.78 per diluted share earned in the prior year. Earnings in fiscal year 2012 were negatively impacted by $0.06 per diluted share as a result of costs related to the California legal matter, $0.05 per diluted share as a result of a packaging quality issue, $0.04 per diluted share due to acquisition-related costs, and $0.01 per diluted share due to the fair-market value adjustment of property held for sale. Earnings in fiscal year 2012 were favorably impacted by $0.09 per diluted share as a result of the bargain purchase gains on acquisitions and $0.07 per diluted share due to adjustment of an acquisition earnout liability. Earnings in fiscal year 2011 were negatively impacted by $0.08 per diluted share as a result of costs related to the California legal matter, $0.05 per diluted share due to acquisition-related costs, $0.04 per diluted share as a result of restructuring charges, and $0.04 per diluted share due to wastewater contamination discussed in the following section. Earnings in fiscal year 2011 were favorably impacted by $0.02 per diluted share as a result of the gain on the sale of our previously owned facility in Boston.

  Fiscal Year 2011 Compared with Fiscal Year 2010

The following table sets forth information comparing the components of net income for the year ended August 31, 2011 with the year ended August 31, 2010. Both dollar and percentage changes included within the tables below were calculated from our Consolidated Statements of Income:

	Years Ended August 31,
(Dollars in millions)			Percent Change
	2011	2010
Net Sales	$646.0	$568.5	13.6%
Gross Profit	302.9	283.2	7.0%
Percent of net sales	46.9%	49.8%
Operating Profit	33.2	23.9	39.3%
Percent of net sales	5.1%	4.2%
Income before Provision for Taxes	26.7	21.7	23.0%
Percent of net sales	4.1%	3.8%
Net Income	$17.4	$13.5	28.9%

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

  Gross Profit

	Years Ended August 31,
(Dollars in millions)			Increase (Decrease)	Percent Change
	2011	2010
Net Sales	$646.0	$568.5	$77.5	13.6%
Cost of Products Sold	343.1	285.3	57.8	20.2%
Percent of net sales	53.1%	50.2%
Gross Profit	$302.9	$283.2	$19.7	7.0%
Percent of net sales	46.9%	49.8%

Gross Profit increased $19.7 million, or 7.0% to $302.9 million in fiscal year 2011 compared with $283.2 million in the prior fiscal year. Gross profit margin of 46.9% in fiscal year 2011 decreased approximately 290 basis points from that of the prior fiscal year. Fiscal year 2011 net sales included a full year of sales related to both the Amrep and Waterbury acquisitions, whereas, during the same period in fiscal year 2010, we only benefited from eight months of sales from the Amrep acquisition. The decline in gross profit margin percentage was primarily attributable to the impact on sales and product mix from the Amrep and Waterbury acquisitions. Raw material pricing continued to experience upward pressure during fiscal year 2011, and the increased cost of raw materials continues to have a negative impact on gross profit margin.

During the second quarter of fiscal year 2011, we detected contamination within one of our manufacturing location's waste streams, which caused a temporary increase in our wastewater disposal and overall operating costs. Gross Profit in fiscal year 2011 includes $1.4 million of costs associated with this occurrence, which represents approximately 20 basis points of gross profit margin. The affected waste treatment facility is now fully functional, and we do not expect future cost associated with this event, if any, to be material. We also incurred in both fiscal years 2011 and 2010 approximately $1.0 million of expense associated with the ultimate sale-through of acquired inventories having an increased basis due to the application of purchase accounting rules.

  Operating Profit

	Years Ended August 31,
(Dollars in millions)			Increase (Decrease)	Percent Change
	2011	2010
Gross Profit	$302.9	$283.2	$19.7	7.0%
Percent of net sales	46.9%	49.8%
Selling, Distribution, and Administrative Expenses	$268.4	$247.8	$20.7	8.3%
Restructuring Charges	1.5	8.2	(6.7)	(82.1)%
Gain on Sale of Building	(0.7)	—	(0.7)	(100)%
Acquisition and Integration Costs	0.4	3.4	(2.9)	(87.2)%
Operating Profit	$33.2	$23.9	$9.4	39.3%
Percent of net sales	5.1%	4.2%

The Amrep and Waterbury acquisitions have significantly altered our margin structure due to the increased percentage of product sold through the distributor and retail channels. While gross profit margin associated with sales through distributor and retail channels is lower, sales through these channels normally result in higher operating margins given lower associated selling and distribution costs. Our Selling, Distribution, and Administrative Expenses as a percentage of Net Sales declined to 41.6% in fiscal year 2011 from 43.6% in fiscal year 2010, an improvement of approximately 200 basis points. This favorable trend is due to the inclusion of Amrep and Waterbury's operating results as well as the success of previously enacted restructuring initiatives undertaken to reduce the breakeven point of the business. We have been able to use our reduced cost structure to invest further in sales and marketing resources, as well as fund employee incentive programs designed to reward profitable growth.

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

Operating Profit increased $9.3 million in the year ended August 31, 2011 to a profit of $33.2 million compared with $23.9 million reported in fiscal year 2010. Operating profit margins were 5.1% in during fiscal year 2011 compared with 4.2% in the prior year.

  Income before Provision for Taxes

	Years Ended August 31,
(Dollars in millions)			Increase (Decrease)	Percent Change
	2011	2010
Operating Profit	$33.2	$23.9	$9.4	39.3%
Percent of net sales	5.1%	4.2%
Other Expense (Income)
Interest expense, net	$6.6	$2.0	$4.6	235%
Accelerated debt issuance cost on debt extinguishment	—	0.4	(0.4)	(100)%
Miscellaneous expense (income), net	0.0	(0.2)	0.2	(84)%
Total Other Expense (Income)	6.5	2.1	4.4	205%
Income before Provision for Taxes	$26.7	$21.7	$5.0	23.0%
Percent of net sales	4.1%	3.8%

Total Other Expense increased $4.4 million from the year ended August 31, 2010. Our level of indebtedness, and, therefore our interest expense, has increased due primarily to higher debt levels incurred to fund our acquisitions coupled with higher borrowing rates associated with our 2010 Credit Agreement relative to its predecessor agreement that was negotiated in fiscal year 2007.

On July 15, 2010, we entered into a $320 million five-year senior, secured credit facility. Our previous $100 million revolving credit facility and $40 million receivables security agreement were extinguished on that date, at which time $0.4 million of previously deferred financing costs were written off.

  Provision for Taxes and Net Income

	Years Ended August 31,
(Dollars in millions)			Increase (Decrease)	Percent Change
	2011	2010
Income before Provision for Taxes	$26.7	$21.7	$5.0	23.0%
Percent of net sales	4.1%	3.8%
Provision for Income Taxes	$9.3	$8.2	$1.1	13.2%
Effective tax rate	34.9%	37.8%
Net Income	$17.4	$13.5	$3.9	28.9%

Net Income for the year ended August 31, 2011 increased $3.9 million, or 28.9%, to $17.4 million from $13.5 million reported in the prior fiscal year. The effective tax rate for fiscal years 2011 and 2010 was 34.9% and 37.8%, respectively. The reduction in the fiscal year 2011 effective tax rate reflects the extension of the domestic research and development credit, a reduction in unfavorable permanent items, and state tax planning strategies—all of which more than offset the impact of additional state liabilities that resulted from our acquisitions.

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

  Strategy and Outlook

Our strategy is to strengthen our position as a leading provider of innovative, environmentally sustainable, cleaning and maintenance solutions for commercial and industrial end users. We have made great progress with transforming our business over the past five years by developing a multi-channel and multi-brand approach designed to serve our customers the way they want to be served.

We sell the majority of our product within the United States, where we believe the applicable market is approximately $19 billion. Business-to-business supply distributors purchase approximately 44% of all chemicals and maintenance solutions sold within the United States. In fiscal year 2012, distributor sales accounted for approximately 22% of our total revenue, which represents a substantial increase from just five years ago when distributor sales comprised only 1% of our total net sales. Retail establishments purchase approximately 35% chemicals and maintenance solutions sold within the U.S. market, and in fiscal year 2012, sales through this channel accounted for approximately 18% of our total revenue. A third type of end-user purchases cleaning and maintenance chemicals directly from a salesperson that represents the manufacturer. The remaining 21% of the U.S. market is served by this direct-serve channel, and sales through this channel accounted for 60% of our total revenue in fiscal year 2012.

During fiscal year 2012, the business platforms we acquired over the last three years generated organic growth, and we significantly expanded the availability of our Zep Commercial product line with both existing and new retailers. We augmented this growth by completing two acquisitions in the United Kingdom that expand our European cleaning and maintenance solutions business. The purchase of Ecolab's vehicle care division, which we expect to be approved and closed during the second quarter of fiscal year 2013, will position us as leading provider of vehicle care products to professional car washes, auto detailers, and commercial fleet wash customers. We will continue to invest in the business to grow organically as well as acquisitively, while continuously improving our cost structure.

During fiscal year 2013, we intend to continue the following actions in pursuit of our strategic goals:

•
Profitably expand our business in the distributor channel by offering industrial and specialty distributors a variety of owned and private label brands focusing on the category management strategies of the distributors. We will leverage our recently acquired assets and brands to penetrate further this channel;

•
Diversify our business with retailers by utilizing a variety of owned and private label brands focused on the "pro" buyer;

•
Profitably grow the revenue of our sales and service organization by focusing on our key strategic end markets where customers value the training and experience of our dedicated sales force. We will continue to invest in tools and resources to enhance further the effectiveness of our sales and service organization. We also expect to develop new products and new marketing initiatives for targeted strategic end-markets;

•
Improve and then expand our international operations by leveraging the strengths of our existing European sales organization, by integrating our recently acquired UK operations and by evaluating additional acquisition opportunities to expand in other areas of Europe and other regions of the world; and

•
Grow through strategic acquisitions that will expand our access to markets and utilize the strength of our formulations and industry knowledge to accelerate our growth and profitability.

We seek to achieve financial performance in the top quartile of our peer group of companies by growing our share with existing and new customers and expanding our margins. We must continue to drive economies of scale through our supply chain, administrative functions, and research and development efforts if we are to achieve this level of financial performance. We recently updated our long-term financial objectives and believe that the success of our strategy in creating shareholder value over the next five years will be measured by the following:

•
Revenue of $1 billion;

•
Annualized EBITDA margin improvement of 50 basis points;

•
Annualized earnings per share increases of 11 – 13%; and

•
Returns on invested capital of 15+%.

We face potential execution risk with respect to accomplishing our strategic initiatives. We believe we are operating in a new economic reality, the full impact of which on our customers still remains unknown. While economists have declared an end to the recession, threats to economic stability remain as the market has yet to digest the impact of the "fiscal cliff" and other regional issues around the world that could impact the overall economy during our fiscal year 2013. We believe markets reached through our direct-sales organization, which include transportation, food, industrial manufacturing, and government, are strongly correlated to seasonally-adjusted manufacturing employment, overall employment levels and, to some degree, new motor vehicle sales. Sales into this channel are expected to remain soft for the foreseeable future, and we intend to continue managing the business in a way that is not predicated upon a near-term recovery. Volatility in the commodities markets had a negative impact on our margins and volumes during fiscal year 2012 and could have a negative impact on margins and volumes in the future. Separately, while we have taken steps intended to mitigate such risk, the next phase implementation of our ERP system could create near term disruption within our sales, supply chain and accounting functions. All these risks notwithstanding, we are encouraged by the organic growth attained in our acquired platforms during fiscal year 2012. We believe we will continue to benefit from investments in these platforms, to stabilize the sales and service organization, and our soon to be acquired entities. While we will incur acquisition-related costs during fiscal year 2013 and could be adversely affected by the volatility in the raw material commodities markets, we nonetheless expect continued progress toward our long term financial objectives during fiscal year 2013 and beyond.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued amendments to guidance related to fair value measurement and disclosure requirements. The new guidance changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The amendments are effective for interim and annual periods beginning after December 15, 2011. We adopted this updated authoritative guidance, which did not have a material impact on our consolidated financial statement disclosures.

In June 2011, the FASB issued guidance that amended the requirements for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This guidance eliminates the option to report other comprehensive income and its components in the statement of stockholders' equity, and is effective for fiscal years and interim periods beginning after December 15, 2011. Early adoption of the guidance is permitted. We early adopted this guidance as of August 31, 2012. The implementation of this guidance did not have any effect on our financial condition or results of operations.

In September 2011, the FASB issued guidance pertaining to the testing of certain intangible assets for impairment. The revised guidance purposes to reduce the cost and complexity of registrants' annual goodwill impairment tests by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a more robust, quantitative impairment evaluation is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will implement the new standard in our 2013 annual goodwill impairment testing. We do not expect this guidance to have a material effect on our financial condition or results of operations.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition and results of operations as reflected in our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. As discussed in Note 2 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation; depreciation, amortization, and the recoverability of long-lived assets, including intangible assets; share-based compensation expense; medical, product warranty, and other accruals or reserves; litigation; and environmental matters. Management bases its estimates and judgments on its substantial historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. See Note 2 of Notes to Consolidated Financial Statements for a summary of our accounting policies. We believe the following represent our critical accounting estimates:

  Accounts Receivable

We record accounts receivable at net realizable value. This value includes an allowance for estimated uncollectible accounts to reflect losses anticipated on accounts receivable balances. The allowance is based on historical write-offs, an analysis of past due accounts based on the contractual terms of the receivables, and the economic status of customers, if known. Management believes that the allowance is sufficient to cover uncollectible amounts; however, there can be no assurance that unanticipated future business conditions of customers will not have a negative impact on our results of operations.

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

  Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets

  Long-Lived and Definite-Lived Intangible Assets

We test property, plant, and equipment and other long-term assets for impairment if events or changes in circumstances occur indicating that those assets' carrying values may not be recoverable. Our judgment regarding the existence of impairment indicators is based operational, market, and legal conditions. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating the impairment would also require us to estimate future operating results and cash flow, which also require judgment by management. If we were to identify an impairment, any resulting loss would be calculated based on estimations of the affected asset(s)' fair value.

Long-lived assets include definite-lived intangible assets. Our definite-lived intangible assets consist primarily of customer relationships obtained through acquisitions and are amortized on a straight-line basis over their estimated useful lives. We determined the fair value of the customer relationships related to these acquisitions using the excess earnings method under the income approach. The income approach also helped us determine the useful lives of acquired customer relationships as it considers the periods of expected cash flow and other pertinent factors in outlined in relevant accounting guidance. Key inputs into that income-based approach include the attrition rates derived from historical sales data generated by the acquired customer base. Accordingly, attrition rates influence both the useful lives and the fair value of our acquired customer relationships. The excess earnings method can be used to determine the overall fair value of an intangible asset by estimating the amount of discounted residual (or excess) cash flow generated by the asset. The excess earnings method yields multi-year financial projections or cash flow "run-outs". For the purposes of valuing acquired customer relationships, these projections begin with a total sales amount based upon historical sales information. Each year, we applied a consistent growth rate to the preceding year's sales total reflecting our expectation that revenue from acquired/repeat customers will grow. We believe we conduct business in an industry that grows at approximately the rate of US Gross Domestic Product. To that end, our revenue growth assumptions in our recent acquisition excess earnings models were set at modest levels. We recognize that higher growth factors would result in longer useful life periods, but we believe our estimates to be conservative and appropriate. We did not include projected synergies between us and our acquired companies when utilizing the excess earnings method. We base the remaining economic useful lives of customer relationships at the point in time we expect to realize substantially all of the benefit of our acquired product lines' projected cash flow. This approach yields useful life determinations that are substantially shorter than the economic benefit realization periods set forth within excess earnings models.

  Goodwill and Indefinite-Lived Intangible Assets

We test goodwill for impairment on an annual basis (as of the beginning of our fiscal fourth quarter) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. In evaluating goodwill for impairment, we estimate the fair value of our reporting unit by considering market capitalization and other factors if it is more likely than not that the fair value of our reporting unit is less than its carrying value. If the reporting unit's fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit's carrying value exceeds its fair value, we then determine the amount of the impairment charge, if any. If we were to identify an impairment, the any resulting loss would be calculated based on estimations of the affected asset(s)' fair value. The recognition of an impairment to our goodwill could have a material adverse effect on our results of operations and financial position, but not our cash flow from operations.

Our indefinite-lived intangible assets are not amortized and primarily consist of acquired trademarks. The fair value of the trademarks is determined based on the relief from royalty method under the income approach, which requires us to estimate a reasonable royalty rate, identify relevant projected revenues and expenses, and select an appropriate discount rate. The evaluation of indefinite-lived intangible assets for impairment requires management to use significant judgments and estimates including, but not limited to, projected future net sales, operating results, and cash flow of our business. Although management currently believes that the estimates used in the evaluation of indefinite-lived intangible assets are reasonable, differences between actual and expected net sales, operating results, and cash flow could cause these assets to be deemed impaired. If we were to identify an impairment, any resulting loss would be calculated based on estimations of the affected asset(s)' fair value.

  Self-Insurance

It is our policy to self-insure, up to certain limits, certain risks including workers' compensation, comprehensive general liability, and auto liability. Our self-insured retention for each claim involving workers' compensation, and comprehensive general liability (including toxic tort and other product liability claims) is limited to $0.5 million per occurrence of such claims. Based on our historical claims experience, our comprehensive general liability self-insurance retention limits were increased to $1.5 million per occurrence for claims incurred after August 31, 2008. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually or when changes in trends or circumstances warrant. The estimate is derived from both internal and external sources including but not limited to our independent actuary. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($1.0 million per occurrence) and business interruptions resulting from such loss lasting three days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. We are fully self-insured for certain other types of liabilities, including environmental, product recall, patent infringement, and errors and omissions. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense, and cash flow.

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

  Share-Based Compensation Expense

We have adopted guidance requiring compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. We incurred $4.0 million, $5.0 million, and $5.0 million of share-based expense for the years ended August 31, 2012, 2011, and 2010, respectively. This guidance also requires forfeitures of share-based awards to be estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Expense related to share-based payments has been reduced for estimated forfeitures, and equity awards having graded vesting provisions are accounted for on a straight-line basis.

Share-based compensation regulation does not specify a preference for a type of valuation model to be used when measuring the fair value of share-based payments. We have historically used the Black-Scholes model in deriving the fair value estimates of stock option awards whose vesting are conditioned solely upon an award holders' service to us, which includes all stock option awards outstanding as of August 31, 2012. The Black-Scholes model's valuation inputs include an entity's dividend yield, measure of expected volatility, estimated risk-free rate and an option's expected life based on historical exercise behavior of award holders. Our dividend yield is calculated based on annual dividends paid and the trailing historical average closing stock price at the time of an award's grant. For awards issued prior to the spin-off, expected volatility was based on historical volatility of Acuity Brands' stock over the preceding number of years equal to the expected life of the options. Expected volatility for awards issued under our long-term incentive programs has been based in part on the volatilities of well-established guideline companies as well as our own historical volatility. We have begun phasing out the use of guideline companies as a determinant for volatility as our own trading history is established and becomes a more appropriate measure for expected volatility. We base our risk-free rate on the United States Treasury yield for a term equal to the expected life of the options at the time of grant. We have used historical exercise behavior data to determine the expected life of options. All inputs into the Black-Scholes model are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, though without impact to future reported net income. The annual equity award grants for fiscal years 2010 and 2011 not only included restricted stock and stock option awards conditioned solely upon service, but also restricted stock awards containing both service and market-based conditions ("stock appreciation awards"). Vesting of these stock appreciation awards is predicated in part upon on the attainment of certain stock price appreciation targets. These stock appreciation awards' fair value is determined using a Monte-Carlo simulation model that is able to accommodate stock price appreciation and other provisions of these awards. The annual equity award grants for fiscal year 2012 not only included restricted stock and stock option awards conditioned solely upon service, but also awards containing both service and internal performance-based conditions ("performance awards"). The annual grants for fiscal year 2012 did not contain stock appreciation-related conditions, and the derivation of performance award fair value did not require the use of a Monte-Carlo simulation model.

As of August 31, 2012, there was $2.8 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of approximately two years. As of August 31, 2012, there was $0.9 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years. The majority of the share-based compensation expense generated through the administration of our share-based award programs does not affect our overall cash position. Therefore, certain of these expenses have been reflected as Other non-cash charges within our Consolidated Statements of Cash Flows. Forfeitures were estimated based on historical experience. If factors change causing different assumptions to be made in future periods, compensation expense recorded pursuant to accounting rules governing the treatment of share-based compensation may differ significantly from that recorded in the current period. See Notes 2 and 7 of Notes to Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options as well as for the financial implications associated with the accounting rules governing the treatment of share-based compensation.

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

  Legal Matters

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flow. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on our results of operations, financial position, or cash flow in future periods. We establish accruals for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, unless otherwise disclosed, we cannot make a meaningful estimate of actual costs or a range of reasonably possible losses that could be higher or lower than the amounts accrued. Based on the facts known as of the time of filing of this Annual Report on Form 10-K, our current accrual of $1.6 million continues to represent our best estimate of the probable cost related to the Britto matter. We anticipate incurring approximately $1.7 million to $2.0 million of costs associated with legal defense fees during fiscal year 2013 in connection with this matter. For more information concerning legal matters affecting us and our approach towards such, please refer to Note 8 of Notes to Consolidated Financial Statements.

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

•
statements preceded by, followed by, or that include the words "expects," "believes," "intends," "anticipates," and similar terms that relate to future events, performance, or our results.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results, expectations, or outcomes to differ materially from our historical experience as well as management's present expectations or projections. These risks and uncertainties include, but are not limited to:

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

Interest Rates. Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flow. Debt outstanding as of August 31, 2012 was attributable to financing facilities with variable interest rates. We have previously entered into interest rate swap arrangements with the intention to manage the variability of interest related cash flow associated with our variable-rate debt. While we may enter into similar instruments in the future, no such arrangements existed as of either August 31, 2012 or the date of this filing.

Based on our current borrowings, the potential change in annual interest expense resulting from a hypothetical 10% fluctuation in market interest rates would be approximately $0.5 million. See Notes 2 and 5 of the Notes to Consolidated Financial Statements for additional information regarding our debt.

Foreign Exchange Rates. The majority of our net sales, expense, and capital purchases are transacted in United States dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to our operations in Canada and Europe. A hypothetical fluctuation in the Canadian dollar and the Euro of 10% would impact operating profit by approximately $0.3 million and $0.4 million, respectively. The impact of these hypothetical currency fluctuations has been calculated in isolation from any response we would undertake to address such exchange rate changes in our foreign markets.

Fluctuations in Commodity Prices. The key raw materials used in our products are surfactants, polymers and resins, fragrances, water, solvents, and other petroleum-based materials and packaging materials. We do not engage in commodity hedging transactions for raw materials, though we have committed and will continue to commit to purchase certain materials for specified periods of time. Many of the raw materials that we use are petroleum-based and, therefore, are subject to the availability and price of oil or its derivatives. Some of the raw materials we use are agriculture-based commodities and are subject to fluctuations in availability and price. Significant increases in the prices of our products due to increases in the cost of raw materials or packaging materials could have a negative effect on demand for products and on profitability. It is difficult to estimate the impact that pricing volatility in the commodities markets from which we source raw materials will have on our future earnings. We estimate the rising costs of raw materials negatively affected our gross profit by approximately $2.5 million in fiscal year 2012. The cost of certain commodities, particularly petro-chemicals, remains volatile despite the current economic environment. We have announced price increases and continue to evaluate new raw material suppliers to mitigate the impact of rising raw material costs. While we have generally been able to pass along these increases in cost in the form of higher selling prices for our products over time, failure to effectively manage future increases in the costs of these materials could adversely affect our operating margins and cash flow. Furthermore, there are a limited number of suppliers for some of our raw materials, packaging materials, and finished goods. Our profitability, volume, and cash flow could be negatively impacted by limitations inherent within the supply chain of certain of these materials, including competitive conditions, governmental issues, legal issues, natural disasters, and other events that could impact both the availability and price of the materials.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

On January 31, 2012 we completed our acquisition of Hale Group Limited ("Hale") and on June 5, 2012, we completed our acquisition of Mykal Industries Limited ("Mykal"). As permitted by the Securities and Exchange Commission, management has elected to exclude Hale and Mykal from management's assessment of the effectiveness of our internal control over financial reporting as of August 31, 2012. In the aggregate, total assets and total revenues of Hale and Mykal represented 4% and 1%, respectively, of our total assets and total revenues as reported in our consolidated financial statements as of and for the year ended August 31, 2012.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of August 31, 2012. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 31, 2012, the Company's internal control over financial reporting is effective.

The Company's independent registered public accounting firm has issued an audit report on this assessment of the Company's internal control over financial reporting. This report, dated November 7, 2012, appears on pages 51 and 52 of this Form 10-K.

/s/ JOHN K. MORGAN John K. Morgan Chairman, President and Chief Executive Officer	/s/ MARK R. BACHMANN Mark R. Bachmann Executive Vice President and Chief Financial Officer

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Zep Inc.

We have audited Zep Inc.'s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zep Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hale Group Limited ("Hale") or Mykal Industries Limited ("Mykal"), which is included in the 2012 consolidated financial statements of Zep Inc. which together constituted 4% of total assets as of August 31, 2012 and 1% of total revenues for the year then ended. Our audit of internal control over financial reporting of Zep Inc. also did not include an evaluation of the internal control over financial reporting of Hale or Mykal.

In our opinion, Zep Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zep Inc. as of August 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2012 of Zep Inc. and our report dated November 7, 2012 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2).

/s/ Ernst & Young LLP

Atlanta, Georgia
November 7, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Zep Inc.

We have audited the accompanying consolidated balance sheets of Zep Inc. as of August 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zep Inc. at August 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has retrospectively adopted amendments to the accounting standard relating to the reporting and display of comprehensive income.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zep Inc.'s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 7, 2012

Zep Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per-share data)

	August 31,
	2012	2011
Current Assets:
Cash and cash equivalents	$3,513	$7,219
Accounts receivable, less reserve for doubtful accounts of $3,595 and $4,515 at August 31, 2012 and 2011, respectively	93,522	95,681
Inventories	71,451	61,147
Prepayments and other current assets	22,333	9,896
Deferred income taxes	6,702	8,169

Total Current Assets	197,521	182,112

Property, Plant, and Equipment, at cost:
Land	5,680	4,535
Buildings and leasehold improvements	62,208	59,529
Machinery and equipment	114,310	100,029

Total Property, Plant, and Equipment	182,198	164,093
Less accumulated depreciation and amortization	101,277	96,225

Property, Plant, and Equipment, net	80,921	67,868

Other Assets:
Goodwill	84,604	84,418
Identifiable intangible assets	65,707	65,136
Deferred income taxes	979	1,020
Other long-term assets	5,555	3,215

Total Other Assets	156,845	153,789

Total Assets	$435,287	$403,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,000	$15,000
Accounts payable	53,461	56,821
Accrued compensation	17,334	18,161
Other accrued liabilities	27,947	27,482

Total Current Liabilities	113,742	117,464
Long-term debt, less current maturities	124,250	104,650

Deferred income taxes	8,574	6,224

Self-insurance reserves, less current portion	2,954	3,443

Other long-term liabilities	17,850	22,865

Commitments and Contingencies (see Note 8)
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 21,832,328 and 21,631,850 shares issued and outstanding at August 31, 2012 and August 31, 2011, respectively	218	216
Paid-in capital	97,481	92,925
Retained earnings	57,367	38,970
Accumulated other comprehensive income	12,851	17,012

Total Stockholders' Equity	167,917	149,123

Total Liabilities and Stockholders' Equity	$435,287	$403,769

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per-share data)

	Years Ended August 31,
	2012	2011	2010
Net Sales	$653,533	$645,972	$568,512
Cost of Products Sold	352,737	343,095	285,335

Gross Profit	300,796	302,877	283,177
Selling, Distribution, and Administrative Expenses	260,806	268,438	247,759
Restructuring Charges	—	1,469	8,213
Acquisition and Integration Costs	1,210	429	3,353
Loss (Gain) on Disposal of Fixed Assets	500	(676)	—

Operating Profit	38,280	33,217	23,852
Other Expense (Income):
Interest expense, net	5,493	6,562	1,957
Accelerated debt issuance cost on debt extinguishment	—	—	428
Bargain purchase gains from business combinations	(2,095)	—	—
Miscellaneous expense (income), net	1,046	(40)	(244)

Total Other Expense	4,444	6,522	2,141

Income before Provision for Income Taxes	33,836	26,695	21,711
Provision for Income Taxes	11,927	9,294	8,207

Net Income	$21,909	$17,401	$13,504

Earnings Per Share:
Basic Earnings per Share	$1.00	$0.80	$0.62

Basic Weighted Average Number of Shares Outstanding	21,768	21,540	21,271

Diluted Earnings per Share	$0.98	$0.78	$0.61

Diluted Weighted Average Number of Shares Outstanding	22,166	22,027	21,738

Dividends Declared per Share	$0.16	$0.16	$0.16

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per-share data)

	Years Ended August 31,
	2012	2011	2010
Net income	$21,909	$17,401	$13,504
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,929)	5,420	(2,692)
Defined benefit pension plan adjustment	(308)	—	—
Reclassification of unrealized loss on cash flow hedge	—	—	516

Other comprehensive (loss) income before income taxes	(4,237)	5,420	(2,176)
Provision for income taxes related to other comprehensive income (loss) items	76	—	(190)

Other comprehensive (loss) income	(4,161)	5,420	(2,366)

Comprehensive income	$17,748	$22,821	$11,138

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended August 31,
	2012	2011	2010
Cash Provided by Operating Activities:
Net income	$21,909	$17,401	$13,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,330	14,197	10,268
(Gain) loss on disposal of fixed assets	706	(504)	1,583
Excess tax benefits from share-based payments	5	(869)	(366)
Bargain purchase gains from business combinations	(2,095)	—	—
Other non-cash charges	3,816	5,071	4,379
Changes in assets and liabilities:
Accounts receivable	2,097	4,240	1,304
Inventories	(9,141)	1,130	2,532
Deferred income taxes	3,509	3,943	(1,360)
Prepayments and other current assets	(55)	444	(2,553)
Accounts payable	(3,897)	590	1,616
Accrued compensation and other current liabilities	(736)	(8,315)	4,691
Self insurance reserves and other long-term liabilities	(5,271)	(561)	(2,971)
Other assets	(2,570)	234	1,396

Net Cash Provided by Operating Activities	22,607	37,001	34,023

Cash Used for Investing Activities:
Purchases of property, plant, and equipment	(18,356)	(8,904)	(9,776)
Acquisitions, net of cash acquired	(11,923)	(76,065)	(63,736)
Loan to innovation partner	(12,500)	—	—
Proceeds from sale of property, plant, and equipment	—	926	—

Net Cash Used for Investing Activities	(42,779)	(84,043)	(73,512)

Cash Provided by Financing Activities:
Proceeds from revolving credit facilities	312,800	338,200	148,000
Repayment of borrowings from revolving credit facilities	(293,200)	(310,700)	(96,500)
Proceeds from Receivables Facility	—	—	15,000
Repayment of Receivables Facility	—	—	(15,000)
Stock issuances	738	1,899	521
Excess tax benefits from share-based payments	(5)	869	366
Dividend payments	(3,512)	(3,483)	(3,513)

Net Cash Provided by Financing Activities	16,821	26,785	48,874

Effect of Exchange Rate Changes on Cash	(355)	2,219	(779)

Net Change in Cash and Cash Equivalents	(3,706)	(18,038)	8,606
Cash and Cash Equivalents at Beginning of Period	7,219	25,257	16,651

Cash and Cash Equivalents at End of Period	$3,513	$7,219	$25,257

Supplemental Cash Flow Information:
Income taxes paid during the year	$8,610	$5,001	$8,578
Interest paid during the year	$5,517	$6,508	$2,299

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance at August 31, 2009	21,159	$212	$80,034	$15,061	$13,958	$109,265
Net income	—	—	—	13,504	—	13,504
Reclassification of unrealized loss on cash flow hedge, (net of tax of $190)	—	—	—	—	326	326
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	(2,692)	(2,692)
Amortization, issuance, and forfeitures of restricted stock grants and stock options	177	1	3,822	—	—	3,823
Deferred compensation plan	—	—	573	—	—	573
Employee stock purchase plan issuances	—	—	160	—	—	160
Stock option exercises	—	—	361	—	—	361
Dividend payments	—	—	—	(3,513)	—	(3,513)
Tax effect on stock options and restricted stock	—	—	366	—	—	366

Balance at August 31, 2010	21,336	$213	$85,316	$25,052	$11,592	$122,173
Net income	—	—	—	17,401	—	17,401
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	5,420	5,420
Amortization, issuance, and forfeitures of restricted stock grants and stock options	296	3	3,890	—	—	3,893
Deferred compensation plan	—	—	951	—	—	951
Employee stock purchase plan issuances	—	—	237	—	—	237
Stock option exercises	—	—	1,662	—	—	1,662
Dividend payments	—	—	—	(3,483)	—	(3,483)
Tax effect on stock options and restricted stock	—	—	869	—	—	869

Balance at August 31, 2011	21,632	$216	$92,925	$38,970	$17,012	$149,123

Net income	—	—	—	21,909	—	21,909
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	(3,929)	(3,929)
Defined benefit pension plan adjustment (net of tax of $76)	—	—	—	—	(232)	(232)
Amortization, issuance, and forfeitures of restricted stock grants and stock options	200	2	3,208	—	—	3,210
Deferred compensation plan	—	—	609	—	—	609
Employee stock purchase plan issuances	—	—	211	—	—	211
Stock option exercises	—	—	527	—	—	527
Dividend payments	—	—	—	(3,512)	—	(3,512)
Tax effect on stock options and restricted stock	—	—	1	—	—	1

Balance at August 31, 2012	21,832	$218	$97,481	$57,367	$12,851	$167,917

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 1: Description of Business, Distribution and Basis of Presentation

  Description of the Business and Distribution

Zep Inc. ("Zep" or "we" or "our" or the "Company") is a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well recognized brand names, some of which have been in existence since 1896. Our product portfolio, which is produced using more than 4,000 unique formulations, includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems and a wide variety of automotive maintenance chemicals. We sell our products through a direct-sales organization, to consumers primarily through home improvement stores and automotive after-market retailers and to large national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. We believe that we are the leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. As the result of recent acquisitions, we have established a strong presence in the industrial distribution market and strengthened our position in the retail market.

  Basis of Presentation

Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and present the financial position, results of operations, and cash flow of Zep and its majority-owned subsidiaries. We consolidate all entities that we control. The general condition for control is ownership of a majority of the voting interests of an entity. Control may also exist in arrangements where we are the primary beneficiary of a variable interest entity ("VIE"). An entity that will have both the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb the losses or receive the benefits significant to the VIE is considered a primary beneficiary of that entity. We have determined that we are not a primary beneficiary in any material VIE.

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

Note 2: Summary of Significant Accounting Policies

  Principles of Consolidation

The Consolidated Financial Statements include our accounts after elimination of significant intercompany transactions and accounts.

  Revenue Recognition

We record revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price to the customer is fixed and determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer assumes the risks and rewards of ownership. Customers take delivery at the time of shipment for terms designated free on board shipping point. For sales designated free on board destination, customers take delivery when the product is delivered to the customer's delivery site. Provisions for rebates, sales incentives, product

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

returns, and discounts to customers are recorded as an offset to revenue in the same period the related revenue is recorded. We also maintain one-time or on-going marketing and trade-promotion programs with certain customers that require us to estimate and accrue the expected costs of such programs. These arrangements include cooperative marketing programs, merchandising of our products and introductory marketing funds for new products and other trade-promotion activities conducted by the customer. Costs associated with these programs are recorded as a reduction of revenues.

We provide for limited product return rights to certain distributors and customers primarily for slow moving or damaged items subject to certain defined criteria. We monitor product returns and record, at the time revenue is recognized, a provision for the estimated amount of future returns based primarily on historical experience and specific notification of pending returns. Although historical product returns generally have been within expectations, there can be no assurance that future product returns will not exceed historical amounts. A significant increase in product returns could have a material impact on our operating results in future periods.

  Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

We consider time deposits and marketable securities purchased with an original maturity of three months or less to be cash equivalents, which are included in the accompanying balance sheets at fair value.

  Accounts Receivable

We record accounts receivable at net realizable value. This value includes an allowance for estimated uncollectible accounts to reflect losses anticipated on accounts receivable balances. The allowance is based on historical write-offs, an analysis of past due accounts based on the contractual terms of the receivables, and the economic status of customers, if known. We believe that the allowance is sufficient to cover uncollectible amounts; however, there can be no assurance that unanticipated future business conditions of customers will not have a negative impact on our results of operations. Accounts receivable are written off against the allowance for estimated uncollectible accounts should we conclude their collection is improbable. Expense recorded in connection with our allowance for estimated uncollectable accounts totaled $1.7 million, $2.0 million, and $2.9 million for the years ended August 31, 2012, 2011, and 2010, respectively.

  Concentrations of Credit Risk

Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. Receivables due from The Home Depot, our largest single customer, were approximately $9.6 million, $10.8 million and $10.0 million as of the years ended August 31, 2012, 2011, and 2010, respectively. Additionally, although net sales to The Home Depot were less than 10% of our total net sales in fiscal year 2012, net sales to The Home Depot accounted

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

for approximately 10% of our total net sales during the each of the fiscal years ended August 31, 2011, and 2010, respectively. No other single customer accounted for more than 10% of combined receivables or total net sales as of and for the year ended August 31, 2012.

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

We entered into four interest rate swap arrangements during the fourth quarter of fiscal year 2008 effectively swapping the variable interest rate associated with $20 million of borrowings made under the revolving credit facility that was in effect at that time for fixed rates ranging from 3.2% to 3.5%. These interest rate swaps, all of which matured in June 2010, were derivative instruments and were accounted for as cash flow hedges. The objective of these hedges was to manage the variability of interest related cash flow associated with variable-rate debt subject to these hedge instruments. There was no ineffectiveness related to the change in fair value of our cash flow hedges. The instruments generated an immaterial amount of unrealized losses that have been recorded net of tax within Accumulated Other Comprehensive Income on our Consolidated Statements of Comprehensive Income. The estimated fair values of our derivative instruments were calculated based on market rates. These instruments were valued using pricing models based upon market observable inputs such as yield curves, and such inputs were classified as Level 2 inputs under accounting guidance governing fair value disclosures. Cash flow hedge instruments may be affected by counterparty creditworthiness and market conditions. However, we minimized such risk exposures by limiting counterparties to large banks and financial institutions that meet established credit guidelines. All of our hedge instruments that were outstanding during the majority of fiscal year 2010 matured prior to the August 31, 2010 balance sheet date, and there was no risk of loss to us as a result of counterparty default as of that date. While we may enter into similar instruments in the future, no such arrangements existed as of either August 31, 2012 or the date of this filing.

  Inventories

Inventories, which include materials, direct labor, and related manufacturing overhead, are stated at the lower of cost (approximate costs determined on a first-in, first-out or average cost basis) or market, and consist of the following at August 31,:

	2012	2011
Raw materials and supplies	$24,852	$22,435
Work in process	899	1,226
Finished goods	47,864	40,192

	73,615	63,853
Less: Reserves	(2,164)	(2,706)

	$71,451	$61,147

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

  Goodwill and Identifiable Intangible Assets

As of August 31, 2012, our Consolidated Balance Sheets reflect a total of $84.6 million in goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized, including expected synergies from the acquisitions. Approximately $21.0 million is attributable to the fiscal 1997 acquisition of Enforcer Products, Inc. On January 4, 2010, we acquired Amrep, Inc. ("Amrep") a specialty chemical formulator and packager focused in the automotive, fleet maintenance, industrial/MRO supply, institutional supply, and motorcycle markets, for an initial cash purchase price of $64 million. On September 2, 2010, Amrep and certain other of our subsidiaries acquired certain brands and assets and assumed certain liabilities of the North American operations of Waterbury Companies, Inc. ("Waterbury"), for an initial cash purchase price of approximately $66 million. On October 1, 2010, we completed the acquisition of the brands and assets of Atlanta-based Niagara National, LLC ("Niagara") a manufacturer of truck wash systems and products. On December 7, 2011, we completed the acquisition of the brands and certain assets of Nevada-based Washtronics of America Inc. ("Washtronics"), a leading producer of automatic truck and fleet wash systems and products in a transaction approved by the United States Bankruptcy Court. On January 31, 2012, we completed the acquisition of 100% of the outstanding shares of Hale Group Limited ("Hale Group"), based in the United Kingdom. On June 5, 2012, we acquired Mykal Industries Limited ("Mykal"), based in the United Kingdom. The excess of the purchase price over the net tangible and identifiable intangible assets for these acquisitions has been recorded as Goodwill within the Consolidated Balance Sheets. Goodwill is not deductible for income tax purposes. Our recent acquisitions are discussed further in Note 3 of Notes to Consolidated Financial Statements.

We test goodwill for impairment on an annual basis at the beginning of the fourth quarter of each fiscal year, or sooner if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. The goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of the reporting unit, Zep, with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the fair value, the second step of the test requires a calculation of possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. If the calculated fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary.

Our market capitalization, market multiple and recent transaction values of peer companies, and projected discounted cash flow are considered each year when determining fair value. Our fair value exceeded its carrying value, including goodwill, in the fiscal year 2012 impairment analysis, and the second step of the impairment test was not required. Further, we have not historically had to perform the second step of this annual impairment test, and we have not previously been required to record an

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

impairment charge to state properly the value of our goodwill. Changes in the carrying amount of Goodwill during fiscal years 2012 and 2011 are summarized as follows:

Balance as of August 31, 2010	$53,764

Acquisitions (Waterbury and Niagara)	30,044
Currency translation adjustments	610

Balance as of August 31, 2011	$84,418

Acquisitions (Mykal)	567
Currency translation adjustments	(381)

Balance as of August 31, 2012	$84,604

Our identifiable intangible assets primarily include the customer relationships, patents and formulations acquired through the purchase of Amrep during our fiscal year 2010, the purchase of Waterbury and Niagara during our fiscal year 2011 and the purchases of Washtronics, the Hale Group and Mykal, during our fiscal year 2012. Amortization of intangible assets with finite lives is recognized over their estimated useful lives using an amortization method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The straight-line method is used for customer relationships. As a result of the negligible attrition rate in our customer base, the difference between the straight-line method and attrition methods is not considered significant. The estimated useful lives for our finite-lived intangible assets range from eight to 22 years, and are concentrated between 17 and 22 years. Our acquired trademarks have an indefinite useful life.

Information summarizing our acquired intangible assets is as follows:

	August 31, 2012		August 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer relationships	$57,113	$(7,989)	$55,119	$(4,509)
Patents and formulations	10,079	(861)	8,964	(442)

Total	$67,192	$(8,850)	$64,083	$(4,951)

Indefinite-lived intangible assets:
Trademarks	$7,365	—	$6,004	—

Total	$74,557	$(8,850)	$70,087	$(4,951)

Amortization expense totaled $3.9 million, $3.8 million, and $1.1 million for the years ended August 31, 2012, 2011, and 2010, respectively. The amortization expense associated with acquired finite-lived intangible assets established as of August 31, 2012 is expected to approximate $4 million during each of the next five years.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

  Other Long-Term Liabilities

Other long-term liabilities consist of the following at August 31,:

	2012	2011
Deferred compensation and postretirement benefits(1)	$3,983	$4,059
Liabilities related to uncertain income tax positions(2)	1,064	1,298
Environmental remediation liabilities(3)	10,452	13,246
Acquisition earnout liability(4)	1,208	2,500
Restructuring related reserves(5)	—	268
Miscellaneous(6)	1,143	1,494

	$17,850	$22,865

(1)
Postretirement benefits—We adopted a non-qualified deferred compensation plan effective October 31, 2007 for the benefit of eligible employees. The deferred compensation plan administered by us provides for elective deferrals of an eligible employee's compensation, which are matched with contributions from us as stipulated by the plan. In addition, the plan provides for an automatic contribution by us ranging from 3% to 5% of an eligible employee's compensation. The majority of the activity associated with these programs is recorded through corresponding short-term liability accounts. See Note 7 of Notes to Consolidated Financial Statements for more information regarding this plan.

(2)
Liabilities related to uncertain income tax positions—See Note 10 of Notes to Consolidated Financial Statements for more information.

(3)
Environmental remediation liabilities—The portion of these accruals related to amounts we expect to expend after fiscal year 2013 is classified within Other long-term liabilities. See Note 8 of Notes to Consolidated Financial Statements for more information regarding our environmental remediation efforts.

(4)
Acquisition earnout liability—This amount represents the long-term portion of a total $1.3 million acquisition-related earnout obligation. See Note 11 of Notes to Consolidated Financial Statements for more information regarding our acquisition earnout liability valuation.

(5)
Restructuring related accruals—We established accruals for facility lease termination costs associated with our restructuring activities during fiscal years 2010 and 2009. See Note 9 of Notes to Consolidated Financial Statements for more information regarding our restructuring activities.

(6)
Miscellaneous—These amounts represent a number of liabilities that will be settled beyond fiscal year 2013, the most substantial of which pertains to deferred rents associated with facility lease agreements containing escalating rent clauses.

  Shipping and Handling Fees and Costs

We include shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities are generally recorded in Cost of Products Sold, which also includes the cost normally incurred in acquiring and producing inventory for sale, purchasing and receiving costs, and inspection costs. Certain customer-related shipping and handling costs, as well as other distribution costs, are included in Selling, Distribution, and Administrative Expenses. We believe this presentation is consistent with many of our peers and competitors. However, we acknowledge that our gross profit amounts may not be comparable to certain other entities, as some entities may include all of the costs related to their distribution network in their cost of products sold. Customer-related shipping and handling costs included within our Selling, Distribution, and Administrative Expenses totaled $42.3 million, $42.4 million, and $36.0 million for the fiscal years ended August 31, 2012, 2011, and 2010, respectively. Other distribution costs, which primarily consist of the cost of warehousing finished goods inventory, totaled $23.1 million,

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

$22.0 million, and $21.0 million for the fiscal years ended August 31, 2012, 2011, and 2010, respectively.

  Share-Based Compensation

Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into the Director Deferred Compensation Plan and the Supplemental Deferred Savings Plan. We incurred $4.0 million, $5.0 million, and $5.0 million of share-based expense, which includes an estimate of forfeitures, for the fiscal years ended August 31, 2012, 2011, and 2010, respectively. We did not capitalize any expense related to share-based payments, and we have recorded share-based expense within Selling, Distribution, and Administrative Expenses. Equity awards having service-only graded vesting provisions are accounted for on a straight-line basis. The majority of the share-based compensation expense generated through the administration of our award programs does not affect our overall cash position. Therefore, certain of these expenses are reflected as other non-cash charges within our Consolidated Statements of Cash Flows. Share-based compensation accounting rules require that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. See Note 7 of Notes to Consolidated Financial Statements for more information regarding our share-based incentive programs.

  Property, Plant, and Equipment and Depreciation

Total Property, Plant, and Equipment is stated at cost, and includes capitalized software costs. The net book value of capitalized software totaled $20.9 million and $10.5 million at August 31, 2012 and 2011, respectively. We report depreciation of property, plant and equipment in Cost of Products Sold and Selling, Distribution and Administrative Expenses based on the nature of the underlying assets. We record depreciation primarily related to the production of inventory within Cost of Products Sold. We record depreciation related to selling, distribution and administrative functions within Selling, Distribution, and Administrative Expenses. For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (20 to 40 years for buildings and 5 to 12 years for machinery and equipment). Depreciation expense totaled $10.4 million, $10.4 million, and $9.1 million for the years ended August 31, 2012, 2011, and 2010, respectively. We amortize leasehold improvements over the life of the lease or the useful life of the improvement, whichever is shorter.

As part of our restructuring efforts, we began marketing a facility in the Boston, Massachusetts area during fiscal year 2010. We sold this facility during the second quarter of our fiscal year 2011, and we have recognized the related gain within our operating results. We lease the majority of our selling branch and warehouse locations, and the sale of owned facilities has occurred infrequently

As of August 31, 2012, Prepayments and other current assets in our Consolidated Balance Sheets included held-for-sale fixed assets. In the fourth quarter of fiscal year 2010, we began marketing Amrep's Lancaster, Texas property after we transferred manufacturing activities at that location to other of our facilities. After assessing the property's fair value in fiscal year 2012, we adjusted the asset's fair market value down by $0.5 million to $2.1 million. We recorded the charge associated with this write-down in Loss (Gain) on Disposal of Fixed Assets in our Consolidated Statements of Income. Further detail regarding this action is included within Note 9 of Notes to Consolidated Financial Statements.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

  Research and Development

We expense research and development costs, which are included in Selling, Distribution, and Administrative Expenses in our Consolidated Statements of Income, as incurred. Research and development expenses ranged between $1.4 million and $1.6 million during the three years ended August 31, 2012.

  Advertising

We expense advertising costs as incurred, and those costs are included within Selling, Distribution, and Administrative Expenses in our Consolidated Statements of Income. These expenses totaled $2.7 million, $2.0 million, and $2.4 million for the years ended August 31, 2012, 2011, and 2010, respectively.

  Foreign Currency Translation

The functional currency for our foreign operations is the local currency. The translation of foreign currencies into United States dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate each month during the year. The gains or losses resulting from the translation are included in the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Stockholders' Equity and are excluded from net income. Gains or losses relating to foreign currency items are included in Miscellaneous expense (income), net, in our Consolidated Statements of Income and consisted of expense of $0.3 million for the year ended August 31, 2012, income of $0.1 million for the year ended August 31, 2011, and expense of $0.2 million for the years ended August 31, 2010.

  Interest Expense, Net

Interest expense, net, is composed primarily of interest expense on our variable-rate debt instruments, partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	2012	2011	2010
Interest expense	$6,294	$6,658	$2,005
Interest income	(801)	(96)	(48)

Interest expense, net	$5,493	$6,562	$1,957

On July 15, 2010, we entered into a $320 million five-year senior, secured credit facility (the "2010 Credit Facility") with a syndicate of lenders. The 2010 Credit Agreement replaced our prior revolving credit agreement, which we entered into on October 19, 2007, and our prior receivables financing agreement, which it entered into on October 14, 2009. Our Consolidated Statements of Income for the fiscal year ended August 31, 2010 reflect $0.4 million of previously capitalized debt issuance cost that were accelerated in connection with the replacement of our former debt facilities, and which we recorded within Accelerated debt issuance cost on debt extinguishment. See Note 5 of Notes to Consolidated Financial Statements for more information regarding our debt.

  Miscellaneous Expense (Income), Net

Miscellaneous expense (income), net, is composed primarily of gains or losses on foreign currency transactions.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

  New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued amendments to guidance related to fair value measurement and disclosure requirements. The new guidance changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. The amendments are effective for interim and annual periods beginning after December 15, 2011. We adopted this updated authoritative guidance, which did not have a material impact on our consolidated financial statement disclosures.

In June 2011, the FASB issued guidance that amended the requirements for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This guidance eliminates the option to report other comprehensive income and its components in the statement of stockholders' equity, and is effective for fiscal years and interim periods beginning after December 15, 2011. Early adoption of the guidance is permitted. We early adopted this guidance as of August 31, 2012. The implementation of this guidance did not have any effect on our financial condition or results of operations.

In September 2011, the FASB issued guidance pertaining to the testing of certain intangible assets for impairment. The revised guidance purposes to reduce the cost and complexity of registrants' annual goodwill impairment tests by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a more robust, quantitative impairment evaluation is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will implement the new standard in our 2013 annual goodwill impairment testing. We do not expect this guidance to have a material effect on our financial condition or results of operations.

Note 3: Acquisitions and Loan to Innovation Partner

  Amrep, Inc.

On January 4, 2010 (the "Closing Date"), we acquired Amrep, a specialty chemical formulator and packager focused in the automotive, fleet maintenance, industrial/MRO supply, institutional supply, and motorcycle markets. Amrep was acquired for an initial cash purchase price (the "Closing Purchase Price") of approximately $63.5 million. We believe the acquisition of Amrep to be an important strategic step in our effort to utilize distribution to expand our presence in a number of end markets while minimizing channel conflict through the manufacture of both private branded products and national brands. Borrowings of $49.4 million and $15.0 million were drawn from our revolving credit facility and receivables facility (each are discussed further in Note 5 of Notes to Consolidated Financial Statements), respectively, in order to finance the initial Closing Purchase Price.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The operating results of Amrep have been included in our consolidated financial statements commencing as of the Closing Date. A summary of the purchase price allocation is as follows:

Cash and cash equivalents	$21
Inventory	16,552
Other current assets	10,049
Property, plant and equipment	16,528
Net deferred tax liabilities	(8,423)
Accrued environmental remediation costs	(12,200)
Other liabilities assumed	(13,558)

Total net tangible assets	$8,969
Identifiable intangible assets
Customer relationships	23,841
Patents and formulations	5,264
Trademarks	2,304
Goodwill	23,133

Total purchase price allocation	$63,511

Of the total purchase price, approximately $31.4 million has been allocated to identifiable intangible assets. The value allocated to customer relationships is being amortized on a straight-line basis over a period of 18 years. The value allocated to patents and formulations is being amortized on a straight-line basis over a period of 17 years. We determined that Amrep's acquired trademarks have an indefinite useful life.

Net sales reflected in the Consolidated Statements of Income for the three and twelve months ended August 31, 2010 include $29.7 million and $76.7 million, respectively, of sales generated by Amrep subsequent to the acquisition. Income before Provision for Income Taxes reflected in the Consolidated Statements of Income for the three and twelve months ended August 31, 2010 includes $1.8 million and $4.2 million, respectively, of earnings generated by Amrep subsequent to the acquisition. All costs associated with advisory, legal and other due diligence-related services consumed in connection with acquisition-related activity have been expensed as incurred in accordance with purchase accounting rules. These costs are disclosed as Acquisition and Integration Costs within our Consolidated Statements of Income.

The following unaudited pro forma combined results of operations give effect to the acquisition of Amrep as if it had occurred at the beginning of the period presented. The unaudited pro forma condensed combined results of operations are provided for informational purposes only and do not purport to represent our actual consolidated results of operations or consolidated financial position had the acquisition occurred on the date assumed, nor are these financial statements necessarily indicative of our future consolidated results of operations or consolidated financial position. Subsequent to this acquisition, we incurred costs and realized benefits associated with integration of Amrep. The unaudited pro forma condensed combined results of operations do not reflect the costs of any integration

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

activities, nonrecurring charges directly attributable to purchase accounting, or any benefits that may result from operating efficiencies or revenue synergies.

Pro Forma Results of Operations	Year Ended August 31, 2010 (unaudited)
Net Sales	$603,448
Net Income	$15,633
Basic Earnings per Share	$0.73
Diluted Earnings per Share	$0.72

A discussion of environmental remediation-related liabilities assumed in the transaction is provided within Note 8 of Notes to Consolidated Financial Statements.

  Waterbury Companies, Inc.

On September 2, 2010 (the "Waterbury Closing Date"), Amrep and certain other of our subsidiaries acquired certain brands and assets and assumed certain liabilities of the North American operations of Waterbury Companies, Inc. ("Waterbury"), a provider of air-care delivery systems and products for facility maintenance. We concluded this transaction resulted in the acquisition of a business. We market Waterbury's products under recognized and established brand names such as TimeMist®, TimeWick®, MicrobeMaxTM, Country Vet®, and KonkTM. We did not acquire Waterbury's manufacturing facility. Waterbury entered into a transition services agreement with us pursuant to which it continued to make products for us until we completed the transfer of related manufacturing operations to our facilities. We completed this transfer during the fourth quarter of fiscal year 2011. We acquired the Waterbury brands and assets for an initial cash purchase price of approximately $66 million (the "Waterbury Closing Purchase Price"). Of the $66 million purchase price, $62 million was funded through borrowings pursuant to our 2010 Credit Facility (discussed further in Note 5 of Notes to Consolidated Financial Statements), and the remaining $4.0 million was funded through available cash.

Under the acquisition method of accounting, we made an allocation of the Waterbury Closing Purchase Price to the net tangible and intangible assets that we acquired from Waterbury based on their estimated fair values as of September 2, 2010. The excess of the Waterbury Closing Purchase Price over the recorded net tangible and identifiable intangible assets was recorded as Goodwill on our Consolidated Balance Sheets.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We recognize the amortization of intangible assets with finite lives over their estimated useful lives using an amortization method that reflects the pattern in which the economic benefits of the intangible assets are consumed or are realized. The value allocated to Waterbury's customer relationships will be amortized on a straight-line basis ranging from eight to 22 years. The weighted average useful life of Waterbury's acquired customer relationships is 21 years, and we expect to recognize amortization expense of approximately $1.3 million during each of the next five years in connection with these assets. As a result of the historical and expected attrition rate in the customer base acquired from Waterbury, the difference between amortizing these intangible assets on a straight-line basis and an attrition-based method is not considered significant. We will amortize the value allocated to patents and formulations on a straight-line basis ranging from five to 13 years. The weighted average useful life of Waterbury's acquired patents and formulations is 11 years. We determined that acquired trademarks have an indefinite useful life. We expect amortization expense associated with all finite-lived intangible assets acquired from Waterbury to approximate $1.8 million during each of the next five years.

In January 2011, we finalized Waterbury's Closing Date working capital in accordance with the asset purchase agreement and received an immaterial amount from the sellers as part of such finalization. Also, while we acquired legal title to certain of the equipment used by Waterbury to manufacture products for us on the Waterbury Closing Date, we did not take physical possession of the majority of these assets until the fourth quarter of fiscal year 2011, during which time we finalized our inspection of these fixed assets' condition. Accordingly, we adjusted these assets' prior recorded amounts in August 2011. These adjustments affected the purchase price by immaterial amounts, which were reflected as an adjustment to Goodwill on our Consolidated Balance Sheets.

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

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

  Niagara National, LLC

On October 1, 2010, we completed the acquisition of the brands and assets of Atlanta-based Niagara, a manufacturer of truck wash systems and products. The historical total assets and operating results of Niagara are not material to our Consolidated Financial Statements. Through this acquisition, we have added the Niagara brand of custom truck wash, pressure washers, water recovery systems and maintenance chemicals to our transportation product portfolio, which includes the Zep, EnviroEdge, and Armor-All Professional® brands. Under the acquisition method of accounting, we made a preliminary allocation of the Niagara closing purchase price to the net tangible and intangible assets that we acquired from Niagara based on their estimated fair values as of October 1, 2010. In January 2011, we finalized Niagara's closing date working capital in accordance with the asset purchase agreement and paid an immaterial additional amount to the sellers of Niagara pursuant to this agreement. This additional outlay of cash increased the purchase price by that amount, and is reflected as an adjustment to Goodwill on our Consolidated Balance Sheets.

  Washtronics of America Inc.

On December 7, 2011, we completed the acquisition of the brands and certain assets of Nevada-based Washtronics of America Inc. ("Washtronics"), a leading producer of automatic truck and fleet wash systems and products in a transaction approved by the United States Bankruptcy Court. The historical total assets and operating results of Washtronics are not material to our Consolidated Financial Statements. We integrated Washtronics into Niagara during fiscal year 2012. Under the acquisition method of accounting, we made an allocation of the Washtronics closing purchase price to the net tangible and intangible assets that we acquired from Washtronics based on their estimated fair values as of December 7, 2011. The acquisition of Washtronics, which filed for Chapter 11 bankruptcy protection prior to our purchase of its brands and certain assets, resulted in a bargain purchase gain of approximately $0.6 million during the year ended August 31, 2012, resulting primarily from the distressed sale and fact that we did not assume any liabilities.

  Hale Group Limited

On January 31, 2012, our wholly owned subsidiary, Zep Europe B.V., completed the acquisition of 100% of the outstanding shares of Hale Group Limited ("Hale Group"), based in the United Kingdom. Hale Group's two subsidiaries, Forward Chemicals Limited and Rexodan International Limited, manufacture and supply liquid, powder and aerosol chemicals and solutions directly to industrial and commercial laundries. The historical total assets and operating results of the Hale Group are not material to our Consolidated Financial Statements.

The purchase price of the Hale Group was determined upon the net asset value recorded on the books and records of the Hale Group as of December 31, 2011. In accordance with accounting principles generally accepted in the United Kingdom, this net asset value excluded the full value of a pension asset associated with the overfunded status of a defined benefit pension plan maintained by the Hale Group. The plan documents state that the Hale Group is the beneficiary of any surplus of the plan after which time the plan satisfies all benefit obligations to its pensioners. In accordance with accounting principles generally accepted in the United States, we must record the full value of any such surplus as a pension asset. To the best of our knowledge, the sellers of the Hale Group were unaware of the accounting differences created by local country accounting rules, and therefore did not consider this difference when negotiating the purchase price for the Hale Group. Under the purchase method of accounting, we made an allocation of the Hale Group closing purchase price to the acquired net tangible and intangible

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

assets based on those net assets' estimated fair values as of January 31, 2012, which resulted in a bargain purchase gain due to the above mentioned overfunded pension plan. We recognized this bargain purchase gain, which totaled $1.5 million, in the fourth quarter of our fiscal year 2012 only after re-examining the estimates involved with the remainder of the purchase accounting of this transaction. The defined benefit pension plan maintained by the Hale Group includes less than five active employees and less than 15 pensioners. The plan invests solely in a unitized with-profits insurance policy that provides members the option to purchase annuities at rates that are considerably favorable to prevailing rates. Due to the structure of this policy, these investments are not exposed to equity market volatility. See Note 4 of Notes to Consolidated Financial Statements for more information regarding this plan.

  Mykal Industries Limited

On June 5, 2012, we completed the acquisition of 100% of the outstanding shares of Mykal Industries Limited ("Mykal"), effective June 1, 2012. Mykal, based in the United Kingdom, is a leading manufacturer of a broad range of branded and private label cleaning and degreasing products for the European retail, do-it-yourself ("DIY") and professional distribution markets. The historical total assets and operating results of Mykal are not material to our Consolidated Financial Statements. Under the acquisition method of accounting, we made a preliminary allocation of the Mykal closing purchase price to the net tangible and intangible assets that we acquired based on their estimated fair values as of June 1, 2012. We are still assessing the assumptions underlying the fair value estimates of assets acquired and liabilities assumed primarily as it relates to acquires identifiable intangible asserts. We expect to substantially complete this assessment during the first quarter of fiscal 2013.

  Loan To Innovation Partner

On December 19, 2011, we entered into a $12.5 million bridge loan agreement, as lender, with Adco Products, LLC, as borrower. Adco Products, LLC is a specialty chemical manufacturer with research, innovation, product development and commercialization capabilities that reach both domestic and foreign markets. Amounts outstanding under the loan agreement will bear interest at a rate equal to 3.0% per annum plus the average interest rate for the preceding fiscal quarter of our 2010 Credit Facility (as defined in Note 5). Interest is due and payable quarterly. The $12.5 million loan receivable is recorded within Prepayments and other current assets on our Consolidated Balance Sheets. Upon and during the continuation of an event of default, 2% per annum would be added to the interest rate. The loan agreement contains provisions, which are subject to final negotiation, that may result in a debt refinancing, an equity conversion and related transactions to be consummated on or before January 31, 2013 (the "Refinancing"). Pursuant to the Refinancing, $5 million of the bridge loan will be converted into Series A Preferred Stock of the borrower or its direct parent (collectively, the "Issuer") with dividends equal to the interest rate and convertible at the option of the holder to 20% of the outstanding common stock of the Issuer, subject to anti-dilution adjustments. The remaining $7.5 million will be converted into a subordinated convertible term loan maturing on January 31, 2017, and also convertible at our option to 15% of the outstanding common stock of the Issuer. This short-term loan agreement is considered a variable interest and currently provides the majority of Adco's financing. In connection with this loan, we also entered into a master service agreement with an affiliate of the borrower, pursuant to which the affiliate will provide us with product-development services, and a technology sharing agreement with the affiliate for access to new-product technology. The master service agreement and short-term loan agreement collectively do not provide us either ownership in or control of Adco's operations.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 4: Employee Benefit Plans

We maintain a qualified defined contribution plan to which both our associates and the Company make contributions. Our cost for this plan during the years ended August 31, 2012, 2011, and 2010 was $2.5 million, $2.4 million and $1.8 million, respectively. Employer matching amounts are allocated in accordance with plan participants' elective deferral investments. We instituted a temporary suspension of our match of employee contributions into our defined contribution plans during the second quarter of fiscal year 2009. We restored one-half of the employer match component of our defined contribution plans during the fourth quarter of fiscal year 2009; full reinstatement of the employer matching contribution benefit occurred beginning in January 2010. Plan participants may invest a percentage of their contributions into a Zep common stock fund. At August 31, 2012, assets of our defined contribution plan included shares of our common stock with a market value of approximately $2.2 million, which represented approximately 1.5% of the total fair market value of the assets in our defined contribution plan on that date.

We also maintain a non-qualified deferred compensation plan for the benefit of eligible employees. The deferred compensation plan we administer provides for elective deferrals of an eligible employee's compensation, which are matched with contributions from us as stipulated by the plan. In addition, the plan provides for an automatic supplemental contribution by us ranging from 3% to 5% of an eligible employee's compensation, unless otherwise determined by our Board of Directors. See Note 7 of Notes to Consolidated Financial Statements for more information regarding this plan.

We also have a defined benefit pension plan maintained by the Hale Group that cover less than five active employees and less than 20 pensioners (the "Non-U.S. Plan") that we acquired with the acquisition of the Hale Group. Benefits under the Non-U.S. Plan depend on compensation and years of service. The Non-U.S. Plan is funded in accordance with regulations in the United Kingdom. The measurement date for the Non-U.S. Plan is August 31, 2012.

Components of the net periodic benefit cost of the Non-U.S. Plan for the period since acquisition is as follows:

August 31, 2012
Current Service Cost	$104
Interest cost	140
Expected return on plan assets	(296)

Net pension expense	$(52)

Assumptions used to determine fiscal year 2012 net periodic pension expense for the Non-U.S. Plan:

Discount rate	4.7%
Expected rate of return on plan assets	5.0%
Rate of compensation increase	4.2%
Underlying inflation rate	3.2%

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

At each period-end presented, our accumulated benefit obligation for the Non-U.S. Plan is equal to the benefit obligation shown. The obligations, plan assets and funding status of the Non-U.S. Plan were as follows:

August 31, 2012
Change in benefit obligation:
Projected benefit obligation at acquisition	$4,393
Cumulative foreign exchange effect	39
Service cost	104
Interest cost	140
Actuarial loss	473
Benefits paid	(8)

Projected benefit obligation at end of period	$5,141

Change in plan assets:
Fair value of plan assets at acquisition	$8,041
Cumulative foreign exchange effect	68
Actual return on plan assets	413
Contributions	—
Benefits paid	(8)

Fair value of plan assets at end of period	$8,514

Funded status:
Ending funded status	$3,373

Net amount recognized in consolidated balance sheet:
Pension asset	$3,373

Assumptions used to determine the projected benefit obligation for the Non-U.S. Plan:

August 31, 2012
Discount rate	4.2%
Rate of compensation increase	3.9%
Underlying inflation rate	2.9%

We base the discount rate on the return on high quality corporate bonds of equivalent currency and term to the plan obligation. The long-term expected rate of return on assets was determined based on historical and expected future rates of return.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The plan assets of the Non-U.S. Plan are invested in accordance with the terms of a unitized with-profits insurance policy. We estimate the fair value of the insurance policy based on the cash surrender value of the policy. The fair values of the insurance policy and their input levels based on the fair value hierarchy are as follows:

		Fair Value Measurements Using:
	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of August 31, 2012	$8,514	$—	$8,514	$—

The Non-U.S. Plan is currently making benefit payments to one plan participant, which total less than ten thousand dollars on an annual basis. Once that participant reaches retirement age, an annuity will be purchased thereby ending direct payments made from the Non-U.S. Plan to this participant. All other pensions in payment are facilitated by annuity policies that were purchased prior to our acquisition of the Hale Group. We do not expect to make cash contributions to the Non-U.S. Plan in fiscal year 2013. The Non-U.S. Plan does not have any prior service cost or transition obligations and does not have any amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefits cost.

Note 5: Debt Obligations

Our indebtedness and credit arrangements consisted of the following at the end of our two most recent fiscal years:

	August 31, 2012	August 31, 2011
Long-term borrowings:
Term loan	$60,000	$67,500
Industrial revenue bonds	7,150	7,150
Revolving credit facility	72,100	45,000

	139,250	119,650
Less: Current maturities of long-term debt	15,000	15,000

	$124,250	$104,650

Future maturities of our outstanding debt obligations are as follows for fiscal years ending August 31:

Amount
2013	$15,000
2014	15,000
2015	102,100
2016	—
2017	—
Thereafter	7,150

$139,250

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Further detail regarding each of the above mentioned debt instruments, including amounts outstanding under each as of August 31, 2012, is provided below. On July 15, 2010, we entered into a $320 million five-year senior, secured credit facility (the "2010 Credit Facility") with a syndicate of lenders. The 2010 Credit Facility is comprised of a revolving loan facility that provides for advances in the initial aggregate principal amount of up to $245 million and a term loan in the initial aggregate principal amount of $75 million. We may, at our option and subject to customary conditions, request an increase in the aggregate principal amount available under the 2010 Credit Facility by an additional $30 million. Borrowings under the 2010 Credit Facility are secured by a lien on substantially all of our owned real and personal property. The 2010 Credit Facility will mature on July 15, 2015, at which time all amounts outstanding thereunder will be due and payable. We are required to make term loan repayments of $2.8 million each quarter until 2015 when the remaining term loan outstanding balance becomes due and payable.

The 2010 Credit Agreement replaced our prior revolving credit agreement, which we entered into on October 19, 2007, and our prior receivables financing agreement, which we entered into on October 14, 2009. In connection with the termination of the prior financing arrangements, we borrowed approximately $97 million under the 2010 Credit Facility to repay all outstanding indebtedness under the prior agreements. We incurred a non-cash charge of $0.4 million associated with the write-off of the unamortized deferred financing costs upon the termination of the prior financing arrangements.

Amounts outstanding under the 2010 Credit Facility bear interest at an "Alternate Base Rate" or a "Eurocurrency Rate". Alternate Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (A) JPMorgan Chase Bank's prime rate, (B) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus 0.5% or (C) the Adjusted LIBO Rate (as defined below) for a one month interest period plus 1% (the "Alternate Base Rate"), and (ii) an applicable margin that ranges from 1.25% to 2.50% based on our leverage ratio. Eurocurrency Rate advances outstanding bear interest at a rate based upon the London interbank offered rate for the interest period multiplied by a statutory reserve rate, plus an applicable margin that ranges from 2.25% to 3.50% based upon our leverage ratio (plus any mandatory costs) (the "Adjusted LIBO Rate").

We are required to pay certain fees in connection with the 2010 Credit Facility. For example, we must pay an annual commitment fee. This fee is payable quarterly in arrears and is determined by our leverage ratio as defined in the 2010 Credit Facility. This facility fee ranges from 0.4% to 0.5% of the unused portion of the $320 million commitment of the lenders under the 2010 Credit Facility. Additionally, we are also required to pay certain fees to the Administrative Agent for administrative services. Facility and commitment fees paid by us during fiscal year 2011 under the 2010 Credit Facility and its predecessor facilities totaled $1.0 million.

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

As of August 31, 2012, $68.4 million of the total $72.1 million in borrowings made under the 2010 Credit Facility have been reflected within Long-term debt, less current maturities on our Consolidated

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Balance Sheets given our current intent and ability to repay $68.4 million of those borrowings in periods subsequent to August 31, 2013. Under the terms of the 2010 Credit Facility, we may refinance all amounts borrowed under our 2010 Credit Facility until 2015. Therefore, the short- and long-term classification of debt on our Consolidated Balance Sheets may fluctuate not only in response to repayment of those amounts, but also concurrent with changes in our projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the 2010 Credit Facility approximated 0.3% during fiscal year 2012. In addition to this base interest rate, our effective interest rate includes an applicable margin that adjusts in accordance with our leverage ratio. During fiscal year 2012, this applicable margin has averaged 2.84%. As of August 31, 2012, we had additional borrowing capacity under the 2010 Credit Facility of $64.2 million, which represents the full amount of the 2010 Credit Facility less the aforementioned borrowings, amounts drawn under the term loan portion of that facility and outstanding letters of credit totaling $11.0 million that have been issued under the 2010 Credit Facility. We were in compliance with our debt covenants as of August 31, 2012, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months, excluding acquisitions that we may choose to execute in pursuit of our strategic initiatives. We do not expect the sources of or intended uses for our cash to change significantly in the foreseeable future, excluding acquisitions.

  Industrial Revenue Bonds

The industrial revenue bonds due 2018 were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of our facility in DeSoto, Texas. Pursuant to a loan agreement between us and the DeSoto Industrial Development Authority, we are required to pay the principal and interest on the bonds. The bonds currently bear interest at a weekly rate. The interest rate during the twelve months ended August 31, 2012 and August 31, 2011 averaged 0.3% for both periods. The outstanding principal amount of the bonds is payable upon their maturity in 2018. The payment of principal and interest on the bonds is secured by an irrevocable letter of credit issued by Wells Fargo Bank, National Association.

  Letters of Credit

We have issued outstanding letters of credit totaling $11.0 million primarily for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs as well as supporting certain environmental obligations. These letters of credit were issued under the 2010 Credit Facility as of August 31, 2012, thereby reducing the total availability under the facility by such amount.

Note 6: Common Stock and Related Matters

  Common and Preferred Stock

We have 500 million shares of common stock, par value $0.01 per share, and 50 million shares of preferred stock ("Preferred Stock"), authorized as of August 31, 2012. No shares of preferred stock were issued as of that date.

  Stockholder Protection Rights Agreement

Our Board of Directors adopted the Stockholder Protection Rights Agreement (the "Rights Agreement") effective October 30, 2007, which was approved by its then sole shareholder. The Rights Agreement

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

contains provisions that are intended to protect our stockholders in the event of an unsolicited offer to acquire us, including offers that do not treat all stockholders equally and other coercive, unfair, or inadequate takeover bids and practices that could impair the ability of our Board of Directors to fully represent stockholders' interests. Pursuant to the Rights Agreement, our Board of Directors declared a dividend of one "Right" for each one of our outstanding shares of common stock as of October 30, 2007. The Rights will be represented by, and trade together with, our common stock until and unless certain events occur, including the acquisition of in excess of 15% of our common stock by a person or group of affiliated or associated persons (with certain exceptions, "Acquiring Persons"); provided, however, that our Board of Directors, at its sole discretion, may grant its prior consent to a person or group of affiliated or associated persons to acquire more than 15% of our outstanding common stock, subject to any conditions the Board may impose, without such acquisition triggering the Rights Agreement. Unless previously redeemed by our Board of Directors, upon the occurrence of one of the specified triggering events, each Right that is not held by an Acquiring Person will entitle its holder to purchase one share of common stock or, under certain circumstances, additional shares of common stock at a discounted price. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. Thus, the Rights are intended to encourage persons who may seek to acquire control of us to initiate such an acquisition through negotiation with our Board of Directors.

  Earnings per Share

On September 1, 2009, we retrospectively adopted an accounting pronouncement, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share. The application of this guidance to each of the basic and diluted earnings per share computations for the three years ended August 31, 2012 effectively reduced those computations by $0.01.

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

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The following table reflects basic and diluted earnings per common share for the three years ended August 31, 2012:

	Years Ended August 31,
	2012	2011	2010
Basic earnings per share:
Net income	$21,909	$17,401	$13,504
Less: Allocation of earnings and dividends to participating securities	(90)	(197)	(282)

Net income available to common shareholders—basic	$21,819	$17,204	$13,222
Basic weighted average shares outstanding	21,768	21,540	21,271

Basic earnings per share	$1.00	$0.80	$0.62

Diluted earnings per share:
Net income available to common shareholders—basic	$21,819	$17,204	$13,222
Add: Undistributed earnings reallocated to unvested shareholders	1	2	3

Net income available to common shareholders—diluted	$21,820	$17,206	$13,225
Basic weighted average shares outstanding	21,768	21,540	21,271
Common stock equivalents (stock options and restricted stock)	398	487	467

Diluted weighted average shares outstanding	22,166	22,027	21,738

Diluted earnings per share	$0.98	$0.78	$0.61

For the years ended August 31, 2012, 2011 and 2010, we excluded from our earnings per share calculation 0.8 million, 0.2 million and 0.7 million common stock equivalents, respectively, because their effect was anti-dilutive.

  Dividends

Our Board of Directors evaluates our dividend policy quarterly, taking into consideration the composition of our stockholder base; our financial condition, earnings and funding requirements; our growth prospects; applicable law; and any other factors our Board of Directors deems, in its discretion, relevant. We review our capital structure, including dividend policy, quarterly to ensure it remains aligned with the best interests of our stockholders.

Our ability to fund a regular quarterly dividend is impacted by our financial results and the availability of surplus funds. All dividends are paid out of current year earnings. Delaware law prohibits the payment of dividends or otherwise distributing funds to our stockholders absent a legally available surplus. Also, restrictions under the instruments governing our indebtedness could impair our ability to make dividend payments in the future.

Note 7: Share-Based Incentive Programs

  2010 Omnibus Incentive Plan

On January 7, 2010, our stockholders approved the Zep Inc. 2010 Omnibus Incentive Plan (the "2010 Incentive Plan"), under which 4,300,000 shares of our common stock are reserved for issuance. The number of shares available for issuance under the 2010 Incentive Plan is reduced on a share-for-share basis by the number of shares reserved for issuance with respect to stock options, stock appreciation rights, restricted stock awards, performance share awards and stock unit awards that were issued under

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

the 2007 LTIP (as defined below). The 2010 Incentive Plan provides specific limitations on the size of grants that any one participant in the 2010 Incentive Plan may receive. Pursuant to the 2010 Incentive Plan, the Compensation Committee (the "Committee") of our Board of Directors is authorized to issue awards consisting of stock options, stock appreciation rights, restricted stock and/or restricted unit awards, performance stock and/or unit awards and cash-based awards to eligible employees, non-employee directors and outside consultants.

Stock options granted under the 2010 Incentive Plan may be either non-qualified stock options or incentive stock options. The exercise price of stock options may not be less than the fair market value of the common stock on the date of grant. Generally, all options granted under the 2010 Incentive Plan have terms of ten years. Options granted by the Committee in fiscal year 2010 generally vest over four years. Vested options held by terminated employees allow for an exercise period of three months following termination. Restricted stock and/or units granted under the 2010 Incentive Plan generally vest proportionately over four years. The fair value of restricted stock awards is measured based on their date of grant fair market value, and the related compensation expense is recognized over a requisite service period equal to the awards' vesting period. Restricted stock and/or units granted under the 2010 Incentive Plan that become vested upon the attainment of a stock price appreciation target and a specific vesting date "stock appreciation awards" generally vest in their entirety after a service period of three years is completed by the award holder. The fair value of our market-conditioned stock appreciation awards is determined using a Monte-Carlo simulation valuation model that is able to accommodate stock price appreciation and other provisions of our performance awards. Restricted stock and/or units granted under the 2010 Incentive Plan having both service and earnings-based vesting conditions will vest in their entirety on the third anniversary of their grant date provided that not only time-based service requirements are achieved, but also that thresholds based upon Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") as measured over a three-year period are achieved . At August 31, 2012, 1.7 million options to purchase shares of our common stock, 0.3 million restricted stock awards and units, and 0.1 million market and performance conditioned restricted stock awards and units were outstanding under the 2010 Incentive Plan, including those that were previously issued and outstanding under the 2007 Long-Term Incentive Plan (the "2007 LTIP").

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

A total of 1.1 million shares were available for grant under the 2010 Incentive Plan at August 31, 2012. Forfeited shares and shares that are exchanged to pay taxes due upon exercise of stock options or the release of awards are returned to the pool of shares available for grant.

  2007 Long-Term Incentive Plan

The 2007 LTIP was replaced by the 2010 Incentive Plan described above. The 2007 LTIP permitted us to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to key personnel and directors. Generally, stock options awarded pursuant to the 2007 LTIP were issued with exercise prices equal to the fair market value of our common stock on the date of the grant, vested proportionately over a

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

four-year period, and were exercisable for ten years from the grant date. Restricted shares of our common stock awarded under the 2007 LTIP generally vested proportionally over a four-year period. The fair value of restricted stock awards was measured based on their date of grant fair market value, and the related compensation expense was recognized over a requisite service period equal to the award's vesting period.

  Service Conditioned Restricted Stock Awards

The majority of restricted stock awards issued to our employees vest over a four-year period in accordance with time-based service conditions. Restricted stock awards issued to our non-employee directors vest over one and three-year periods. The fair value of restricted stock at the date of grant is equal to the closing stock price on that date.

Restricted stock transactions during the years ended August 31, 2010, 2011 and 2012 can be summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at August 31, 2009	430	$14.42

Granted	113	$17.39
Vested	(163)	$14.14
Forfeited	(20)	$16.63

Outstanding at August 31, 2010	360	$15.38

Granted	135	$17.87
Vested	(174)	$14.79
Forfeited	(17)	$15.44

Outstanding at August 31, 2011	304	$16.79

Granted	174	$14.61
Vested	(159)	$16.22
Forfeited	(22)	$16.47

Outstanding at August 31, 2012	297	$15.87

As of August 31, 2012, there was $2.8 million of total unrecognized compensation cost related to unvested restricted stock of our employees. That cost is expected to be recognized over a weighted-average period of two years. The total fair value of shares vested during the years ended August 31, 2012, 2011, and 2010, was approximately $2.1 million, $2.5 million and $3.2 million, respectively.

  Market and Performance Conditioned Restricted Stock Awards

  Market Conditioned Restricted Stock Awards

Stock appreciation awards issued to employees under the 2010 Incentive Plan generally vest upon the achievement of stock price (market) targets ("Stock Appreciation Target") and service-related target dates ("Target Date"), in each case as specified at the time of the award. The Stock Appreciation Targets may be met at any time during a period, generally four years, beginning on the grant date and ending

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

on the last Target Date. Generally, achievement of a particular Stock Appreciation Target occurs when the average closing price of our common stock on the New York Stock Exchange for 20 consecutive trading days, on a rolling basis, is equal to or exceeds the particular Stock Appreciation Target. If a Stock Appreciation Target is achieved prior to the corresponding Target Date, then that Stock Appreciation Target will be considered to have been met, regardless of changes in the price of a share of our common stock that occurs later. The fair value of a stock appreciation award at the date of grant is derived using a Monte-Carlo simulation model. If upon the final Target Date some or all of the Stock Appreciation Targets have not been achieved, any remaining unvested shares of stock appreciation awards will become fully vested as of the final Target Date if our stock price over the period following the grant date equals or exceeds the return of an index or peer group specified at the time of the award over the same period. Any shares of stock appreciation awards not otherwise vested on the last Target Date will be forfeited. Upon the achievement of each Stock Appreciation Target, the recipient of the award will be entitled to receive dividends or similar distributions on, and be entitled to vote, the shares of common stock underlying the corresponding stock appreciation awards.

  Performance Conditioned Restricted Stock Awards

Restricted stock and/or units granted under the 2010 Incentive Plan having both service and earnings-based (performance) vesting conditions will vest in their entirety on the third anniversary of their grant date provided that not only time-based service requirements are achieved, but also that thresholds based upon our cumulative EBITDA as measured over a three-year period are met. The level of cumulative EBITDA achieved will determine the ultimate number of performance shares received by an award holder.

Activity involving market and performance conditioned awards during the years ended August 31, 2012, and 2011, is collectively summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at August 31, 2010	94	$13.47

Granted	53	15.67
Vested	(24)	13.71
Forfeited	(9)	13.35

Outstanding at August 31, 2011	114	$14.19

Granted	47	18.09
Vested	(34)	14.53
Forfeited	(10)	14.34

Outstanding at August 31, 2012	117	$15.64

As of August 31, 2012, there was $0.7 million of total unrecognized compensation cost related to unvested market and performance conditioned awards. That cost is expected to be recognized over a weighted-average period of two years.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

As stated above, the grant date fair value of our stock appreciation awards was derived using a Monte-Carlo simulation model. The following weighted average assumptions were used to estimate the fair value of these stock appreciation awards issued in fiscal years 2011 and 2010. We did not issue stock appreciation awards during our fiscal year 2012.

	2011	2010
Dividend yield	1.0%	1.1%
Expected volatility	49.08%	43.68%
Risk-free interest rate	0.91%	1.98%
Weighted-average fair value of stock appreciation awards granted in Tranche 1	$16.48	$13.61
Weighted-average fair value of stock appreciation awards granted in Tranche 2	$15.98	$13.17
Weighted-average fair value of stock appreciation awards granted in Tranche 3	$15.39	$12.82
Weighted-average fair value of stock appreciation awards granted in Tranche 4	$14.84	$12.43

  Stock Options

The fair value of each option is estimated on the date of grant using the Black-Scholes model. The dividend yield was calculated based on annual dividends paid and the trailing historical average closing stock price at the time of grant. For awards issued prior to the spin-off, expected volatility was based on historical volatility of our former parent company's stock over the preceding number of years equal to the expected life of the options. Expected volatility for awards issued under our long-term incentive programs has been based on the volatilities of well-established guideline companies as well as our own historical volatility. We have begun phasing out the use of guideline companies as a determinant for volatility as our own trading history is established and becomes a more appropriate measure of our expected volatility. Our base our risk-free rate on the United States Treasury yield for a term equal to the expected life of the options at the time of grant. We have used historical exercise behavior data to determine the expected life of options. All inputs into the Black-Scholes model are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, though without impact to future reported net income.

The following weighted average assumptions were used to estimate the fair value of stock options we awarded in fiscal years ended August 31:

	2012	2011	2010
Dividend yield	0.9%	1.0%	1.1%
Expected volatility	45.9%	43.1%	40.9%
Risk-free interest rate	1.4%	1.5%	2.3%
Expected life of options	6 years	6 years	5 years
Weighted-average fair value of options granted	$7.44	$6.87	$5.35

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Stock option transactions during the years ended August 31, 2010, 2011, and 2012 can be summarized as follows:

	Outstanding (share data in thousands)		Exercisable (share data in thousands)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2009	1,509	$12.99	539	$10.44

Granted	330	$15.18
Exercised	(50)	$9.32
Forfeited	(31)	$14.45

Outstanding at August 31, 2010	1,758	$13.48	782	$11.87

Granted	121	$17.65
Exercised	(121)	$13.60
Forfeited	(65)	$15.16

Outstanding at August 31, 2011	1,693	$13.70	1,045	$12.58

Granted	113	$18.09
Exercised	(38)	$13.85
Forfeited	(40)	$16.87

Outstanding at August 31, 2012	1,728	$13.91	1,383	$13.10

Range of option exercise prices through August 31, 2012:
$4.00 – $10.00 (average life – 3.6 years)	291	$9.45	291	$9.45
$10.00 – $15.00 (average life – 5.2 years)	666	$12.48	666	$12.48
$15.00 – $20.00 (average life – 6.9 years)	764	$16.78	421	$16.50
$20.00 – $22.00 (average life – 7.4 years)	8	$21.93	5	$21.93

The total intrinsic value of options exercised during the years ended August 31, 2012, 2011, and 2010 was $0.1 million, $0.6 million and $0.5 million, respectively. The total intrinsic value of options outstanding, expected to vest, and exercisable as of August 31, 2012 was $2.8 million, $2.8 million, and $2.8 million, respectively. As of August 31, 2012, there was $0.9 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately 2.0 years. The weighted-average remaining contractual terms of options outstanding and currently exercisable as of August 31, 2012 were both approximately six years.

  Share Units

In fiscal year 2008, we adopted the Zep Inc. Nonemployee Director Deferred Compensation Plan. We require our Directors to defer at least 50% of their annual retainer into this program, and our Directors may defer additional amounts at their election. Under this plan, share deferrals are valued at fair market value at the date of deferral. Of the 300,000 shares reserved for issuance under this plan, 25,706 have been issued. As of August 31, 2012, approximately 54,000 share units were accounted for in this plan.

We also maintain a non-qualified deferred compensation program that was adopted in fiscal year 2008—the Zep Inc. Supplemental Deferred Savings Plan. This program provides for elective deferrals of an eligible employee's compensation. These deferrals may be matched with contributions from us as

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

stipulated by the plan. In addition, when participants defer a minimum of 1% of base salary, the plan provides for a supplemental contribution by us ranging from 0% to 5% of an eligible employee's compensation, unless otherwise determined by our Board of Directors. The employer-matching and supplemental-contribution components of this plan were suspended during the second quarter of fiscal year 2009 and reinstated during October 2009. Share unit deferrals resulting from the match and supplemental contributions provided by us are valued at their fair market value at the date of deferral and are ultimately distributed to plan participants in stock. Associates may also elect to defer salary and/or bonus into the share units. Of the 400,000 shares of our common stock reserved under the plan, approximately 9,000 have been issued. As of August 31, 2012, approximately 77,000 fully vested share units were accounted for in this plan.

  Employee Stock Purchase Plan

In fiscal year 2008, we adopted the Zep Inc. Employee Stock Purchase Plan for the benefit of eligible employees. Under the plan, associates are able to purchase our common stock at a 5% discount on a monthly basis. Discounts received under this plan are not compensatory. Of the 200,000 shares of common stock reserved for purchase under the plan, approximately 122,000 shares remained available as of August 31, 2012. Eligible employees may participate at their discretion.

Note 8: Commitments and Contingencies

  Self-Insurance

It is our policy to self-insure, up to certain limits, risks including workers' compensation, comprehensive general liability, and auto liability. As of August 31, 2008, our self-insured retention for each claim involving workers' compensation, and comprehensive general liability (including toxic tort and other product liability claims) was limited to $0.5 million per occurrence of such claims. However, due to our historical claims experience, our comprehensive general liability self-insurance retention limits were increased to $1.5 million for claims per occurrence incurred after August 31, 2008. Our estimate of the aggregate liability for claims incurred, and a provision for claims under this self-insured program is derived from both internal and external sources including but not limited to our independent actuary. We also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($1.0 million per occurrence) and business interruptions resulting from such loss and lasting three days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. We are fully self-insured for certain other types of liabilities, including environmental, product recall, patent infringement, and errors and omissions.

We are also self-insured with respect to the majority of our medical benefits plans. We estimate our aggregate liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. We evaluate the appropriateness of our lag factor is annually or when changes in trends or circumstances warrant.

  Leases

We lease certain of our buildings and equipment under non-cancelable operating lease agreements. Certain of these operating lease agreements contain rent escalation clauses. We expense rent on a straight-line basis over the life of our leases, which commences on the date we have the right to control leased property. Minimum lease payments under noncancelable leases for years subsequent to

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

August 31, 2012, are as follows: 2013—$8.4 million; 2014—$6.4 million; 2015—$4.5 million; 2016—$2.5 million; 2017—$1.7 million; after 2017—$1.2 million.

Rent expense totaled $9.2 million in 2012, $8.5 million in 2011, and $7.9 million in 2010. In prior years we have undertaken restructuring activities that resulted in the recording of facility lease contract termination cost. These activities and their related costs are discussed further in Note 9 of Notes to Consolidated Financial Statements.

  Collective Bargaining Agreements

Certain of our employees are covered by collective bargaining agreements, which renew periodically. The collective bargaining agreement covering certain employees at our manufacturing facility on Seaboard Industrial Boulevard and our primary distribution center in Atlanta, Georgia is scheduled to renew during fiscal year 2014.

  Litigation

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and we are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based on information currently available, it is our opinion that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flow. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on our results of operations, financial position, or cash flow in future periods.

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

  Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc.

We are a defendant in Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc., a lawsuit that was commenced in December 2010 in the Superior Court in Alameda County, California. The plaintiffs, who were formerly employed as sales representatives by Acuity Specialty Products, Inc., a subsidiary of ours ("Acuity"), brought the lawsuit on behalf of themselves and on behalf of a putative class that includes all of Acuity's current sales representatives based in California and all former sales representatives based in California who were employed by Acuity on December 30, 2006 or thereafter. The plaintiffs allege that Acuity failed to reimburse the putative class members for work-related expenses and failed to pay the putative class members their wages by assessing unlawful deductions from commissions. The plaintiffs are also seeking to recover statutory and/or civil penalties pursuant to the California Labor Private Attorney General Act.

Approximately 171 persons were employed by Acuity in California as sales representatives on December 30, 2006, and thereafter and are, therefore, members of the putative class proposed by the plaintiffs. We have reached settlements with approximately one-half of the members of the putative

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

class. The plaintiffs have indicated that they intend to contest the validity of the settlements. We believe that the basis for their challenge, as it has been explained to us, is without merit.

On May 7, 2012, the Court issued a ruling with respect to the plaintiffs' motion for class certification in which it denied the plaintiffs' motion with respect to all causes of action asserted by the plaintiffs. At the same time, the Court denied another motion filed by the plaintiffs in which they sought leave to amend their complaint to add a claim based on our alleged failure to comply with requirements of the California Labor Code relating to the form of wage statements. On June 1, 2012, the plaintiffs filed a motion for leave to intervene in the suit on behalf of 54 individual plaintiffs and a motion for reconsideration of the Court's decision denying class certification.

On July 30, 2012, the Court granted the plaintiffs' motion for leave to permit individual plaintiffs to intervene in the lawsuit filed by Messrs Britto and Cowan. The Court denied the plaintiffs' motion for reconsideration of the Court's decision denying class certification. Since the date of the Court's action, 55 plaintiffs have intervened in the lawsuit. The interveners have asserted, in addition to the claims related to expense reimbursement and commission deductions, a claim based on our alleged failure to comply with requirements of the California Labor Code relating to the form of wage statements. We appealed the Court's July 30, 2012 decision granting the motion for leave to intervene. On October 17, 2012, the Appellate Court issued a stay of the lawsuit in light of our appeal. The stay will remain in effect until the Appellate Court issues a ruling on our appeal. We cannot predict when this will occur. We believe that we have substantial factual and legal defenses to the claims made in the lawsuit, and we intend to assert the defenses aggressively.

During the fiscal year ended August 31, 2011, we established a $1.8 million accrual with respect to our potential liability to the plaintiffs in the lawsuit. During fiscal year 2012, this accrual was reduced by the approximately $0.2 million in payments made to settle the claims of certain current and former sales representatives. Based on the facts known as of the time of filing of this Annual Report on Form 10-K, our current accrual of $1.6 million continues to represent our best estimate of the probable settlement cost related to this litigation. If we are not successful in our defense against the claims asserted in the lawsuit and if there is an adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to our financial condition or results of operations. However, because of the uncertainty of the outcome of the lawsuit, including the amount of damages, if any, any class member may be able to prove, and because our liability, if any, arising from the litigation, including the amount of any damages awarded if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, we cannot estimate the reasonably possible losses or range of loss that may arise from the litigation in excess of the amounts described above.

  Environmental Matters Pertaining to Zep's Historical Operations

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

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We own and operate property located on Seaboard Industrial Boulevard in Atlanta, Georgia where we have been named as a responsible party. We and the current and former owners of adjoining properties have agreed to share the expected costs and responsibilities of remediation. Further, we have executed a Consent Order with the Georgia Environmental Protection Division ("EPD") covering this remediation, and are operating under an EPD approved Corrective Action Plan, which may be amended from time to time based on the progression of our remediation. In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with subsurface remediation, primarily to remove, or secure, contaminants from soil underlying this property, and other related environmental issues. While it is reasonably possible that the total losses incurred by us in connection with this matter could range up to $10.0 million, management's best estimate of total remediation costs continues to be $5.0 million. To date, we have expended approximately $2.5 million of the $5.0 million accrual established in May 2007. Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate. We arrived at the current estimates based on studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

  Environmental Liabilities Assumed in the Acquisition of Amrep, Inc.

Amrep, a subsidiary of ours, is currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by Amrep have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which Amrep has been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party, either (1) Amrep is one of many other identified generators who have reached an agreement on the allocation of costs for cleanup among the various generators and Amrep's potential liability is not material, or (2) Amrep has been identified as a potential generator but has been indemnified by its waste broker and transporter.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Amrep's primary manufacturing location in Marietta, Georgia is the only active site involving property that Amrep owns with respect to which Amrep has been named as a responsible party. With regard to this location, Amrep is responsible for the expected costs of implementing an Amended Corrective Action Plan that was conditionally approved by the EPD in June 2012 under the Georgia Hazardous Response Act.

The State of Georgia introduced a Voluntary Remediation Program ("VRP") that provides for a risk-based approach toward environmental remediation. We believe the provisions of the VRP are applicable to the Marietta site. During the third quarter of fiscal year 2012, with the assistance of our third party environmental and geological specialists, we evaluated costs necessary to complete the Marietta site remediation in accordance with VRP and other applicable regulatory standards. As a result of the evaluation, we decreased our Marietta remediation accrual. As of August 31, 2012, liabilities related to the remediation of the Marietta site presented within our Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $7.8 million, which represents our best estimate of remaining remediation costs for this site. In the future, we will submit an application to enter the Marietta, Georgia site into the VRP.

Additionally, Amrep previously conducted manufacturing operations at an unrelated property in Cartersville, Georgia that has since been sold and where sub-surface contamination exists. Pursuant to the terms of the sale, Amrep has retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address sub-surface contamination at this location. Based on recent data, the contamination has migrated off site and is present at a greater depth than originally anticipated. In the future, we will submit an application to enter the Cartersville, Georgia site into the VRP.

Our third party environmental and geological specialists evaluated the remaining remediation cost of this site during the third quarter of fiscal year 2012. As a result of the evaluation, we increased the related accrual to approximately $0.6 million. In fiscal year 2012, the net reduction in the Marietta and Cartersville environmental remediation liabilities resulting from those fiscal year 2012 evaluations totaled $1.3 million, which was recorded in Selling, Distribution, and Administrative Expenses in our Consolidated Statements of Income. The actual cost of remediation of these two sites in Georgia could vary depending upon the results of additional testing and geological studies, the rate at which site conditions may change, the success of initial remediation designed to address the most significant areas of contamination, and changes in regulatory requirements. While it is reasonably possible that the total costs incurred by us in connection with these matters could range up to an aggregate of $16.0 million, management's best estimate of total remediation costs for these two sites combined is $8.4 million.

Finally, we submitted a comprehensive Affected Property Assessment Report ("APAR") to address the sub-surface contamination at a Texas manufacturing location owned by Amrep. The Texas Commission on Environmental Quality ("TCEQ") formally approved the APAR but requested that additional actions be taken including formal closure of previously registered waste management units. On August 22, 2012, we received a letter from the TCEQ approving the closure of the waste management units and confirming no further action was required at the site.

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

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 9: Restructuring Charges

During the first quarter of fiscal year 2008, we announced our intention to pursue a strategic plan focused upon achieving our long-term financial objectives. As part of this program, we recorded pretax charges of $10.0 million reflecting the cost of restructuring and other special items during fiscal year 2008. These charges were composed of severance related costs totaling approximately $5.3 million, product line simplification costs of $1.5 million (approximately $1.2 million of which was related to inventory disposal and is required to be reported within Cost of Products Sold), and facility lease contract termination costs of approximately $3.3 million. We will continue to make payments on the affected facility lease until it expires in 2015. During the fourth quarter of fiscal year 2011, we negotiated an early termination of a portion of this lease, which resulted in a reduction of the restructuring accrual of approximately $0.8 million.

During the first quarter of fiscal year 2009, we recorded an additional $1.9 million restructuring charge composed of severance costs. These employee severance actions affected approximately 330 employees, and the majority of related payments were settled within the following 12 months. In the second quarter of fiscal year 2009, we recorded a charge of $1.1 million as we exited two additional facilities, and, in accordance with guidance governing the accounting for costs associated with exit or disposal activities, adjusted sub-lease rental income assumptions associated with the above mentioned fiscal year 2008 facility closure. In the fourth quarter of fiscal year 2009, we recorded a pretax restructuring charge of $0.4 million for costs associated with severances and facility consolidation.

During fiscal year 2010, Restructuring Charges recorded within our Consolidated Statements of Income reflect 1) the consolidation of our logistics branch network, which has been substantially completed, 2) the further streamlining of our organizational structure, which resulted in the reduction of non-sales headcount, and 3) the continued integration of ours and then newly acquired Amrep's manufacturing capabilities. We recorded facility consolidation-related pretax restructuring charges of approximately $2.1 million in fiscal year 2010. We recorded $4.2 million in severance-related pretax restructuring costs during fiscal year 2010.

In the fourth quarter of fiscal year 2010, our aerosol production facility was closed and volumes were transferred to Amrep's Marietta, Georgia manufacturing location. We also put up for sale Amrep's Lancaster, Texas property as manufacturing activities at that location have been transferred to other of our facilities. Finally, we outsourced its specialty blending production. We recorded an impairment charge totaling $1.6 million in the fourth quarter of fiscal year 2010 to state fixed assets at fair value (determined based upon market value) as they could not be used in their full capacity, if at all, subsequent to these restructuring actions. Other miscellaneous restructuring charges totaled $0.4 million during the fourth quarter of fiscal year 2010. As discussed in Note 2 of Notes to Consolidated Financial Statements, after assessing the property's fair value in fiscal year 2012, we adjusted the asset's fair market value down by $0.5 million. We recorded the charge associated with this write-down in Loss (Gain) on Disposal of Fixed Assets in our Consolidated Statements of Income.

In addition, approximately $0.4 million of inventory value was either written down or written off in the fourth quarter of fiscal year 2010 as we restructured our logistics network and manufacturing operations. This inventory charge was recorded within Cost of Products Sold within the fiscal year 2010 Consolidated Statements of Income.

In the first-half of fiscal year 2011, we recorded a pretax restructuring charge of $1.5 million for costs associated with facility consolidations and reduction of non-sales headcount.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The changes to our restructuring reserve (included within Accrued compensation and Other accrued liabilities on the Consolidated Balance Sheets) are summarized as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2009	$2,061	$3,212
Restructuring charges recorded during fiscal year 2010	2,580	2,009
Payments made from restructuring reserves	(2,074)	(1,788)

Balance as of August 31, 2010	$2,567	$3,433
Restructuring charges recorded during fiscal year 2011	1,096	373
Early termination of lease obligation	—	(817)
Payments made from restructuring reserves	(3,035)	(1,109)

Balance as of August 31, 2011	$628	$1,880
Restructuring charges recorded during fiscal year 2012	—	—
Payments made from restructuring reserves	(568)	(1,323)

Balance as of August 31, 2012	$60	$557

Note 10: Income Taxes

The components of income before taxes are as follows:

	Years Ended August 31,
	2012	2011	2010
United States	26,343	19,594	17,441
Foreign	7,493	7,101	4,270

Income before provision for income taxes	$33,836	$26,695	$21,711

We account for income taxes using the asset and liability approach as prescribed by relevant accounting guidance. This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax liabilities and assets are determined based on the differences between the financial reporting and the tax basis of an asset or liability. The provision for income taxes consists of the following components:

	Years Ended August 31,
	2012	2011	2010
Provision for current federal taxes	$6,484	$2,520	$6,942
Provision for current state taxes	859	713	949
Provision for current foreign taxes	2,527	2,333	1,707
Provision for deferred federal taxes	1,592	3,346	(814)
Provision for deferred state taxes	522	328	(470)
Provision for deferred foreign taxes	(57)	54	(107)

Total provision for income taxes	$11,927	$9,294	$8,207

A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2012	2011	2010
Federal income tax computed at statutory rate	$11,842	$9,343	$7,599
State income tax, net of federal income tax benefit	846	783	90
Permanent differences	(154)	(108)	251
Foreign permanent differences and rate differential	(275)	(225)	29
Change in valuation allowance	55	12	125
Research and Development Credit	(96)	(145)	(67)
Other, net	(291)	(366)	180

Total provision for income taxes	$11,927	$9,294	$8,207

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

We recorded deferred tax liabilities in conjunction with the acquisition disclosed separately within the notes herein, which are included in the net deferred income tax asset at August 31, 2012. Components of the net deferred income tax asset at August 31, 2012 and 2011 include:

	2012	2011
Deferred Income Tax Liabilities:
Depreciation	$(8,084)	$(9,271)
Goodwill and intangibles	(13,355)	(11,341)
Other liabilities	(2,139)	(1,260)

Total deferred income tax liabilities	$(23,578)	$(21,872)

Deferred Income Tax Assets:
Self-insurance	2,347	2,741
Deferred compensation	6,208	5,555
Foreign tax losses	1,256	1,267
Environmental Reserve	4,033	5,116
Other accruals not yet deductible	8,989	10,093
Other assets and tax losses	1,383	1,570

Total deferred income tax assets	24,216	26,342
Valuation allowance	(1,531)	(1,505)

Net deferred income tax (liability) asset	$(893)	$2,965

We intend to continue to indefinitely reinvest in our foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits.

Deferred tax assets were partially offset by valuation allowances of $1.5 million at August 31, 2012 and $1.5 million at August 31, 2011. Our deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits of state tax credits and foreign capital loss carryforwards. In 2012, we recognized a net increase in our valuation allowance of less than $0.1 million reflecting a decrease in the expected realizable value of state tax credits. In 2011, we recognized a net increase in our valuation allowance of less than $0.1 million reflecting a decrease in the expected realizable value of state tax credits.

At August 31, 2012, domestic net operating loss carryforwards were fully utilized in the prior year with no remaining carryforward, and certain other domestic state net operating loss carryforwards, which expire from tax year 2012 to 2025, were $4.8 million. At August 31, 2012, foreign net operating and capital loss carryforwards, the majority of which have no expiration, were approximately $4.3 million. Additionally, we have state tax credit carryforwards of approximately $1.7 million, which will expire between 2014 and 2023.

In June 2006, the FASB issued guidance that clarified the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

of tax positions taken or expected to be taken in a company's tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. We adopted this pronouncement effective September 1, 2007. Federal and state income tax liabilities relating to periods prior to the spin-off remain the responsibility of our former parent company pursuant to the tax disaffiliation agreement, and, therefore, the adoption of this pronouncement had a de minimis impact on our results from operations and financial position during each of the twelve months ended August 31, 2008. As of the adoption date, we had gross tax-effected unrecognized tax benefits (including interest and penalties) of $1.1 million, none of which, if recognized, would affect our effective tax rate due to the offsetting receivable from our former parent company provided for in the tax disaffiliation agreement. In our results from operations during the twelve months ended August 31, 2012 and August 31, 2011, we recognized less than $0.1 million additional income tax expense in each respective period related to changes in gross tax-effected unrecognized tax benefits, including interest and penalties.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of August 31, 2012, we had gross tax-effected unrecognized tax benefits of $1.1 million (including interest and penalties of $0.2 million), of which $0.8 million before federal benefit (including interest and penalties), if recognized, would affect our effective tax rate due to the offsetting receivable from Acuity Brands provided for in the tax disaffiliation agreement. Interest and penalties recognized had a de minimis impact on our fiscal year 2012 operating results due to the offsetting receivable from our former parent company. There are no significant increases or decreases to the amount of unrecognized tax benefits anticipated within the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at August 31, 2009	$1,251
Additions based on tax positions related to the current year	331
Reductions based on tax positions related to the current year	(3)
Additions for tax positions of prior years	18
Reductions for tax positions of prior years	(141)
Reductions for settlements with taxing authorities	(105)
Reductions for closings of statutes of prior years	(102)

Balance at August 31, 2010	$1,249
Additions based on tax positions related to the current year	31
Reductions based on tax positions related to the current year	—
Additions for tax positions of prior years	4
Reductions for tax positions of prior years	(150)
Reductions for settlements with taxing authorities	—
Reductions for closings of statutes of prior years	(54)

Balance at August 31, 2011	$1,080
Additions based on tax positions related to the current year	64
Reductions based on tax positions related to the current year	—
Additions for tax positions of prior years	5
Reductions for tax positions of prior years	(205)
Reductions for settlements with taxing authorities	—
Reductions for closings of statutes of prior years	(56)

Balance at August 31, 2012	$888

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

We conduct business globally, and as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including various jurisdictions in Europe, Canada and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for tax years before 2008, or non-U.S. income tax examinations for tax years before 2006.

11. Fair Value Disclosures

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt and related derivative instruments. The net book values of cash and cash equivalents, trade receivables, and trade payables are representative of their respective fair values due to their short-term nature. We estimate that the carrying value of all of our outstanding debt obligations approximates fair value based on the variable nature of our effective interest rate associated with the indebtedness, which is a Level 2 estimate based on a market approach.

During the quarter ended November 30, 2010, in connection with one of our acquisitions, we recorded a $3.75 million earnout liability whose payment is contingent upon earnings targets that are relative to a portion of our business, which are attainable at any time during a three-year period. During the year ended August 31, 2012, we reduced the fair value of this contingent consideration liability to $1.3 million based on our ongoing assessment of the portion of the contingency the acquiree will likely realize. We recorded the approximate $2.5 million reduction of this liability within Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income. Changes in the fair value of our contingent liability during the year ended August 31, 2012, were as follows:

Severance Costs
Balance as of August 31, 2011	$3,750
Contingent consideration liability recorded during fiscal year 2012	—
Fair value adjustments recorded during fiscal year 2012	(2,465)
Payments made	—

Balance as of August 31, 2012	$1,285

We estimate the fair value of this Level 3 liability at each reporting date using a probability-weighted discounted cash flow analysis, which requires the evaluation of significant unobservable inputs that include projected revenues, expenses and cash flow, and assumed discount rates. During the year ended August 31, 2012, the application of a discount rate factor was not material to the fair value of our contingent consideration obligation, which expires in September 2013. The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value at August 31, 2012	Valuation Technique	Unobservable Input	Range
Performance-based earnout liability	$1.3 million	Discounted Cash Flow	Discount Rate	1.0% – 3.0%
			Probability of Payment	50% – 100%
			Projected Fiscal Year of Payment	2013 – 2014

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Projected revenues are based on our most recent internal operational budgets and strategic plans. Increases in projected revenues and earnings may affect probabilities of payment, resulting in higher fair value measurements. Significant and unanticipated increases in discount rates and the time to payment may result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement.

Our determination of this contingent consideration liability's fair value could change in future periods based upon our ongoing evaluation of these significant unobservable inputs. We will record any such change in fair value to Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income.

Note 12: Quarterly Financial Data (Unaudited)

	Net Sales	Gross Profit	Income Before Taxes	Net Income	Basic Earnings Per Share(1)	Diluted Earnings Per Share(1)
2012(2)
1st Quarter	$153,498	$72,927	$5,557	$3,579	$0.16	$0.16
2nd Quarter	151,715	67,995	3,955	2,434	0.11	0.11
3rd Quarter	176,625	81,732	13,766	8,622	0.39	0.39
4th Quarter	171,695	78,142	10,558	7,274	0.33	0.33
2011(3)
1st Quarter	$157,441	$78,051	$7,849	$4,939	$0.23	$0.22
2nd Quarter	146,835	68,591	3,124	2,150	0.10	0.10
3rd Quarter	167,921	78,367	9,953	6,243	0.29	0.28
4th Quarter	173,775	77,868	5,769	4,069	0.19	0.18

(1)
We calculate basic and diluted earnings per share independently for each of the quarters presented in accordance with applicable earnings per share guidance. Therefore, the sum of quarterly basic and diluted earnings per share may not total annual basic and diluted earnings per share. On September 1, 2009, we retrospectively adopted an accounting pronouncement which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share. See Note 6 of Notes to Consolidated Financial Statements for further detail.

(2)
In connection with the Britto and Cowan vs. Zep matter discussed in Note 8 of Notes to Consolidated Financial Statements, we incurred legal defense costs of approximately $0.6 million, $0.7 million, $0.5 million and $0.3 million, during the first, second, third and fourth quarters of fiscal year 2012, respectively.

In the second quarter of fiscal year, 2012 we recorded a bargain purchase gain of $0.6 million related to the Washtronics acquisition. In the fourth quarter of fiscal year 2012 we recorded a bargain purchase gain of $1.5 million related to the Hale Group acquisition. These acquisitions are discussed further in Note 3 of Notes to Consolidated Financial Statements.

In the second half of fiscal year 2012, we incurred approximately $1.9 million in costs associated with a packaging quality issue.

We recorded adjustments to a contingent consideration liability, in the third and fourth quarters of fiscal year 2012, of $1.0 million and $1.5 million, respectively.

We recorded acquisition costs in the second, third and fourth quarters of fiscal year 2012 of $0.8 million, $0.3 million and $0.2 million, respectively.

In the fourth quarter of fiscal year 2012,we recorded an adjustment to fair market value of an asset that is held for sale. The amount of the adjustment was $0.5 million.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

  The impact of these charges and costs are included within the fiscal year 2012 quarterly data presented within the above listed table.

(3)
Under the purchase method of accounting, the total purchase price for certain assets and liabilities of Waterbury has been allocated to net tangible and intangible assets based on their estimated fair values as of the September 2, 2010 closing date of the acquisition. The estimated fair value of acquired finished goods inventories exceeded the historical net book value for such goods by $1.0 million. As a result of this step-up in asset basis, we recognized an increase of cost of goods sold totaling $0.8 million in the first fiscal quarter of 2011 and $0.2 million in the second quarter of fiscal year 2011.

In the first quarter of fiscal year 2011, we recorded a restructuring charge of $0.7 million for costs associated with facility consolidations and non-sales related headcount reductions. In the second quarter of fiscal year 2011, we recorded a restructuring charge of $0.8 million for costs associated with non-sales related headcount reductions.

We undertook efforts to integrate manufacturing processes and move inventory from Waterbury to our facilities during the third and fourth quarters of fiscal year 2011. We estimate the portion of expenses incurred during the third quarter of fiscal year 2011 that were duplicative with operating fees charged pursuant to the transition services arrangement between Waterbury and us approximated $0.3 million. Also, we incurred approximately $0.4 million in severance-related charges pertaining to the further integration of Amrep during the three months ended May 31, 2011.

During the second quarter of fiscal year 2011, we detected contamination within one of our manufacturing location's waste streams, which caused a temporary increase in our wastewater disposal and overall operating costs. Reported net income in the second quarter of fiscal year 2011 includes $1.0 million, or $0.04 per diluted share, of costs associated with this occurrence. The affected waste treatment facility is now fully functional, and we do not expect future cost associated with this occurrence, if any, to be material.

As part of our previously disclosed restructuring efforts, we began marketing a facility in the Boston, Massachusetts area during fiscal year 2010. We sold this facility during the second quarter of our fiscal year 2011, and we have recognized the related gain within our operating results. We lease the majority of our selling branch and warehouse locations, and the sale of owned facilities occurs infrequently.

As discussed in Note 8 of Notes to Consolidated Financial Statements, during the fourth quarter and fiscal year 2011, we incurred approximately $1.9 million and $2.6 million, respectively, in incremental legal costs due to the Britto and Cowan vs. Zep matter.

The impact of these charges and costs are included within the fiscal year 2011 quarterly data presented within the above listed table.

Note 13: Geographic Distribution of Operations

We manage our entity as a single business unit that provides a wide range of cleaning and maintenance chemical solutions to our customers. Strategies and policies regarding our revenue growth, product sourcing, brand management, pricing, supply chain, and marketing of product formulations are facilitated by personnel within our corporate office, which is located in Atlanta, Georgia. Additional functions including but not limited to tax, legal, treasury, environmental compliance, research and development, and risk management are managed through our central, shared-service organization, also located within our Atlanta-based headquarters. We report revenues in one line item as a group of similar products, given its products have similar profit contributions, are marketed to a similar customer base, and share similar methods of production and distribution.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The geographic distribution of our net sales, operating profit, and long-lived assets is summarized in the following table for the years ended August 31:

	2012	2011	2010
Net sales(1)
Domestic(2)	$539,683	$529,915	$455,520
International	113,850	116,057	112,992

	$653,533	$645,972	$568,512

Long-lived assets(3)
Domestic(2)	$73,855	$64,662	$63,919
International	12,621	7,441	7,651

	$86,476	$72,103	$71,570

(1)
Net sales are attributed to each country based on the selling location. Sales generated in Canada approximated 9.3%, 10%, and 11% of total net sales for the years ended August 31, 2012, 2011, and 2010, respectively. None of the remaining countries categorized in the above table as "International" were responsible for more than 10% of our total consolidated net sales.

(2)
Domestic amounts include net sales and long-lived assets for U.S. based operations.

(3)
Long-lived assets include net property, plant, and equipment, long-term deferred income tax assets, and other long-term assets.

Note 14: Subsequent Events

On October 16, 2012, we entered into a definitive agreement to purchase all of the assets of Ecolab Vehicle Care, a division of Ecolab Inc. for $120 million. Once regulatory approval is obtained, the combination of Ecolab's Vehicle Care division, Zep's existing North American Sales and Service vehicle wash operations, Niagara and Washtronics will create a new platform, "Zep Vehicle Care," representing approximately 12% of the Company's net sales. Zep Vehicle Care—to be based in Minnesota—will be a leading provider of vehicle care products, including soaps, polishes, sealants, wheel and tire treatments and air fresheners to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers. Zep Vehicle Care will access customers through the direct and distribution channels, and will provide car, truck and fleet wash operators high efficacy products for their wash tunnels and facilities as well as retail operations. We have amended our 2010 Credit Facility and will finance the acquisition using existing debt capacity. We will incur acquisition-related costs associated with advisory, legal and other due diligence-related services during our first and second quarters of fiscal year 2013. In addition, we will be subject to a transition services agreement during a period up to 12 months under which Ecolab will continue to provide certain services to us.

On October 10, 2012, we amended our 2010 Credit Facility in support of this anticipated acquisition. The amendment, among other things, provides that the transaction will not result in an event of default under the 2010 Credit Facility. In addition, the amendment temporarily increases the maximum leverage ratio permitted under the 2010 Credit Facility, which is the ratio of total indebtedness to EBITDA, to 4.25 to 1.00. This maximum leverage ratio limitation will decline over our next six fiscal quarters, reverting to the original ratio of 3.75 to 1.00 on June 1, 2014. The amendment also temporarily decreases the fixed charge coverage ratio permitted under the 2010 Credit Facility, which is the ratio of EBITDA to fixed charges, to 1.15 to 1.00. The fixed charge coverage ratio threshold will increase over our next six fiscal quarters, reverting to 1.25 to 1.00 on June 1, 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to reasonably ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to reasonably ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, we, including our reporting officers, believe that we cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Our annual report on our internal control over financial reporting and the independent registered public accounting firm's attestation report are included in our 2012 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm", respectively, and are incorporated herein by reference.

Except as set forth below we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2012:

On January 31, 2012, we completed our acquisition of the Hale Group. On June 5, 2012, we completed our acquisition of Mykal. We are currently integrating policies, processes, people, technology and operations for these combined companies. As permitted by the SEC, management has elected to exclude Hale and Mykal from their assessment of the effectiveness of our internal control over financial reporting for the year ended August 31, 2012. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

  CEO and CFO Certifications

Our Chief Executive Officer as well as our Executive Vice President and Chief Financial Officer have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31(a) and 31(b) to our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

Item 9B. Other Information

None.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2013 Annual Meeting of Stockholders (the "2013 Proxy Statement"), which will be filed with the SEC on or before November 28, 2012.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2013 Proxy Statement, which will be filed with the SEC on or before November 28, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the 2013 Proxy Statement, which will be filed with the SEC on or before November 28, 2012.

Disclosure with Respect to Equity Compensation Plans

The following table provides information as of August 31, 2012 about equity awards under our 2010 Omnibus Incentive Plan, share units from deferrals into the Non-Employee Director Deferred Compensation Plan and share units from Company contributions into the Supplemental Deferred Compensation Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding those Currently Outstanding)
Equity compensation plans approved by the security holders(1)	1,876,628	(2)	$13.91	1,599,559
Equity compensation plans not approved by the security holders	N/A		N/A	N/A
Total	1,876,628			1,599,559

(1)
The Non-Employee Director Deferred Compensation Plan and the Supplemental Deferred Savings Plan were approved in October 2007 by our sole stockholder, Acuity Brands, Inc., prior to our spin-off. The 2010 Omnibus Incentive Plan was approved by our stockholders in January 2010. The table does not include 121,974 shares available for purchase under our Employee Stock Purchase Plan, which was approved by our sole stockholder prior to the spin-off.
(2)
Includes 1,728,293 stock options under the 2010 Omnibus Incentive Plan, 54,256 share units in the Non-Employee Director Deferred Compensation Plan and 85,079 share units in the Supplemental Deferred Savings Plan. Share units in the deferred compensation plans may be distributed to participants upon termination of service or retirement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the 2013 Proxy Statement, which will be filed with the SEC on or before November 28, 2012.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2013 Proxy Statement, which will be filed with the SEC on or before November 28, 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Management's Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Balance Sheets as of August 31, 2012 and 2011

Consolidated Statements of Income for the years ended August 31, 2012, 2011, and 2010

Consolidated Statements of Comprehensive Income for the years ended August 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the years ended August 31, 2012, 2011, and 2010

Consolidated Statements of Stockholders' Equity for the years ended August 31 2012, 2011, and 2010

Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules:

Schedule II Valuation and Qualifying Accounts

Any of Schedules I through V not listed above have been omitted because they are not applicable or the required information is included in the Consolidated financial statements or notes thereto.

(3)
Exhibits filed with this report (begins on next page):

Copies of exhibits will be furnished to stockholders upon request at a nominal fee.

Requests should be sent to Zep Inc., Investor Relations Department, 1310 Seaboard Industrial Boulevard Atlanta, Georgia 30318-2825.

INDEX TO EXHIBITS

EXHIBIT 2				Agreement and Plan of Distribution by and between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 2.1 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
EXHIBIT 3		(a	)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the SEC on October 26, 2007, which is incorporated herein by reference.
		(b	)	Amended and Restated By-Laws of Zep Inc. (effective May 4, 2012)	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the SEC on May 7, 2012, which is incorporated herein by reference.
EXHIBIT 4		(a	)	Form of Certificate representing Zep Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
		(b	)	Stockholder Protection Rights Agreement, dated as of October 30, 2007, between Zep Inc. and Mellon Investor Services LLC, as rights agent.	Reference is made to Exhibit 4.2 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
		(c	)	First Amendment to Stockholder Protection Rights Agreement, between Zep Inc. and Mellon Investor Services LLC, as rights agent, dated as of January 22, 2009	Reference is made to Exhibit 10(a) of registrant's Form 10-Q as filed with the SEC on April 9, 2009, which is incorporated herein by reference.
EXHIBIT 10(i	)A	(1)		Tax Disaffiliation Agreement, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
		(2)		Transition Services Agreement, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 10.2 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
		(3)		Agreement and Plan of Distribution, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 2.1 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
		(4)		Loan and Security Agreement, by and between Acuity Enterprise, Inc., Acuity Specialty Products, Inc. and Regions Bank, as administrative agent, dated October 14, 2009.	Reference is made to Exhibit 10(i)A(7) of the registrant's Form 10-K as filed with the SEC on October 29, 2009, which is incorporated herein by reference.

(5)	Performance Undertaking, by and between Zep Inc. and Acuity Enterprise, Inc., dated October 14, 2009.	Reference is made to Exhibit 10(i)A(8) of the registrant's Form 10-K as filed with the SEC on October 29, 2009, which is incorporated herein by reference.
(6)
	Agreement and Plan of Merger, dated January 4, 2010, by and among Zep Inc., Project Missouri, Inc., Dawn Chemical Company MCM Capital Partners L.P., as stockholders representative, and certain stockholders of Dawn Chemical Company.	Reference is made to Exhibit 2.1 of the registrant's Form 8-K as filed with the SEC on January 5, 2010, which is incorporated herein by reference.
(7)
	Credit Agreement, dated as of July 15, 2010, among Zep Inc., Acuity Specialty Products, Inc., the other subsidiary borrowers party thereto, J.P. Morgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, Regions Bank, as documentation agent, and the other lenders party thereto.	Reference is made to Exhibit 10.1 of the registrant's Form 8-K as filed with the SEC on July 19, 2010, which is incorporated herein by reference.
(8)
	Asset Purchase Agreement, dated as of July 23, 2010, among Waterbury Companies, Inc., Air Guard Control (Canada) Limited, Air Guard Control Corporation and Amrep, Inc., Amrep IP Holdings, LLC, Acuity Holdings, Inc., and solely with respect to Section 5.9, Watco International Holdings Corp., Wind Point Partners V, L.P. and Wind Point Executive Advisor Partners, L.P. and solely with respect to Section 10.4, Zep Inc.	Reference is made to Exhibit 10.1 of the registrant's Form 8-K as filed with the SEC on July 27, 2010, which is incorporated herein by reference.
(9)	Form of Transition Services Agreement, dated as of September 2, 2010, by and between Amrep, Inc., Acuity Holdings, Inc., Waterbury Companies, Inc. and Air Guard Control (Canada) Limited.	Reference is made to Exhibit 10.1 of the registrant's Form 8-K as filed with the SEC on September 3, 2010, which is incorporated herein by reference.
(10)	Bridge Loan and Security Agreement, dated as of December 19, 2011, by and between Adco Products, LLC, as borrower, and Acuity Specialty Products, Inc., as lender.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on December 23, 2011, which is incorporated by reference herein.

		(11)	Asset Purchase Agreement, dated October 16, 2012, by and among Ecolab Inc., Zep Vehicle Care Inc., Acuity Holdings, Inc., Zep Industries B.V., Zep IP Holding LLC and Zep Inc.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on October 17, 2012, which is incorporated by reference herein.
(12)
			Amendment No. 1, dated as of October 10, 2012, to Credit Agreement, dated as of July 15, 2010, by and among Zep Inc., Acuity Specialty Products, Inc., JPMorgan Chase Bank, N.A, as administrative agent, and the Lenders party thereto.	Reference is made to Exhibit 10.2 of registrant's Form 8-K as filed with the SEC on October 17, 2012, which is incorporated by reference herein.
EXHIBIT 10(iii	)A		Management Contracts and Compensatory Arrangements:
		(1)	Employee Benefits Agreement, dated as of October 31, 2007.	Reference is made to Exhibit 10.3 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
		(2)	Zep Inc. Long-Term Incentive Plan.	Reference is made to Exhibit 10.4 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
		(3)	Zep Inc. Non-Employee Director Deferred Compensation Plan.	Reference is made to Exhibit 10.5 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
		(4)	Zep Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(4) of registrant's Form 10-K filed with the SEC on October 29, 2009, which is herein incorporated by reference.
		(5)	Amendment No. 1 to the Zep Inc. Supplemental Deferred Savings Plan, dated October 7, 2009.	Reference is made to Exhibit 10(iii)A(5) of registrant's Form 10-K filed with the SEC on October 29, 2009, which is herein incorporated by reference.
		(6)	Zep Inc. Employee Stock Purchase Plan	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on August 31, 2009, which is incorporated herein by reference.
		(7)	Amendment of Zep Inc. Employee Stock Purchase Plan.	Reference is made to Exhibit 10.2 of registrant's Form 8-K as filed with the SEC on August 31, 2009, which is incorporated herein by reference.

(8)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.16 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
(9)	Form of Severance Agreement.	Reference is made to Exhibit 10.18 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
(10)	Zep Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit 10.7 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
(11)	Zep Inc. Management Compensation and Incentive Plan, amended and restated as of September 1, 2008.	Reference is made to Exhibit A of the registrant's Definitive Proxy Statement filed with the SEC on November 21, 2008, which is incorporated herein by reference.
(12)	John Morgan Employment Letter.	Reference is made to Exhibit 10.12 of registrant's Form 10 as filed with the SEC on October 10, 2007, which is incorporated herein by reference.
(13)	Amendment to Employment Letter Agreement, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on October 13, 2009, which is incorporated herein by reference.
(14)	Amendment No. 2 to Change in Control Agreement and Notice of Termination, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.2 of registrant's Form 8-K as filed with the SEC on October 13, 2009, which is incorporated herein by reference.
(15)	Amendment to Amended and Restated Severance Agreement and Notice of Termination, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.3 of registrant's Form 8-K as filed with the SEC on October 13, 2009, which is incorporated herein by reference.
(16)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10.9 of the registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
(17)	Form of Nonqualified Stock Option Agreement for Key Employees.	Reference is made to Exhibit 10.10 of the registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

(18)	Form of Incentive Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10.12of the registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
(19)	Form of Incentive Stock Option Agreement for Key Officers.	Reference is made to Exhibit 10.11 of the registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
(20)	Form of Long-Term Incentive Plan Restricted Stock Award Agreement (without Restrictive Covenants).	Reference is made to Exhibit 10.13 of the registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
(21)	Form of Long-Term Incentive Plan Restricted Stock Award Agreement for Nonemployee Directors.	Reference is made to Exhibit 10.23 of the registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
(22)	Form of Incentive Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
(23)	Form of Non-Qualified Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10.2 of registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
(24)	Form of 2010 Performance Stock Award Agreement.	Reference is made to Exhibit 10.3 of registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
(25)	Form of Restricted Stock Award Agreement with restrictive covenants.	Reference is made to Exhibit 10.4 of registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
(26)	Form of Change-in-Control Agreement.	Reference is made to Exhibit 10(c) of registrant's Form 10-Q/A as filed with the SEC on December 22, 2009, which is incorporated herein by reference.
(27)	Form of Change-in-Control Agreement for Certain Executive Officers.	Reference is made to Exhibit 10(d) of registrant's Form 10-Q/A as filed with the SEC on December 22, 2009, which is incorporated herein by reference.

(28)	Form of Severance Agreement.	Reference is made to Exhibit 10(e) of registrant's Form 10-Q/A as filed with the SEC on December 22, 2009, which is incorporated herein by reference.
(29)	Amendment to Change-in-Control Agreement and Severance Agreement dated as of December 28, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John R. Morgan.	Reference is made to Exhibit 10 of registrant's Form 8-K as filed with the SEC on December 31, 2009, which is incorporated herein by reference.
(30)	Form of Incentive Stock Options Agreement for Executive Employees for grants made on and after September 1, 2009.	Reference is made to Exhibit 10.1 of the registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
(31)	Form of Non-Qualified Stock Option Agreement for Executive Employees for grants made on and after September 1, 2009.	Reference is made to Exhibit 10.2 of the registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
(32)	Form of 2010 Performance Stock Award Agreement for grants made on and after September 1, 2009.	Reference is made to Exhibit 10.3 of the registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
(33)	Form of Restricted Stock Award Agreement for grants made on and after September 1, 2009.	Reference is made to Exhibit 10.4 of the registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
(34)	Zep Inc. 2010 Omnibus Incentive Plan.	Reference is made to Exhibit A of the registrant's 2010 Proxy Statement, as filed with the SEC on November 19, 2009, which is incorporated herein by reference.
(35)	Zep Inc. 2010 Omnibus Incentive Plan Form of Restricted Stock Award Agreement for Non-Employee Directors.	Reference is made to Exhibit 10(d) of the registrant's Form 10-Q for the fiscal quarter ended February 28, 2010, as filed with the SEC on April 7, 2010, which is incorporated herein by reference.
(36)	Amendment No. 2 to the Zep, Inc. Supplemental Deferred Savings Plan, dated January 8, 2010.	Reference is made to Exhibit 10(e) of the registrant's Form 10-Q for the fiscal quarter ended February 28, 2010, as filed with the SEC on April 7, 2010, which is incorporated herein by reference.

(37)	Separation and Termination Agreement, dated as of July 16, 2010, by and between Zep Inc and C. Francis Whitaker III.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on July 21, 2009, which is incorporated herein by reference.
(38)	Amendment to Change-in-Control Agreement and Severance Agreement, dated as of August 20, 2010, by and between Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on August 23, 2009, which is incorporated herein by reference.
(39)	Zep Inc. Amended and Restated Supplemental Deferred Savings Plan, effective as of October 5, 2010.	Reference is made to Exhibit 10(iii)A(48) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
(40)	Amendment, effective as of October 5, 2010, to the Zep Inc. 2010 Omnibus Incentive Plan.	Reference is made to Exhibit 10(iii)A(49) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
(41)	Form of Amendment to Change-in-Control Agreement and Severance Agreement, effective as of October 5, 2010.	Reference is made to Exhibit 10(iii)A(50) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
(42)	Form of Incentive Stock Options Agreement for Executive Employees for grants under the 2010 Omnibus Incentive Plan.	Reference is made to Exhibit 10(iii)A(51) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
(43)	Form of Non-Qualified Stock Options Agreement for Executive Employees for grants under the 2010 Omnibus Incentive Plan.	Reference is made to Exhibit 10(iii)A(52) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
(44)	Form of Performance Stock Award Agreement for grants under the 2010 Omnibus Incentive Plan.	Reference is made to Exhibit 10(iii)A(53) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
(45)	Form of Restricted Stock Award Agreement for grants under the 2010 Omnibus Incentive Plan.	Reference is made to Exhibit 10(iii)A(54) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.

(46)	Form of Restricted Stock Award Agreement for Retiring Nonemployee Director.	Reference is made to Exhibit 10(iii)A(55) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
(47)	Form of Restricted Stock Award Agreement for Non-Employee Directors.	Reference is made to Exhibit 10(a) of the registrant's Form 10-Q for the fiscal quarter ended November 30, 2010, as filed with the SEC on January 5, 2011, which is incorporated herein by reference.
(48)	Zep Inc. Omnibus Incentive Plan Form of Performance Stock Award Agreement.	Reference is made to Exhibit 10(a) of the registrant's Form 10-Q for the fiscal quarter ended May 31, 2011, as filed with the SEC on July 7, 2011, which is incorporated herein by reference.
(49)	Zep Inc. Omnibus Incentive Plan Form of Incentive Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q for the fiscal quarter ended May 31, 2011, as filed with the SEC on July 7, 2011, which is incorporated herein by reference.
(50)	Zep Inc. Omnibus Incentive Plan Form of Non-Qualified Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10(c) of the registrant's Form 10-Q for the fiscal quarter ended May 31, 2011, as filed with the SEC on July 7, 2011, which is incorporated herein by reference.
(51)	Zep Inc. Omnibus Incentive Plan Form of Restricted Stock Award Agreement.	Reference is made to Exhibit 10(d) of the registrant's Form 10-Q for the fiscal quarter ended May 31, 2011, as filed with the SEC on July 7, 2011, which is incorporated herein by reference.
(52)	Zep Inc. Omnibus Incentive Plan Form of Restricted Stock Award Agreement.	Reference is made to Exhibit 10(iii)A(52) of registrant's Form 10-K as filed with the SEC on November 1, 2011, which is incorporated herein by reference.
(53)	Form of Amendment to Restricted Stock Award Agreements dated as of January 10, 2012.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on January 17, 2012, which is incorporated by reference herein.

	(54)		Amendment to Severance Agreement effective as of April 9, 2012 between the Company and Robert P. Collins.	Reference is made to Exhibit 10(c) of registrant's Form 10-Q as filed with the SEC on April 9, 2012, which is incorporated by reference herein.
	(55)		Zep Inc. Amended and Restated Nonemployee Director Deferred Compensation Plan, effective as of October 2, 2012.	Filed with the SEC as part of this Form 10-K.
EXHIBIT 12			Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed with the SEC as part of this Form 10-K.
EXHIBIT 21			List of Subsidiaries.	Filed with the SEC as part of this Form 10-K.
EXHIBIT 23			Consent of Independent Registered Public Accounting Firm.	Filed with the SEC as part of this Form 10-K.
EXHIBIT 24			Powers of Attorney.	Filed with the SEC as part of this Form 10-K.
EXHIBIT 31	(a	)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the SEC as part of this Form 10-K.
	(b	)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the SEC as part of this Form 10-K.
EXHIBIT 32	(a	)	Section 1350 Certification, signed by John K. Morgan	Furnished with the SEC as part of this Form 10-K.
	(b	)	Section 1350 Certification, signed by Mark R. Bachmann	Furnished with the SEC as part of this Form 10-K.

EXHIBIT 101.INS XBRL	Instance Document*
EXHIBIT 101.SCH XBRL	Taxonomy Extension Schema Document*
EXHIBIT 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*
EXHIBIT 101.DEF XBRL	Taxonomy Extension Definition Linkbase Document*
EXHIBIT 101.LAB XBRL	Taxonomy Extension Label Linkbase Document*
EXHIBIT 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

*
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets—August 31, 2012 and 2011; (ii) Consolidated Statements of Income—Years Ended August 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Cash Flows—Years Ended August 31, 2012, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zep Inc.
Date: November 7, 2012	By:	/s/ JOHN K. MORGAN John K. Morgan Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ JOHN K. MORGAN John K. Morgan		Chairman, President, and Chief Executive Officer (Principal Executive Officer)	November 7, 2012
/s/ MARK R. BACHMANN Mark R. Bachmann		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 7, 2012
* Timothy M. Manganello		Director	November 7, 2012
* Timothy T. Tevens		Director	November 7, 2012
* O.B. Grayson Hall, Jr.		Director	November 7, 2012
* Joseph Squicciarino		Director	November 7, 2012
* Ronald D. Brown		Director	November 7, 2012
* Sidney J. Nurkin		Director	November 7, 2012
* Carol A. Williams		Director	November 7, 2012
*BY:	/s/ MARK R. BACHMANN Mark R. Bachmann	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 7, 2012

SCHEDULE II

Zep Inc.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED AUGUST 31, 2012, 2011, AND 2010
(in thousands)

		Additions and Reductions Charged to
	Balance at Beginning of Year	Costs and Expenses	Other Accounts	Deductions	Balance at End of Year
Year Ended August 31, 2012:
Reserve for doubtful accounts	$4,515	1,705	—	2,625	$3,595

Reserve for estimated returns and allowances	$578	14,689	—	14,480	$787

Year Ended August 31, 2011:
Reserve for doubtful accounts	$4,995	2,007	—	2,487	$4,515

Reserve for estimated returns and allowances	$424	14,015	—	13,861	$578

Year Ended August 31, 2010:
Reserve for doubtful accounts	$4,955	2,940	—	2,900	$4,995

Reserve for estimated returns and allowances	$500	13,868	—	13,944	$424