Form 10-Q
period 2012-11-30
Zep Inc.
filed 2013-01-07
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Common Stock — $0.01 Par Value — 22,393,563 shares as of December 31, 2012.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements

Zep Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	NOVEMBER 30, 2012	AUGUST 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,916	$3,513
Accounts receivable, less reserve for doubtful accounts of $3,733 at November 30, 2012, and $3,595 at August 31, 2012	86,753	93,522
Inventories	76,790	71,451
Deferred income taxes	6,737	6,702
Prepayments and other current assets	25,111	22,333
Total Current Assets	199,307	197,521
Property, Plant, and Equipment, at cost:
Land	5,703	5,680
Buildings and leasehold improvements	61,636	62,208
Machinery and equipment	118,272	114,310
Total Property, Plant, and Equipment	185,611	182,198
Less - Accumulated depreciation and amortization	103,265	101,277
Property, Plant, and Equipment, net	82,346	80,921
Other Assets:
Goodwill	84,702	84,604
Identifiable intangible assets	64,739	65,707
Deferred income taxes	1,009	979
Restricted cash	116,916	—
Other long-term assets	5,643	5,555
Total Other Assets	273,009	156,845
Total Assets	$554,662	$435,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,000	$15,000
Accounts payable	57,658	53,461
Accrued compensation	17,856	17,334
Other accrued liabilities	25,223	27,947
Total Current Liabilities	115,737	113,742
Long-term debt, less current maturities	237,645	124,250
Deferred Income Taxes	8,651	8,574
Self-Insurance Reserves, less current portion	2,954	2,954
Other Long-Term Liabilities	17,550	17,850
Commitments and Contingencies (see Note 4)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 21,888,408 issued and outstanding at November 30, 2012, and 21,832,328 issued and outstanding at August 31, 2012	219	218
Paid-in capital	98,267	97,481
Retained earnings	59,963	57,367
Accumulated other comprehensive income	13,676	12,851
Total Stockholders’ Equity	172,125	167,917
Total Liabilities and Stockholders’ Equity	$554,662	$435,287

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended November 30,
	2012	2011

Net Sales	$158,026	$153,498
Cost of Products Sold	83,064	80,571
Gross Profit	74,962	72,927
Selling, Distribution, and Administrative Expenses	66,791	65,521
Acquisition and Integration Costs	1,245	—
Operating Profit	6,926	7,406
Other Expense (Income):
Interest expense, net	1,245	1,432
Loss on foreign currency transactions	18	250
Miscellaneous expense, net	138	167
Total Other Expense	1,401	1,849
Income before Provision for Income Taxes	5,525	5,557
Provision for Income Taxes	2,044	1,978
Net Income	$3,481	$3,579

Earnings Per Share:
Basic Earnings per Share	$0.16	$0.16

Basic Weighted Average Number of Shares Outstanding	21,869	21,704

Diluted Earnings per Share	$0.16	$0.16

Diluted Weighted Average Number of Shares Outstanding	22,218	22,041

Dividends Declared per Share	$0.04	$0.04

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	For the Three Months Ended November 30,
	2012	2011
Net income	$3,481	$3,579
Other comprehensive income (loss):
Foreign currency translation adjustment	825	(3,053)
Other comprehensive income (loss)	825	(3,053)
Comprehensive income	$4,306	$526

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	THREE MONTHS ENDED NOVEMBER 30,
	2012	2011
Cash Provided by Operating Activities:
Net income	$3,481	$3,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,613	3,465
Loss (gain) on disposal of fixed assets	2	(43)
Excess tax benefits from share-based payments	35	(6)
Other non-cash charges	730	869
Deferred income taxes	11	78
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	7,434	8,939
Inventories	(5,076)	(7,629)
Prepayments and other current assets	(2,695)	(3,190)
Accounts payable	3,932	(580)
Accrued compensation and other current liabilities	(2,468)	(2,249)
Self insurance and other long-term liabilities	(300)	(760)
Other assets	(204)	(825)
Net Cash Provided by Operating Activities	8,495	1,648
Cash Used for Investing Activities:
Purchases of property, plant, and equipment	(3,792)	(3,767)
Change in restricted cash	(116,916)	—
Proceeds from sale of property, plant, and equipment	—	43
Net Cash Used for Investing Activities	(120,708)	(3,724)
Cash Provided by Financing Activities:
Proceeds from credit facility borrowings	203,808	93,300
Repayments of borrowings from credit facility	(90,413)	(93,375)
Employee stock issuances	56	58
Excess tax benefits from share-based payments	(35)	6
Dividend payments	(885)	(881)
Net Cash Provided by (Used for) Financing Activities	112,531	(892)
Effect of Exchange Rate Changes on Cash	85	(251)
Net Change in Cash and Cash Equivalents	403	(3,219)
Cash and Cash Equivalents at Beginning of Period	3,513	7,219
Cash and Cash Equivalents at End of Period	$3,916	$4,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Zep Inc. (“Zep”, the “Company”, “we”, “our”, or “us”) is a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well recognized brand names, some of which have been in existence since 1896. Our product portfolio, which we produce using more than 4,000 unique formulations, includes anti-bacterial and industrial hand-care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems, and a wide variety of automotive maintenance chemicals. As a result of our recent acquisition of Ecolab’s vehicle care division, we are now a leading provider of vehicle care products to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers. We sell our products through a direct-sales organization, to consumers primarily through home improvement stores and automotive after-market retailers, and to large national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. We believe that we are the leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. As the result of recent acquisitions, we have established a strong presence in the industrial distribution market and strengthened our position in the retail market.

Basis of Presentation

The financial statements in this Form 10-Q are presented on a consolidated basis and include the accounts of Zep and its subsidiaries. The unaudited interim Consolidated Financial Statements included in this Form 10-Q have been prepared by management in accordance with U.S. generally accepted accounting principles and present our financial position, results of operations, and cash flows. These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the consolidated results for the interim periods presented. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. However, we believe that the disclosures included in this Form 10-Q are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited consolidated financial statements as of August 31, 2012, and August 31, 2011, and for the three years ended August 31, 2012 and notes thereto included within our Annual Report on Form 10-K for the fiscal year ended August 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on November 8, 2012 (File No. 001-33633) (“Form 10-K”).

The results of operations for the three months ended November 30, 2012 are not necessarily indicative of the results we expect for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year. More specifically, due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarters of our fiscal year have historically exceeded those generated in the first half of the fiscal year.

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

2. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. We state inventories at the lower of cost (on a first-in, first-out or average cost basis) or market.  Inventories consist of the following:

	November 30, 2012	August 31, 2012
Raw materials and supplies	$19,960	$24,852
Work in process	1,377	899
Finished goods	57,508	47,864
	78,845	73,615
Less: Reserves	(2,055)	(2,164)
Total inventory	$76,790	$71,451

3. DEBT OBLIGATIONS

On July 15, 2010, the Company entered into a $320 million five-year senior, secured credit facility, as amended (the “2010 Credit Facility”). As of November 30, 2012, $237.6 million of the total $252.6 million in borrowings outstanding under the 2010 Credit Facility have been reflected within Long-term debt, less current maturities on our Consolidated Balance Sheets given our current intent and ability to settle $237.6 million of those borrowings in periods subsequent to November 30, 2013. The short- and long-term classification of debt on our Consolidated Balance Sheets may fluctuate not only in response to repayment of amounts borrowed under the 2010 Credit Facility, but also concurrent with changes in our projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the 2010 Credit Facility approximated 0.2% during the three months ended November 30, 2012. In addition to this base interest rate, our effective interest rate includes an applicable margin that adjusts in accordance with our leverage ratio.  During the three months ended November 30, 2012, this applicable margin has averaged 2.75%.

In October 2012, we amended our 2010 Credit Facility in support of our $116.9 million acquisition of Ecolab Vehicle Care, a division of Ecolab Inc., on December 1, 2012 (the “Amendment”). The primary purpose of the Amendment is to permit the execution and delivery of the Ecolab Vehicle Care Asset Purchase Agreement and the consummation of the transactions thereunder within the terms and conditions of the 2010 Credit Facility.  The Amendment, among other things, provides that the Asset Purchase Agreement will not result in an event of default under the 2010 Credit Facility. In addition, the Amendment amends the covenant relating to the maximum leverage ratio, which is the ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), such that we will not permit such ratio, determined as of the end of each of our fiscal quarters, all calculated for us and our subsidiaries on a consolidated basis, to be greater than (a) 4.25 to 1.00 for our second, third and fourth quarters of fiscal year 2013, and the first quarter of fiscal year 2014, (b) 4.00 to 1.00 for our second and third quarters of fiscal year 2014 and (c) 3.75 to 1.00 for our fourth quarter of fiscal year 2014 and each fiscal quarter thereafter; provided that, notwithstanding the foregoing, on and after the date, if any, on which we deliver to the Administrative Agent a covenant reversion notice, the maximum leverage ratio permitted under the 2010 Credit Facility, as amended, will revert to 3.75 to 1.00. Finally, the Amendment also amends the covenant relating to the fixed charge coverage ratio, which is the ratio of EBITDA (minus certain items) to fixed charges, such that we will not permit such ratio, determined as of the end of each of our fiscal quarters for the period of four consecutive fiscal quarters ending with the end of such fiscal quarter, all calculated for us and our subsidiaries on a consolidated basis, to be less than (x) 1.15 to 1.00 for our second, third and fourth quarter of fiscal year 2013, and the first quarters of fiscal year 2014, (y) 1.20 to 1.00 for our second and third quarters of fiscal year 2014 and (z) 1.25 to 1.00 for our fourth quarter of fiscal year 2014 and each fiscal quarter thereafter; provided that, notwithstanding the foregoing, on and after the date, if any, on which we deliver to the Administrative Agent a covenant reversion notice, the minimum fixed charge coverage ratio permitted under the 2010 Credit Facility, as amended, will revert to 1.25 to 1.00.

As of November 30, 2012, our credit availability under the 2010 Credit Facility totaled $32.1 million, which reflects the debt incurred for the December 1, 2012 acquisition. We remained in compliance with our debt covenants as of November 30, 2012, and we believe that, during the next twelve months, our liquidity and capital resources will be sufficient to meet our working capital, capital expenditure and other anticipated cash requirements, excluding acquisitions, that we may choose to execute in pursuit of our strategic initiatives.  Given current utilization of the existing 2010 Credit Facility, we will evaluate alternative sources of capital we deem appropriate to support our long-term strategy.

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

Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc.

We are a defendant in Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc., a lawsuit that was commenced in December 2010, and a lawsuit known as Aguilar, et al v. Zep Inc. and Acuity Specialty Products, Inc. that was commenced on December 24, 2012.  Both lawsuits are pending in the Superior Court in Alameda County, California,  The plaintiffs, who are current and former sales representatives employed by Acuity Specialty Products, Inc., a subsidiary of ours (“Acuity”), allege that Acuity failed to reimburse them for work-related expenses and failed to pay their wages by assessing unlawful deductions from commissions. Messrs. Britto and Cowan are also seeking to recover statutory and/or civil penalties pursuant to the California Labor Private Attorney General Act.

The lawsuit filed by Britto and Cowan was brought on behalf of themselves and on behalf of a putative class that includes all of Acuity’s current sales representatives based in California and all former sales representatives based in California who were employed by Acuity on December 30, 2006 or thereafter.  Approximately 171 persons were employed by Acuity in California as sales representatives on December 30, 2006 and thereafter and, are therefore, members of the putative class proposed by Britto and Cowan.  We have reached settlements with approximately one-half of the members of the putative class.  Britto and Cowan have indicated that they intend to contest the validity of the settlements. We believe that the basis for their challenge, as it has been explained to us, is without merit.

On May 7, 2012, the Court issued a ruling with respect to Britto’s and Cowan’s motion for class certification in which it denied the motion with respect to all causes of action asserted.  At the same time, the Court denied another motion filed by Britto and Cowan in which they sought leave to amend their complaint to add a claim based on our alleged failure to comply with requirements of the California Labor Code relating to the form of wage statements.  On June 1, 2012, Britto and Cowan filed a motion for leave to intervene in the suit on behalf of 54 individual plaintiffs and a motion for reconsideration of the Court’s decision denying class certification.

On July 30, 2012, the Court granted Britto’s and Cowan’s motion for leave to permit individual plaintiffs to intervene in their lawsuit.  The Court also denied a motion for reconsideration of the Court’s decision denying class certification.  After the Court’s action, 55 plaintiffs intervened in the lawsuit.  The interveners asserted, in addition to the claims related to expense reimbursement and commission deductions, a claim based on our alleged failure to comply with requirements of the California Labor Code relating to the form of wage statements.

We appealed the Court’s July 30, 2012 decision granting the motion for leave to intervene.  On December 20, 2012, the Court of Appeal upheld the Company’s appeal of the trial court’s decision to permit individual plaintiffs to intervene in the lawsuit filed by Messrs. Britto and Cowan.  The decision of the Court of Appeal directs the trial court to deny the motion for leave to intervene and directs the plaintiffs to reimburse the Company for its costs of the appeal.  As a result of the Court of Appeal’s decision, the purported class-action lawsuit filed by Messrs. Britto and Cowan now involves only Messrs. Britto and Cowan.  However, on December 24, 2012, 54 of the current and former sales representatives who sought to intervene in the lawsuit filed by Messrs Britto and Cowan filed a lawsuit against the Company in which they asserted against the Company on behalf of themselves individually the same claims that they sought to assert by intervening in the lawsuit filed by Messrs. Britto and Cowan.  This lawsuit seeks to put the named plaintiffs in the same position they would have occupied if they had been allowed to intervene in the lawsuit filed by Messrs. Britto and Cowan.

During the fiscal year ended August 31, 2011, we established a $1.8 million accrual with respect to our potential liability to the plaintiffs in the Britto and Cowan lawsuit.  During fiscal year 2012, this accrual was reduced by the approximately $0.2 million in payments made to settle the claims of certain current and former sales representatives.  Based on the facts known as of the time of filing of this Quarterly Report on Form 10-Q, our current accrual of $1.6 million continues to represent our best estimate of the probable settlement cost related to this litigation.

We believe that we have substantial factual and legal defenses to the claims made in the lawsuits, and we intend to assert the defenses aggressively.  If we are not successful in our defense against the claims asserted in the lawsuits and if there is an adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to our financial condition or results of operations.  However, because of the uncertainty of the outcome of the lawsuits, including the amount of damages, if any, any plaintiff may be able to prove, and because our liability, if any, arising from the litigation, including the amount of any damages awarded if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, we cannot estimate the reasonably possible losses or range of loss that may arise from the litigation in excess of the amounts described above.

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

We own and operate property located on Seaboard Industrial Boulevard in Atlanta, Georgia where we have been named as a responsible party. We and the current and former owners of adjoining properties have agreed to share the expected costs and responsibilities of remediation. Further, we have executed a Consent Order with the Georgia Environmental Protection Division (“EPD”) covering this remediation, and are operating under an EPD approved Corrective Action Plan, which may be amended from time to time based on the progression of our remediation. In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with subsurface remediation, primarily to remove, or secure, contaminants from soil underlying this property, and other related environmental issues. While it is reasonably possible that the total losses incurred by Zep in connection with this matter could range up to $10.0 million, management’s best estimate of total remediation costs continues to be $5.0 million. To date, we have expended approximately $2.6 million of the $5.0 million accrual established in May 2007. Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate. We arrived at the current estimates based on studies prepared by independent third party environmental consulting firms. The actual cost of remediation will vary depending upon the results of additional testing and geological studies, the success of initial remediation efforts addressing the most significant areas of contamination, the rate at which site conditions may change, and the requirements of the EPD.

Environmental Liabilities Assumed in the Acquisition of Amrep, Inc. (“Amrep”)

Amrep, one of our subsidiaries, is currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by Amrep have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which Amrep has been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party, either

(1) Amrep is one of many other identified generators who have reached an agreement on the allocation of costs for cleanup among the various generators and Amrep’s potential liability is not material, or (2) Amrep has been identified as a potential generator but has been indemnified by its waste broker and transporter.

Amrep’s primary manufacturing location in Marietta, Georgia is the only active site involving property that Amrep owns with respect to which Amrep has been named as a responsible party. With regard to this location, Amrep is responsible for the expected costs of implementing an Amended Corrective Action Plan that was conditionally approved by the EPD in June 2012 under the Georgia Hazardous Response Act. The State of Georgia has introduced a Voluntary Remediation Program (‘‘VRP’’) that provides for a risk-based approach toward environmental remediation. We believe the provisions of the VRP are applicable to the Marietta site.  As of November 30, 2012, liabilities related to the remediation of the Marietta site presented within our Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $7.5 million, which represents our best estimate of remaining remediation costs for this site. In the future, we will submit an application to enter the Marietta, Georgia site into the VRP.

Additionally, Amrep previously conducted manufacturing operations at an unrelated property in Cartersville, Georgia that has since been sold and where sub-surface contamination exists. Pursuant to the terms of the sale, Amrep has retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address sub-surface contamination at this location. Based on recent data, the contamination has migrated off site and is present at a greater depth than originally anticipated. In the future, we will submit an application to enter the Cartersville, Georgia site into the VRP.  As of November 30, 2012, liabilities related to the remediation of the Cartersville site presented within our Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $0.6 million, which represents our best estimate of remaining remediation costs for this site. The actual cost of remediation of these two sites in Georgia could vary depending upon the results of additional testing and geological studies, the rate at which site conditions may change, the success of initial remediation designed to address the most significant areas of contamination, and changes in regulatory requirements. While it is reasonably possible that the total costs incurred by us in connection with these matters could range up to an aggregate of $16.0 million, management’s best estimate of total remaining remediation costs for these two sites combined is $8.1 million.

5. RESTRUCTURING CHARGES

The fiscal year 2013 changes to our accrued restructuring liability (included within Accrued compensation and Other accrued liabilities on the Consolidated Balance Sheets) are as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2012	$60	$557
Restructuring charges recorded during fiscal year 2012	—	—
Payments made from restructuring accruals	(55)	(90)
Balance as of November 30, 2012	$5	$467

6. EARNINGS PER SHARE

On September 1, 2009, we retrospectively adopted an accounting pronouncement that provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share. This guidance is applicable to us due to a dividend protection feature inherent within certain of our historical equity awards. Awards issued under the fiscal years 2011, 2012 and 2013 annual grants did not include a dividend protection feature, and we do not currently intend to reinstate this provision. Therefore, we expect the impact of this guidance on our earnings per share calculations to diminish over time.

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

The following table reflects basic and diluted earnings per common share:

	Three Months Ended
	November 30,
	2012	2011
Basic earnings per share:
Net income	$3,481	$3,579
Less: Allocation of earnings and dividends to participating securities	(6)	(27)
Net income available to common shareholders—basic	$3,475	$3,552
Basic weighted average shares outstanding	21,869	21,704
Basic earnings per share	$0.16	$0.16
Diluted earnings per share:
Net income available to common shareholders—basic	$3,475	$3,552
Add: Undistributed earnings reallocated to unvested shareholders	—	—
Net income available to common shareholders—diluted	$3,475	$3,552
Basic weighted average shares outstanding	21,869	21,704
Common stock equivalents (stock options and restricted stock)	349	337
Diluted weighted average shares outstanding	22,218	22,041
Diluted earnings per share	$0.16	$0.16

For the quarters ended November 30, 2012 and 2011, we excluded from our earnings per share calculation 0.8 million and 0.6 million, respectively, common stock equivalents because of their anti-dilutive effect on this calculation.

7. FAIR VALUE DISCLOSURES

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt. The net book values of cash and cash equivalents, trade receivables, and trade payables are representative of their respective fair values due to their short-term nature. We estimate that the carrying value of all of our outstanding debt obligations approximates fair value based on the variable nature of our effective interest rate associated with the indebtedness.

During the quarter ended November 30, 2010, in connection with one of our acquisitions, we recorded a $3.75 million earnout liability whose payment is contingent upon earnings targets that are relative to a portion of our business, which are attainable at any time during a three-year period. During the year ended August 31, 2012, we reduced the fair value of this contingent consideration liability to $1.3 million based on our ongoing assessment of the probability that the acquiree will be paid either all or a portion of the contingency.  We recorded the approximate $2.5 million reduction of this liability within Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income. There was no change in the fair value of our contingent liability during the three months ended November 30, 2012.

We estimate the fair value of this Level 3 liability at each reporting date using a probability-weighted discounted cash flow analysis, which requires the evaluation of significant unobservable inputs that include projected revenues, expenses and cash flows, and assumed discount rates. During the three months ended November 30, 2012, the application of a discount rate factor was not material to the fair value of our contingent consideration obligation, which expires in September 2013. The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value at November 30, 2012	Valuation Technique	Unobservable Input	Range
Performance-based earnout liability	$1.3 million	Discounted Cash Flow	Discount Rate Probability of Payment Projected Year of Payment	1.0% - 3.0% 50% - 100% 2013 - 2014

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

8. LOAN TO INNOVATION PARTNER

On December 19, 2011, we entered into a $12.5 million bridge loan agreement, as lender, with Adco Products, LLC (“Adco”), as borrower.  Adco is a specialty chemical manufacturer that provides products and services to customers in the dry-cleaning industry.

It is an affiliate of Equinox Chemicals, LLC (“Equinox”), a contract research company with research, innovation, product development and commercialization capabilities that reach both domestic and foreign markets.  The loan receivable is recorded within Prepayments and other current assets on our Consolidated Balance Sheets.  This short-term loan agreement is considered a variable interest and currently provides the majority of Adco’s financing.  In connection with this loan, we also entered into a master service agreement with Equinox, pursuant to which Equinox will provide us with product-development services, and a technology sharing agreement with Equinox for access to new-product technology.  The master service agreement and short-term loan agreement collectively do not provide us either ownership in or control of Adco’s operations.

The bridge loan agreement bears interest at a rate equal to 3.0% per annum plus the average interest rate for the preceding fiscal quarter of our 2010 Credit Facility (as defined in Note 3).  Interest is due and payable quarterly.  Upon and during the continuation of an event of default, 2% per annum would be added to the interest rate.  The loan is secured by a pledge of the equity interests in Adco.  The loan agreement contains provisions, which are subject to final negotiation, that provide for a refinancing of Equinox’s indebtedness to other lenders, the conversion of our bridge loan to Adco into the instruments described below and related transactions (the “Refinancing”).  Pursuant to the Refinancing, $5 million of the bridge loan would be converted into Series A Preferred Stock of Adco or its direct parent (collectively, the “Issuer”) with dividends equal to the interest rate and convertible at the option of the holder to 20% of the outstanding common stock of the Issuer, subject to anti-dilution adjustments.  The remaining $7.5 million would be converted into a subordinated convertible term loan maturing on January 31, 2017, and also convertible at our option to 15% of the outstanding common stock of the Issuer.  We do not believe that Equinox and its affiliates will consummate a refinancing of its indebtedness to other lenders that is a precondition to the Refinancing on a schedule that would permit the Refinancing to occur by the previously contemplated date of January 31, 2013.  Accordingly, we intend to negotiate amendments to the terms of our loan to Adco during the second quarter of fiscal 2013.  We have not had any discussions with Adco regarding amendments to the terms of the loan.

9. SUBSEQUENT EVENTS

We completed the acquisition of the Vehicle Care division of Ecolab Inc., effective December 1, 2012, for approximately $116.9 million in cash, subject to post-closing working capital adjustments. The combination of Ecolab’s Vehicle Care division, Zep’s existing North American Sales and Service vehicle wash operations, Niagara National LLC and Washtronics of America Inc. will create a new platform, “Zep Vehicle Care.”  Zep Vehicle Care — to be based in Minnesota — will be a leading provider of vehicle care products, including soaps, polishes, sealants, wheel and tire treatments and air fresheners to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers.  Zep Vehicle Care will access customers through the direct and distribution channels, and will provide car, truck and fleet wash operators high efficacy products for their wash tunnels and facilities as well as retail operations. We financed the acquisition using existing debt capacity. We incurred acquisition-related costs associated with advisory, legal and other due diligence-related services during our first quarter of fiscal year 2013 of approximately $0.5 million. In addition, we entered into a transition services agreement under which Ecolab will continue to provide certain services to us for up to 12 months.  The former owners of the acquired vehicle care division are currently preparing stand-alone, carve out financial statements for the acquired entity.  As of the date of this filing, these financial statements were not yet complete.  Therefore, at this time, it is not practicable to disclose further financial information regarding the acquired vehicle care entity.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to enhance the understanding and evaluation of our results of operations, financial position, cash flows, indebtedness, and other key financial information as of and for the three month periods ended November 30, 2012 and 2011. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 1 of this Form 10-Q. References made to years are for fiscal year periods. Also, please refer to our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, filed with the SEC on November 8, 2012, for additional information regarding Zep, including our audited consolidated financial statements as of and for each of the three years ended August 31, 2012 and the related notes thereto (the “Form 10-K”).

Overview

Company

We are a leading provider of cleaning and maintenance chemicals and related products and services for commercial, industrial, institutional and consumer applications, which we market under well recognized brand names, some of which have been in existence since 1896. Our product portfolio, which is currently produced using more than 4,000 unique formulations, includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems and a wide variety of automotive maintenance chemicals. As a result of our recent acquisition of Ecolab’s vehicle care division, we are now a leading provider of vehicle care products to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers. We sell our products through a sales and service organization, to consumers primarily through home improvement stores and automotive after-market retailers, and to large national and regional business-to-business distributors that target the industrial maintenance, janitorial/sanitation, and automotive markets. We are a leading U.S. provider of cleaning and maintenance solutions in the direct-sales channel. Furthermore, as the result of recent acquisitions, we have established a strong presence in the industrial distribution end-markets.

Due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarters of our fiscal year have historically exceeded those generated in the first half of the fiscal year. Additional discussion of trends and expectations related to the remainder of fiscal year 2013 and beyond is included within the “Results of Operations” and “Strategy and Outlook” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisitions and Loan to Innovation Partner

Fiscal Year 2012 Acquisitions and Loan to Innovation Partner

On December 7, 2011, we completed the acquisition of the brands and certain assets of Nevada-based Washtronics of America Inc. (“Washtronics”), a pioneer of automatic truck and fleet wash systems and products, in a transaction approved by the United States Bankruptcy Court. Washtronics complements Niagara’s operations in the western United States, and with certain key customers. The addition of the Washtronics brand of custom truck wash, pressure washers and maintenance chemicals also expands our overall transportation product portfolio.

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

On June 5, 2012, we completed the acquisition of 100% of the outstanding shares of Mykal Industries Limited (“Mykal”), effective June 1, 2012. Mykal, based in the United Kingdom, is a leading manufacturer of a broad range of branded and private label cleaning and degreasing products for the European retail, do-it-yourself (“DIY”) and professional distribution markets.  We are still assessing the assumptions underlying the fair value estimates of assets acquired and liabilities assumed primarily as it relates to acquires identifiable intangible asserts. We expect to substantially complete this assessment during the second quarter of fiscal 2013.

On December 19, 2011, we entered into a $12.5 million bridge loan agreement, as lender, with Adco Products, LLC (“Adco”), as borrower.  Adco is owned by Equinox Chemicals, LLC (“Equinox”), a specialty chemical manufacturer with specialty research, innovation, product development and commercialization capabilities that reach markets globally.  We entered into the agreement as part of a plan to acquire an equity position in Equinox, which we believe will provide us with access to attractive product-innovation capabilities and new product technologies. In connection with this loan, we entered into a master service agreement with Equinox, pursuant to which Equinox will provide us with product-development services, and a technology sharing agreement with Equinox for access to new-product technology.  The master service agreement and short-term loan agreement collectively do not provide us either ownership in, or control of, Adco’s operations.

Recent Developments

We completed the acquisition of the Vehicle Care division of Ecolab Inc.(“Ecolab”), effective December 1, 2012, for approximately $116.9 million in cash, subject to post-closing working capital adjustments. The combination of Ecolab’s Vehicle Care division, Zep’s existing North American Sales and Service vehicle wash operations, Niagara and Washtronics will create a new platform, “Zep Vehicle Care,” representing approximately 13% of the Company’s net sales.  Zep Vehicle Care, which will be based in Minnesota, will be a leading provider of vehicle care products, including soaps, polishes, sealants, wheel and tire treatments and air fresheners to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers.  Zep Vehicle Care will access customers through the direct and distribution channels, and will provide car, truck and fleet wash operators high efficacy products for their wash tunnels and facilities as well as retail operations. We financed the acquisition using existing debt capacity. We will incur additional acquisition-related costs associated with advisory, legal and other due diligence-related services during our second quarter of fiscal year 2013. In addition, we entered into a transition services agreement under which Ecolab will continue to provide certain services to us for up to 12 months.

Liquidity and Capital Resources

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our five-year senior, secured credit facility (the “2010 Credit Facility”), which provides for a maximum borrowing capacity of $302 million. In October 2012, we amended the 2010 Credit Facility in connection with the purchase of Ecolab’s Vehicle Care division.  This amendment is described further in Note 3 of Notes to Consolidated Financial Statements. As of November 30, 2012, we had approximately $32.1 million available under the 2010 Credit Facility. We also have $7.2 million of industrial revenue bonds that are due in 2018. Our industrial revenue bonds were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in DeSoto, Texas. We have issued outstanding letters of credit totaling $12.1 million as of November 30, 2012, primarily for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs as well as supporting certain environmental obligations. These letters of credit were outstanding under the 2010 Credit Facility as of November 30, 2012, and thereby reduced the total availability under the credit facility by such amount. As of November 30, 2012, we had $3.9 million in cash and cash equivalents of which $2.7 million was held by our foreign subsidiaries. Cash and cash equivalents held by our foreign subsidiaries averaged $9.7 million during the three months ended November 30, 2012. If in the future it becomes necessary to use all or a portion of the accumulated earnings generated by our foreign subsidiaries for our U.S. operations, we would be required to accrue and pay U.S. federal income taxes on the funds repatriated for use within our U.S. operations. Our plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. Rather, our intent is to reinvest earnings generated by our foreign subsidiaries indefinitely outside of the United States for purposes including but not limited to growing our international operations through acquisitions.

Net debt, which is defined as Current maturities of long-term debt plus Long-term debt, less current maturities minus Cash and cash equivalents, as of November 30, 2012 was $248.7 million; an increase of $113.0 million compared with August 31, 2012. The increase in net debt primarily reflects the increased borrowings required to fund our December 1, 2012 acquisition of the Ecolab Vehicle Care division, capital expenditures during the three months ended November 30, 2012 ($3.8 million), and dividend payments during the previous three months ($0.9 million), partially offset by cash flows provided by operating activities of $8.5 million.  We reflected proceeds from the borrowings made in contemplation of the Ecolab Vehicle Care division purchase within Restricted cash on our Consolidated Balance Sheets as of November 30, 2012.

We remained in compliance with our debt covenants as of November 30, 2012, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months, excluding acquisitions that we may choose to execute in pursuit of our strategic initiatives. Given current utilization of the existing 2010 Credit Facility, we will evaluate alternative sources of capital we deem appropriate to support our long-term strategy. In addition, we have an effective shelf registration statement that registers the issuance of up to an aggregate of $200 million of equity, debt, and certain other types of securities through one or more future offerings. The net proceeds from the sale of any securities pursuant to the shelf registration statement may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Net cash provided by our operating activities totaled $8.5 million during the first three months of fiscal year 2013, compared with net cash provided by operating activities of $1.6 million in the prior year period. The increase in cash flow provided by operating activities primarily resulted from changes within operating working capital, which we calculate by adding Accounts Receivable and Inventories, and subtracting Accounts Payable.  Cash provided by operating working capital improved $5.6 million in the first quarter of fiscal year 2013 compared with the same year ago period.  The majority of this operating working capital improvement is due to the non-recurrence in the current year of an inventory build that occurred during the first quarter of fiscal year 2012 to improve service levels.

Management believes that investing in assets and programs that will over time increase the return on our invested capital is a key factor in creating stockholder value. We invested $3.8 million in both the first three months of fiscal year 2013 and 2012, respectively. We expect to make capital expenditures of approximately $10.0 million to $12.0 million in fiscal year 2013.

Results of Operations

First Quarter of Fiscal Year 2013 Compared with First Quarter of Fiscal Year 2012

The following table sets forth information comparing the components of net income for the three months ended November 30, 2012 with the three months ended November 30, 2011. Both dollar and percentage changes included within the tables below were calculated from our Consolidated Statements of Income.

	Three Months Ended
	November 30,		Percent
(Dollars in millions)	2012	2011	Change
Net Sales	$158.0	$153.5	2.9%
Gross Profit	$75.0	$72.9	2.8%
Percent of net sales	47.4%	47.5%
Operating Profit	$6.9	$7.4	(6.5)%
Percent of net sales	4.4%	4.8%
Income before Provision for Taxes	$5.5	$5.6	(0.6)%
Percent of net sales	3.5%	3.6%
Net Income	$3.5	$3.6	(2.7)%

Net Sales

Net Sales totaled $158.0 million in the first quarter of fiscal year 2013 compared with $153.5 million in the first quarter of fiscal year 2012, an increase of $4.5 million, or 2.9%. Acquired revenues added $3.5 million to Net Sales during this comparative period.  We also generated $1.3 million of organic revenue growth during the first quarter of fiscal year 2013 compared with the first quarter of fiscal year 2012.  We define organic revenue growth as incremental revenue growth in constant currency recognized during the comparative period that did not originate from acquisitions.  Higher selling prices contributed $2.1 million to this $1.3 million of organic revenue growth during the first quarter of fiscal year 2013. We implemented these price increases to mitigate the increase in the cost of our raw materials.  The $2.1 million effect of higher selling prices was partially offset by net volume declines of $0.8 million. Fluctuations in certain foreign currency markets impacted Net Sales by $0.3 million.  We grew revenues with automotive and home improvement retail customers at double-digit rates.  We also achieved organic revenue growth with food, vehicle wash, and industrial maintenance and repair customers.  However, these gains were partially offset by declining demand from customers in the janitorial and sanitation end markets and from customers in Europe.

Gross Profit

	Three Months Ended
	November 30,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Net Sales	$158.0	$153.5	$4.5	2.9%
Cost of Products Sold	83.1	80.6	2.5	3.1%
Percent of net sales	52.6%	52.5%
Gross Profit	$75.0	$72.9	$2.0	2.8%
Percent of net sales	47.4%	47.5%

Gross Profit increased $2.0 million, or 2.8%, to $75.0 million in the first quarter of fiscal year 2013 compared with $72.9 million in the first quarter of fiscal year 2012. Gross profit margin was 47.4% in the first quarter of fiscal year 2013, which is consistent with gross profit margin realized in the same period of fiscal year 2012.

Operating Profit

	Three Months Ended
	November 30,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Gross Profit	$75.0	$72.9	$2.0	2.8%
Percent of net sales	47.4%	47.5%
Selling, Distribution, and Administrative Expenses	66.8	65.5	1.3	1.9%
Percent of net sales	42.3%	42.7%
Acquisition and Integration Costs	1.2	—	1.2	100.0%
Operating Profit	$6.9	$7.4	$(0.5)	(6.5)%
Percent of net sales	4.4%	4.8%

Operating Profit declined $0.5 million in the first quarter of fiscal year 2013 to a profit of $6.9 million compared with $7.4 million in the first quarter of fiscal year 2012. Operating profit margins declined approximately 40 basis points during this comparative period.  The comparative period’s decline in both Operating Profit and operating profit margins is due to the inclusion of Acquisition and Integration Costs incurred during the first quarter of fiscal year 2013 that were not experienced during the same prior year period. We incurred Acquisition and Integration Costs of approximately $1.2 million associated with the acquisition of the Vehicle Care division of Ecolab as well as the continued integration of recently acquired operations in the United Kingdom during fiscal year 2012.  Selling, Distribution and Administrative Expenses improved as a percentage of Net Sales in the first quarter of fiscal year 2013 by approximately 40 basis points compared with the first quarter of fiscal year 2012 due to our continued focus on cost containment.

We incurred approximately $0.7 million of costs associated with legal defense fees and settlement costs during the first quarter of fiscal year 2013.  Legal defense fees of $0.6 million incurred during this period pertain to the Britto and Cowan matter that is detailed in Note 4 of Notes to Consolidated Financial Statements.  We anticipate that we will incur legal defense fees of approximately $1.7 million to $2.0 million during fiscal year 2013 in connection with the Britto and Cowan and Aguilar lawsuits.  Settlement costs incurred during the first quarter of fiscal year 2013 pertain to another, unrelated lawsuit that was also pending in California.  We recognize all legal costs in Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income.

We implemented a new enterprise resource planning (“ERP”) system effective December 1, 2012, and, therefore, we will begin depreciating previously capitalized costs associated with this endeavor during the second quarter of our fiscal year 2013.  On an annual basis, we expect incremental depreciation associated with this project to total $2.0 million during the next ten years.  In connection with our acquisition of Ecolab’s Vehicle Care division, we entered into a transition services agreement with Ecolab (“TSA”).  Beginning with our second quarter in fiscal year 2013, we will incur costs related to the TSA, which we expect will total approximately $1.4 million during fiscal year 2013.  Ultimate costs incurred in connection with the transition services agreement will vary depending upon our usage of the previous owner’s services and the duration of that usage.  Additionally, we anticipate that we will incur professional and consulting fees that could range between $1.0 million and $1.5 million related to this transaction.  These estimates of professional, consulting and TSA-related fees do not reflect the total anticipated costs or benefits of the broader integration effort.

In the second quarter of fiscal year 2013, the combined effect of the above-mentioned ERP implementation and acquisition integration could reduce that quarter’s net operating profit by approximately $3.0 million to $3.5 million. In subsequent quarters, certain of the costs and other factors influencing that approximated net impact are not expected to recur or are expected to be offset by the benefits associated with these initiatives. Therefore, we do not believe that their anticipated net impact in second quarter net operating profit will be indicative of future periods.

Income before Provision for Taxes

	Three Months Ended
	November 30,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Operating Profit	$6.9	$7.4	$(0.5)	(6.5)%
Percent of net sales	4.4%	4.8%
Other Expense (Income)
Interest Expense, net	1.2	1.4	(0.2)	(13.1)%
Miscellaneous expense, net	0.2	0.4	(0.3)	(62.6)%
Total Other Expense	1.4	1.8	(0.4)	(24.2)%
Income before Provision for Taxes	$5.5	$5.6	$—	(0.6)%
Percent of net sales	3.5%	3.6%

Interest Expense, net in the first quarter of fiscal year 2013 includes $0.2 million of interest income attributable to the above-mentioned $12.5 million bridge loan.  Total Other Expense in the first quarter of fiscal year 2013 remained consistent with that of the same year-ago period.  We increased our borrowings under our 2010 Credit Facility to fund the acquisition of Ecolab’s Vehicle Care division.  While interest associated with our debt is variable in nature, we expect gross interest expense to range between $9.0 million and $10.0 million in our fiscal year 2013.

Provision for Taxes and Net Income

	Three Months Ended
	November 30,		Increase	Percent
(Dollars in millions)	2012	2011	(Decrease)	Change
Income before Provision for Taxes	$5.5	$5.6	$—	(0.6)%
Percent of net sales	3.5%	3.6%
Provision for Income Taxes	2.0	2.0	0.1	3.3%
Effective tax rate	37.0%	35.6%
Net Income	$3.5	$3.6	$(0.1)	(2.7)%

Net Income for the first quarter of fiscal year 2013 declined $0.1 million, or 2.7%, compared with the first quarter of fiscal year 2012. The effective tax rate for the first quarter of fiscal year 2013 was 37.0%, compared with 35.6% in the first quarter of fiscal year 2012. We anticipate that our effective tax rate will range between 36.5% and 37.5% for fiscal year 2013.

Diluted earnings per share generated in the first fiscal quarter of 2013 totaled $0.16, which is consistent with that earned in the same prior year period. However, earnings in the first quarter of fiscal year 2013 were affected by $0.04 per diluted share due to the above-mentioned Acquisition and Integration Costs incurred during that period.

Strategy and Outlook

Our strategy is to strengthen our position as a leading provider of innovative, environmentally sustainable, cleaning and maintenance solutions for commercial and industrial end users.  We have made great progress with transforming our business over the past five years by developing a multi-channel and multi-brand approach designed to serve the customers the way they want to be served.

We sell the majority of our product within the United States, where we believe the applicable market is approximately $19 billion.  Business-to-business supply distributors purchase approximately 44% of all chemicals and maintenance solutions sold within the United States. In fiscal year 2012, distributor sales accounted for approximately 22% of our total revenue, which represents a substantial increase from just five years ago when distributor sales comprised only 1% of our total net sales. Retail establishments purchase approximately 35% of all chemicals and maintenance solutions sold within the U.S. market, and in fiscal year 2012, sales through this channel accounted for approximately 18% of our total revenue.  A third type of end-user purchases cleaning and maintenance chemicals directly from a salesperson that represents the manufacturer. The remaining 21% of the U.S. market is served by this direct-serve channel, and sales through this channel accounted for 60% of our total revenue in fiscal year 2012.

During fiscal year 2012, the business platforms we acquired over the last three years generated organic growth, and we significantly expanded the availability of our Zep Commercial product line with both existing and new retailers.  We augmented this growth by completing two acquisitions in the United Kingdom that expand our European cleaning and maintenance solutions business.  The purchase of Ecolab’s vehicle care division, which closed during the second quarter of our fiscal year 2013, will position us as a leading provider of vehicle care products to professional car washes, auto detailers, and commercial fleet wash customers.  We will continue to invest in the business to grow organically as well as acquisitively, while continuously improving our cost structure.

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

•                  Improve and then expand our international operations by leveraging the strengths of our existing European sales organization, by integrating our recently acquired United Kingdom operations and by evaluating additional acquisition opportunities to expand in other areas of Europe and other regions of the world; and

•                  Grow through strategic acquisitions that will expand our access to markets and utilize the strength of our formulations and industry knowledge to accelerate our growth and profitability.

We seek to achieve financial performance in the top quartile of our peer group of companies by growing our share with existing and new customers and expanding our margins. We must continue to drive economies of scale through our supply chain, administrative functions, and research and development efforts if we are to achieve this level of financial performance. We recently updated our long-term financial objectives and believe that the success of our strategy in creating shareholder value over the next five years will be achieved by attaining:

•                  Revenue of $1 billion;

•                  Annualized EBITDA margin improvement of 50 basis points;

•                  Annualized earnings per share increases of 11 — 13%; and

•                  Returns on invested capital of 15+%.

We face potential execution risk with respect to accomplishing our strategic initiatives. We believe we are operating in a new economic reality, the full impact of which on our customers still remains unknown. While economists have declared an end to the recession, threats to economic stability remain as the market has yet to digest economic uncertainty and other regional issues around the world that could affect the overall economy during our fiscal year 2013. We believe markets reached through our direct-sales organization, which include transportation, food, industrial manufacturing, and government, are strongly correlated to seasonally-adjusted manufacturing employment, overall employment levels and, to some degree, new motor vehicle sales. Sales into this channel are expected to remain soft for the foreseeable future, and we intend to continue managing the business in a way that is not predicated upon a near-term recovery.  Volatility in the commodities markets had a negative impact on our margins and volumes during fiscal year 2012 and could have a negative impact on margins and volumes in the future.  Separately, while we have taken steps intended to mitigate such risk, the December 1, 2012 implementation of our ERP system could create near term disruption within our sales, supply chain and accounting functions.  All these risks notwithstanding, we are encouraged with the organic growth attained in our acquired platforms during fiscal year 2012.  We believe we will continue to benefit from investments in these platforms as well as efforts to stabilize the sales and service organization.  While we will incur acquisition-related costs during fiscal year 2013 and could be adversely affected by the volatility in the raw material commodities markets, we nonetheless expect continued progress toward our long-term financial objectives during fiscal year 2013 and beyond.

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

•                  statements regarding our performance in the remainder of fiscal year 2013;

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

•                  potential disruptions to our business associated with the implementation of our new enterprise resource planning system;

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

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks that may impact the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows due primarily to fluctuation in both interest rates and foreign exchange rates. There have been no material changes to our exposure from market risks from those disclosed in Part II, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” within the Form 10-K.

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

As required by the rules of the Securities and Exchange Commission, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2012. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

During the three months ended November 30, 2012, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REGISTRANT Zep Inc.

DATE: January 7, 2013	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: January 7, 2013	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc. (effective July 7, 2011)	Reference is made to Exhibit 3(b) of registrant’s Form 10-Q as filed with the Securities and Exchange Commission on July 7, 2011, which is incorporated herein by reference.

EXHIBIT 10	(a)	Asset Purchase Agreement, dated October 16, 2012, by and among Ecolab Inc., Zep Vehicle Care Inc., Acuity Holdings, Inc., Zep Industries B.V., Zep IP Holding LLC and Zep Inc.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the SEC on October 17, 2012, which is incorporated by reference herein.

(b)

Amendment No. 1, dated as of October 10, 2012, to Credit Agreement, dated as of July 15, 2010, by and among Zep Inc., Acuity Specialty Products, Inc., JPMorgan Chase Bank, N.A. as administrative agent, and the Lenders party thereto.

Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the SEC on October 17, 2012, which is incorporated by reference herein.

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

*                                         Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets — November 30, 2012 (Unaudited), and August 31, 2012; (ii) Consolidated Statements of Income (Unaudited) — Three Months Ended November 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended November 30, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements (Unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.