Form 10-Q
period 2013-02-28
Zep Inc.
filed 2013-04-09
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Common Stock — $0.01 Par Value — 22,642,268 shares as of March 31, 2013.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements

Zep Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	FEBRUARY 28, 2013	AUGUST 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,428	$3,513
Accounts receivable, less reserve for doubtful accounts of $3,947 at February 28, 2013, and $3,595 at August 31, 2012	97,674	93,522
Inventories	80,385	71,451
Deferred income taxes	6,741	6,702
Prepayments and other current assets	15,434	22,333
Total Current Assets	201,662	197,521
Property, Plant, and Equipment, at cost:
Land	5,642	5,680
Buildings and leasehold improvements	61,448	62,208
Machinery and equipment	123,320	114,310
Total Property, Plant, and Equipment	190,410	182,198
Less - Accumulated depreciation and amortization	106,120	101,277
Property, Plant, and Equipment, net	84,290	80,921
Other Assets:
Goodwill	122,767	84,604
Identifiable intangible assets	132,520	65,707
Deferred income taxes	1,006	979
Other long-term assets	17,133	5,555
Total Other Assets	273,426	156,845
Total Assets	$559,378	$435,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$25,000	$15,000
Accounts payable	52,367	53,461
Accrued compensation	17,967	17,334
Other accrued liabilities	22,272	27,947
Total Current Liabilities	117,606	113,742
Long-term debt, less current maturities	236,733	124,250
Deferred Income Taxes	11,873	8,574
Self-Insurance Reserves, less current portion	2,952	2,954
Other Long-Term Liabilities	16,254	17,850
Commitments and Contingencies (see Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 22,003,731 issued and outstanding at February 28, 2013, and 21,832,328 issued and outstanding at August 31, 2012	220	218
Paid-in capital	99,640	97,481
Retained earnings	61,869	57,367
Accumulated other comprehensive income	12,231	12,851
Total Stockholders’ Equity	173,960	167,917
Total Liabilities and Stockholders’ Equity	$559,378	$435,287

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended February 28 and 29,		For the Six Months Ended February 28 and 29,
	2013	2012	2013	2012

Net Sales	$163,386	$151,715	$321,412	$305,213
Cost of Products Sold	85,946	83,720	169,010	164,291
Gross Profit	77,440	67,995	152,402	140,922
Selling, Distribution, and Administrative Expenses	69,162	62,343	135,953	127,864
Acquisition and Integration Costs	1,633	755	2,878	755
Operating Profit	6,645	4,897	13,571	12,303
Other Expense (Income):
Interest expense, net	2,275	1,368	3,520	2,801
Loss on foreign currency transactions	63	22	81	272
Bargain purchase gain from business combination	—	(613)	—	(613)
Miscellaneous expense, net	191	165	329	332
Total Other Expense	2,529	942	3,930	2,792
Income before Provision for Income Taxes	4,116	3,955	9,641	9,511
Provision for Income Taxes	1,325	1,521	3,369	3,499
Net Income	$2,791	$2,434	$6,272	$6,012
Earnings Per Share:
Basic Earnings per Share	$0.13	$0.11	$0.29	$0.28
Basic Weighted Average Number of Shares Outstanding	21,941	21,763	21,907	21,732
Diluted Earnings per Share	$0.12	$0.11	$0.28	$0.27
Diluted Weighted Average Number of Shares Outstanding	22,351	22,123	22,327	22,182
Dividends Declared per Share	$0.04	$0.04	$0.08	$0.08

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	For the Three Months Ended February 28 and 29,		For the Six Months Ended February 28 and 29,
	2013	2012	2013	2012

Net income	$2,791	$2,434	$6,272	$6,012
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,447)	507	(622)	(2,545)
Other comprehensive income (loss)	(1,447)	507	(622)	(2,545)
Comprehensive income	$1,344	$2,941	$5,650	$3,467

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	SIX MONTHS ENDED FEBRUARY 28 AND 29,
	2013	2012
Cash (Used for) Provided by Operating Activities:
Net income	$6,272	$6,012
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	9,067	6,976
Gain on disposal of fixed assets	(15)	(43)
Excess tax benefits from share-based payments	22	(17)
Other non-cash charges	1,450	1,561
Deferred income taxes	3,233	77
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	2,397	8,999
Inventories	(8,889)	(9,922)
Prepayments and other current assets	(4,895)	(1,498)
Accounts payable	(1,205)	1,285
Accrued compensation and other current liabilities	(5,745)	(8,755)
Self insurance and other long-term liabilities	(1,965)	(1,080)
Other assets	(135)	(1,481)
Net Cash (Used for) Provided by Operating Activities	(408)	2,114
Cash Used for Investing Activities:
Purchases of property, plant, and equipment	(6,356)	(7,502)
Acquisitions, net of cash acquired	(116,827)	(8,243)
Loan to Innovation Partner	—	(12,500)
Proceeds from sale of property, plant, and equipment	15	43
Net Cash Used for Investing Activities	(123,168)	(28,202)
Cash Provided by Financing Activities:
Proceeds from credit facility borrowings	274,308	173,500
Repayments of borrowings from credit facility	(151,825)	(149,750)
Employee stock issuances	733	336
Excess tax benefits from share-based payments	(22)	17
Dividend payments	(1,770)	(1,760)
Net Cash Provided by Financing Activities	121,424	22,343
Effect of Exchange Rate Changes on Cash	67	(155)
Net Change in Cash and Cash Equivalents	(2,085)	(3,900)
Cash and Cash Equivalents at Beginning of Period	3,513	7,219
Cash and Cash Equivalents at End of Period	$1,428	$3,319

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Zep Inc. (“Zep”, the “Company”, “we”, “our”, or “us”) is a leading consumable packaged goods company that manufactures and sells a wide variety of high-performance maintenance and cleaning chemicals that help professionals and prosumers clean, maintain and protect their assets.   Our product portfolio includes anti-bacterial and industrial hand-care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems, and a wide variety of automotive maintenance chemicals, which we market under well recognized brand names, some of which have been in existence since 1896. As a result of our recent acquisition of Ecolab’s vehicle care division, we believe we are now a leading provider of vehicle care products to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers. We are focused on the attractive industry dynamics of the transportation market and the industrial maintenance and repair operation (“MRO”) market, which together now comprise approximately 61% of our revenue with the balance derived from sales into the facilities maintenance vertical.

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

The results of operations for the three and six months ended February 28, 2013 are not necessarily indicative of the results we expect for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year. More specifically, due to the seasonal nature of a portion of our business and the number of available selling days, sales in the second half of our fiscal year have historically exceeded those generated in the first half of the fiscal year.

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

2. ACQUISITION AND LOAN TO INNOVATION PARTNER

Vehicle Care division of Ecolab Inc.

We completed the acquisition of the Vehicle Care division of Ecolab Inc. (“EVC”), effective December 1, 2012 (“Closing Date”), for approximately $116.9 million in cash, subject to post-closing working capital adjustments. In February 2013, we received a return of purchase price totaling $0.1 million pursuant to an agreement involving the final determination of EVC’s Closing Date working capital. The return of cash effectively reduced the purchase price of EVC to $116.8 million, and was offset against Goodwill within our Consolidated Balance Sheets.  The combination of EVC, our existing North American Sales and Service vehicle wash operations, Niagara National LLC and Washtronics of America Inc. created a new platform, “Zep Vehicle Care.”  Zep Vehicle Care — which is based in Minnesota — is a leading provider of vehicle care products, including soaps, polishes, sealants, wheel and tire treatments and air fresheners to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers.  Zep Vehicle Care provides car, truck and fleet wash operators with high efficacy products for their wash tunnels and facilities as well as their retail operations. We financed the acquisition using existing debt capacity under our 2010 Credit Facility. We incurred acquisition and integration-related costs associated with advisory, legal and other services during the six months ended February 28, 2013, of approximately $2.9 million. In addition, we entered into a transition services agreement under which Ecolab will continue to provide certain services to us until December 1, 2013.

The operating results of EVC have been included in our consolidated financial statements commencing as of the Closing Date. Under the acquisition method of accounting, we have made a preliminary allocation of the acquisition price to EVC’s net tangible and intangible assets based on their estimated fair values as of the Closing Date. The excess of the acquisition price over the net tangible and identifiable intangible assets has been recorded as Goodwill within the Consolidated Balance Sheets. This goodwill is not deductible for income tax purposes. Management continues to gather additional information about the fair value of EVC’s acquired assets and liabilities. Accordingly, the allocation of the purchase price presented herein, including amounts recorded as goodwill and intangible assets is preliminary. The allocation may not reflect any final purchase price adjustments made, and could change as the purchase price allocation is finalized. A summary of the preliminary purchase price allocation that is inclusive of the aforementioned final $0.1 million working capital settlement is as follows:

Tangible assets and liabilities
Accounts receivable, and other current assets	6,248
Property, plant and equipment	2,882
Other assets	228
Other liabilities assumed	(931)
Total net tangible assets	$8,427

Identifiable intangible assets
Customer relationships	54,500
Technology (patents and formulations)	4,700
Trademarks	11,000
Goodwill	38,200
Total preliminary estimated purchase price allocation	$116,827

Of the total purchase price, a preliminary estimate of approximately $70.2 million has been allocated to identifiable intangible assets. The value allocated to customer relationships is being amortized on a straight-line basis over a period of 15 years. The value allocated to technology is being amortized on a straight-line basis over a period of nine years. We determined that acquired trademarks have an indefinite useful life. The amortization expense associated with acquired definite-lived intangible assets is expected to approximate $4.2 million during each of the next five years. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized, including expected synergies from the acquisition.

Net sales reflected in the Consolidated Statements of Income for the three months ended February 28, 2013 include $13.8 million of sales generated by EVC subsequent to the acquisition. Income before Provision for Income Taxes reflected in the Consolidated Statements of Income for the three months ended February 28, 2013 includes $0.2 million of earnings generated by EVC subsequent to the acquisition. All costs associated with advisory, legal and other due diligence-related services incurred in connection with acquisition-related activity have been expensed as incurred in accordance with purchase accounting rules. These costs are included in Acquisition and Integration Costs within our Consolidated Statements of Income.

The following unaudited pro forma combined results of operations give effect to the acquisition of EVC as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent our actual consolidated results of operations had the acquisition occurred on the dates assumed, nor are these unaudited pro forma financial statements necessarily indicative of our future consolidated results of operations. We expect to incur costs and realize benefits associated with integrating our operations and EVC. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities, nonrecurring charges directly attributable to purchase accounting, or any benefits that may result from operating efficiencies or revenue synergies.  Therefore, the unaudited pro forma results do not include the EVC-related Acquisition and Integration Costs reflected in our Consolidated Statements of Income for the three and six-month periods ended February 28, 2013.

	Three Months Ended February 28 and 29,		Six Months Ended February 28 and 29,
	2013	2012	2013	2012

Net sales	$163,386	$167,431	$337,829	$336,150
Net income	$3,476	$2,933	$7,934	$6,966
Basic earnings per share	$0.16	$0.13	$0.36	$0.32
Diluted earnings per share	$0.16	$0.13	$0.36	$0.31

Loan to Innovation Partner

On December 19, 2011, we entered into a $12.5 million bridge loan agreement, as lender, with Adco Products, LLC (“Adco”), as borrower (the “Original Loan”).  Adco is a specialty chemical manufacturer that provides products and services to customers in the dry-cleaning industry.  It is an affiliate of Equinox Chemicals, LLC (“Equinox”), a contract research company with research, innovation, product development and commercialization capabilities that reach both domestic and foreign markets.  We recorded the resulting loan receivable within Prepayments and other current assets on our Consolidated Balance Sheets.

On February 28, 2013, we entered into an amended and restated loan and security agreement (the “Amended Loan Agreement”) with Adco.  We entered into the Amended Loan Agreement to, among other things, (i) convert the term of the Original Loan from one year to five years such that the loan now matures on February 28, 2018, and (ii) reduce the outstanding principal amount of the Original Loan by $2.5 million to $10.0 million in exchange for the issuance of warrants in both Adco and Equinox.

In addition, the Amended Loan Agreement amends the Original Loan by changing the per annum interest rate to a rate equal to the lesser of (a) 325 basis points plus the average interest rate payable for the preceding fiscal quarter on our senior secured credit facility that is discussed further in Note 4 of Notes to Consolidated Financial Statements, and (b) 1,000 basis points plus the average prime rate. This interest rate is subject to change in the event we assign the Amended Loan Agreement to a third party.

Adco is required to make certain payments of principal on each June 30 and December 31 through the term of the Amended Loan Agreement. Under certain circumstances, Adco is also required to prepay certain secured obligations with net proceeds from sales of assets. Moreover, Adco is required to meet two financial covenants relating to (i) its earnings before interest and taxes, and (ii) its capital expenditures. The warrants issued to us entitle us to purchase equity interests in Equinox and Adco equal to up to 19% of the then economic, beneficial and other equity interests in each company on a fully diluted basis and subject to certain adjustments. The warrants are exercisable at any time after the earlier of (i) January 31, 2014 or (ii) an event of default occurring under the terms of the Amended Loan Agreement.

The Amended Loan Agreement contains customary protective covenants and default provisions for a term loan facility, including, but not limited to, limitations on liens, investments, dispositions and the incurrence of debt, covenants to preserve limited liability company existence and comply with laws and covenants regarding maintenance of insurance. The default provisions under the Amended Loan Agreement include, among other things, defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The occurrence of an event of default under the Amended Loan Agreement could result in the term loan facility becoming immediately due and payable.

This loan agreement is considered a variable interest and currently provides the majority of Adco’s financing.  In connection with this loan, we also entered into a master service agreement with Equinox, pursuant to which Equinox will provide us with product-development services, and a technology sharing agreement with Equinox for access to new-product technology.  The master service agreement and Amended Loan Agreement collectively do not provide us either ownership in or control of Adco’s operations.

3. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. We state inventories at the lower of cost (on a first-in, first-out or average cost basis) or market.  Inventories consist of the following:

	February 28, 2013	August 31, 2012
Raw materials and supplies	$19,298	$24,852
Work in process	808	899
Finished goods	62,094	47,864
	82,200	73,615
Less: Reserves	(1,815)	(2,164)
Total inventory	$80,385	$71,451

4. DEBT OBLIGATIONS

On July 15, 2010, we entered into a $320 million five-year senior, secured credit facility, as amended (the “2010 Credit Facility”). As of February 28, 2013, $236.7 million of the total $261.7 million in borrowings outstanding under the 2010 Credit Facility have been reflected within Long-term debt, less current maturities on our Consolidated Balance Sheets given our current intent and ability to settle $236.7 million of those borrowings in periods subsequent to February 28, 2014. The short- and long-term classification of debt on our Consolidated Balance Sheets may fluctuate not only in response to repayment of amounts borrowed under the 2010 Credit Facility, but also concurrent with changes in our projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the 2010 Credit Facility approximated 0.2% during the three months ended February 28, 2013. In addition to this base interest rate, our effective interest rate includes an applicable margin that adjusts in accordance with our leverage ratio.  During the three months ended February 28, 2013, this applicable margin has averaged 3.50%.

In October  2012, we amended our 2010 Credit Facility in support of our $116.8 million acquisition of EVC, on December 1, 2012 (the “Amendment”). The primary purpose of the Amendment was to permit the execution and delivery of the Asset Purchase Agreement for the acquisition of EVC and the consummation of the transactions thereunder within the terms and conditions of the 2010 Credit Facility.  The Amendment, among other things, provides that the Asset Purchase Agreement does not result in an event of default under the 2010 Credit Facility. In addition, the Amendment amends the covenant relating to the maximum leverage ratio, which is the ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense), such that we will not permit such ratio, determined as of the end of each of our fiscal quarters, all calculated for us and our subsidiaries on a consolidated basis, to be greater than (a) 4.25 to 1.00 for our second, third and fourth quarters of fiscal year 2013, and the first quarter of fiscal year 2014, (b) 4.00 to 1.00 for our second and third quarters of fiscal year 2014, and (c) 3.75 to 1.00 for our fourth quarter of fiscal year 2014 and each fiscal quarter thereafter; provided that, notwithstanding the foregoing, on and after the date, if any, on which we deliver to the administrative agent a covenant reversion notice, the maximum leverage ratio permitted under the 2010 Credit Facility, as amended, will revert to 3.75 to 1.00. Finally, the Amendment also amends the covenant relating to the fixed charge coverage ratio, which is the ratio of EBITDA (minus certain items) to fixed charges, such that we will not permit such ratio, determined as of the end of each of our fiscal quarters for the period of four consecutive fiscal quarters ending with the end of such fiscal quarter, all calculated for us and our subsidiaries on a consolidated basis, to be less than (x) 1.15 to 1.00 for our second, third and fourth quarters of fiscal year 2013, and the first quarter of fiscal year 2014, (y) 1.20 to 1.00 for our second and third quarters of fiscal year 2014, and (z) 1.25 to 1.00 for our fourth quarter of fiscal year 2014 and each fiscal quarter thereafter; provided that, notwithstanding the foregoing, on and after the date, if any, on which we deliver to the administrative agent a covenant reversion notice, the minimum fixed charge coverage ratio permitted under the 2010 Credit Facility, as amended, will revert to 1.25 to 1.00.

As of February 28, 2013, our credit availability under the 2010 Credit Facility totaled $23.4 million. We remained in compliance with our debt covenants as of February 28, 2013, and we believe that, during the next twelve months, our liquidity and capital resources will be sufficient to meet our working capital, capital expenditure and other anticipated cash requirements, excluding acquisitions, that we may choose to execute in pursuit of our strategic initiatives.  Given our current utilization of the existing 2010 Credit Facility, we will evaluate alternative sources of capital we deem appropriate to support our long-term strategy.

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

Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc.

We are a defendant in Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc., a lawsuit that was commenced in December 2010, and a lawsuit known as Aguilar, et al v. Zep Inc. and Acuity Specialty Products, Inc. that was commenced in December  2012.  The Britto lawsuit is pending in the Superior Court in Alameda County, California,  The Aguilar lawsuit was filed in the Superior Court in Alameda County; however, we removed it to federal court.  The plaintiffs, who are current and former sales representatives employed  by Acuity Specialty Products, Inc., a subsidiary of ours (“Acuity”), allege that Acuity failed to reimburse them for work-related expenses and failed to pay their wages by assessing unlawful deductions from commissions. Messrs. Britto and Cowan are also seeking to recover statutory and/or civil penalties pursuant to the California Labor Private Attorney General Act.

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

We appealed the Court’s July 30, 2012 decision granting the motion for leave to intervene.  On December 20, 2012, the Court of Appeal upheld the Company’s appeal of the trial court’s decision to permit individual plaintiffs to intervene in the lawsuit filed by Messrs. Britto and Cowan.  The decision of the Court of Appeal directs the trial court to deny the motion for leave to intervene and directs the plaintiffs to reimburse the Company for its costs of the appeal.  As a result of the Court of Appeal’s decision, the purported class-action lawsuit filed by Messrs. Britto and Cowan now involves only Messrs. Britto and Cowan.  However, on December 24, 2012, 54 of the current and former sales representatives who sought to intervene in the lawsuit filed by Messrs. Britto and Cowan filed the Aguilar lawsuit in which they asserted against the Company on behalf of themselves individually the same claims that they sought to assert by intervening in the lawsuit filed by Messrs. Britto and Cowan.  This lawsuit seeks to put the named plaintiffs in the same position they would have occupied if they had been allowed to intervene in the lawsuit filed by Messrs. Britto and Cowan.

During our fiscal year ended August 31, 2011, we established a $1.8 million accrual with respect to our potential liability to the plaintiffs in the Britto lawsuit.  During fiscal year 2012, we paid approximately $0.2 million to settle the claims of certain current and former sales representatives and reduced the accrual by such amount.  Based on the facts known as of the time of filing of this Quarterly Report on Form 10-Q, our current accrual of $1.6 million continues to represent our best estimate of the probable settlement cost related to the Britto lawsuit and the Aguilar lawsuit.

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

Amrep’s primary manufacturing location in Marietta, Georgia is the only active site involving property that Amrep owns with respect to which Amrep has been named as a responsible party. With regard to this location, Amrep is responsible for the expected costs of implementing an Amended Corrective Action Plan that was conditionally approved by the EPD in June 2012 under the Georgia Hazardous Response Act. The State of Georgia has introduced a Voluntary Remediation Program (‘‘VRP’’) that provides for a risk-based approach toward environmental remediation. We believe the provisions of the VRP are applicable to the Marietta site.  As of February 28, 2013 liabilities related to the remediation of the Marietta site presented within our Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $7.2 million, which represents our best estimate of remaining remediation costs for this site. We arrived at the current estimates based on studies prepared by independent third party environmental consulting firms. In the future, we will submit an application to enter the Marietta, Georgia site into the VRP.

Additionally, Amrep previously conducted manufacturing operations at an unrelated property in Cartersville, Georgia that has since been sold and where sub-surface contamination exists. Pursuant to the terms of the sale, Amrep has retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address sub-surface contamination at this location. Based on recent data, the contamination has migrated off site and is present at a greater depth than originally anticipated. In the future, we will submit an application to enter the Cartersville, Georgia site into the VRP.  As of February 28, 2013, liabilities related to the remediation of the Cartersville site presented within our Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $0.5 million, which represents our best estimate of remaining remediation costs for this site. The actual cost of remediation of these two sites in Georgia could vary depending upon the results of additional testing and geological studies, the rate at which site conditions may change, the success of initial remediation designed to address the most significant areas of contamination, and changes in regulatory requirements. While it is reasonably possible that the total costs incurred by us in connection with these matters could range up to an aggregate of $16.0 million, management’s best estimate of total remaining remediation costs for these two sites combined is $7.7 million.

6. RESTRUCTURING CHARGES

The fiscal year 2013 changes to our accrued restructuring liability (included within Accrued compensation and Other accrued liabilities on the Consolidated Balance Sheets) are as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2012	$60	$557
Restructuring charges recorded during fiscal year 2013	—	—
Payments made from restructuring accruals	(55)	(191)
Balance as of February 28, 2013	$5	$366

7. EARNINGS PER SHARE

On September 1, 2009, we retrospectively adopted an accounting pronouncement that provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share. This guidance is applicable to us due to a dividend protection feature inherent within certain of our historical equity awards. Awards issued under the fiscal years 2011, 2012 and 2013 annual grants did not include a dividend protection feature, and we do not currently intend to reinstate this provision. Therefore, we expect the impact of this guidance on our earnings per share calculations to diminish over time.  In fact, earnings per share calculated using the two-class method did not differ from that calculated under the treasury method for either of the three and six-month periods ended February 28, 2013 or February 29, 2012.

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

The following table reflects basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	February 28 and 29,		February 28 and 29,
	2013	2012	2013	2012
Basic earnings per share:
Net income	$2,791	$2,434	$6,272	$6,012
Less: Allocation of earnings and dividends to participating securities	(4)	(12)	(10)	(30)
Net income available to common shareholders—basic	$2,787	$2,422	$6,262	$5,982
Basic weighted average shares outstanding	21,941	21,763	21,907	21,732
Basic earnings per share	$0.13	$0.11	$0.29	$0.28
Diluted earnings per share:
Net income available to common shareholders—basic	$2,787	$2,422	$6,262	$5,982
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Net income available to common shareholders—diluted	$2,787	$2,422	$6,262	$5,982
Basic weighted average shares outstanding	21,941	21,763	21,907	21,732
Common stock equivalents (stock options and restricted stock)	410	360	420	450
Diluted weighted average shares outstanding	22,351	22,123	22,327	22,182
Diluted earnings per share	$0.12	$0.11	$0.28	$0.27

For the three month periods ended February 28, 2013 and February 29, 2012, we excluded from our earnings per share calculation 0.9 million and 0.7 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation. For the six month periods ended February 28, 2013 and February 29, 2012, we excluded from our earnings per share calculation
0.8 million and 0.7 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation.

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

During the quarter ended November 30, 2010, in connection with one of our acquisitions, we recorded a $3.75 million earnout liability whose payment is contingent upon earnings targets that are relative to a portion of our business, and which targets are attainable at any time during the three-year earnout period. During the year ended August 31, 2012, we reduced the fair value of this contingent consideration liability to $1.3 million based on our ongoing assessment of the probability that the acquiree will be paid either all or a portion of the contingency.  We recorded the approximate $2.5 million reduction of this liability within Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income. During the three months ended February 28, 2013, we reduced the fair value of this contingent consideration liability to zero based on our ongoing assessment of this liability’s probable ultimate payout.  We believe this adjustment is appropriate given our review of the acquiree’s projected results through the remainder of the earnout period, which concludes on September 30, 2013.  We recorded the approximate $1.3 million reduction of this liability within Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income.

Our determination of this contingent consideration liability’s fair value could change in future periods based upon our ongoing evaluation of its significant unobservable inputs, which include revenue and earnings of the acquiree. We will record any such change in fair value, the likelihood of which we believe is remote, to Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to enhance the understanding and evaluation of our results of operations, financial position, cash flows, indebtedness, and other key financial information as of and for the three and six month periods ended February 28, 2013 and February 29, 2012. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 1. of this Form 10-Q. References made to years are for fiscal year periods. Also, please refer to our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, filed with the SEC on November 8, 2012, for additional information regarding Zep, including our audited consolidated financial statements as of and for each of the three years ended August 31, 2012 and the related notes thereto (the “Form 10-K”).

Overview

Company

We are a leading consumable packaged goods company that manufactures and sells a wide variety of high-performance maintenance and cleaning chemicals that help professionals and prosumers clean, maintain and protect their assets.  Our product portfolio includes anti-bacterial and industrial hand-care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems, and a wide variety of automotive maintenance chemicals, which we market under well recognized brand names, some of which have been in existence since 1896. As a result of our recent acquisition of EVC, we believe we are now a leading provider of vehicle care products to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers. We are focused on the attractive industry dynamics of the transportation market and the industrial maintenance and repair operation (“MRO”) market which together now comprise approximately 61% of our revenue with the balance derived from sales into the facilities maintenance vertical.

Due to the seasonal nature of a portion of our business and the number of available selling days, sales in the second half of our fiscal year have historically exceeded those generated in the first half of the fiscal year. Additional discussion of trends and expectations related to the remainder of fiscal year 2013 and beyond is included within the “Results of Operations” and “Strategy and Outlook” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisitions and Loan to Innovation Partner

Fiscal Year 2012 and 2013 Acquisitions and Loan to Innovation Partner

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

On June 5, 2012, we completed the acquisition of 100% of the outstanding shares of Mykal Industries Limited (“Mykal”), effective June 1, 2012. Mykal, based in the United Kingdom, is a leading manufacturer of a broad range of branded and private label cleaning and degreasing products for the European retail, do-it-yourself (“DIY”) and professional distribution markets.  We are still assessing the assumptions underlying the fair value estimates of assets acquired and liabilities assumed primarily as it relates to acquired identifiable intangible assets. We expect to substantially complete this assessment during the third quarter of fiscal 2013.

We completed the acquisition of the EVC, effective December 1, 2012 (“Closing Date”), for approximately $116.9 million in cash, subject to post-closing working capital adjustments. In February 2013, we received a return of purchase price totaling $0.1 million pursuant to an agreement involving the final determination of EVC’s Closing Date working capital. The return of cash effectively reduced the purchase price of EVC to $116.8 million, and was offset against Goodwill within our Consolidated Balance Sheets. The combination of EVC, our existing North American Sales and Service vehicle wash operations, Niagara and Washtronics created a new platform, “Zep Vehicle Care,” representing approximately 13% of the Company’s net sales.  Zep Vehicle Care, which is based in Minnesota, is a leading provider of vehicle care products, including soaps, polishes, sealants, wheel and tire treatments and air fresheners to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers.  Zep Vehicle Care will provide car, truck and fleet wash operators with high efficacy products for their wash tunnels and facilities as well as their retail operations. We financed the acquisition using existing debt capacity under our 2010 Credit Facility. Additionally, we entered into a transition services agreement under which Ecolab will continue to provide certain services to us until December 1, 2013.

On December 19, 2011, we entered into a $12.5 million bridge loan agreement, as lender, with Adco Products, LLC (“Adco”), as borrower.  Adco is owned by Equinox Chemicals, LLC (“Equinox”), a specialty chemical manufacturer with specialty research, innovation, product development and commercialization capabilities that reach markets globally.  On February 28, 2013, we entered into an amended and restated loan and security agreement (the “Amended Loan Agreement”), with Adco.  We entered into the Amended Loan Agreement to, among other things, (i) convert the term of the original loan from one to five years such that the loan now matures on February 28, 2018, and (ii) reduce the outstanding principal amount of the original loan by $2.5 million to $10.0 million in exchange for the issuance of warrants in both Adco and Equinox. We disclosed additional information regarding our recent acquisitions as well as the Amended Loan Agreement in Note 2 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our 2010 Credit Facility, which provides for a maximum borrowing capacity of $299 million. In October 2012, we amended the 2010 Credit Facility in connection with the purchase of EVC.  This amendment is described further in Note 4 of Notes to Consolidated Financial Statements. As of February 28, 2013, we had approximately $23.4 million available under the 2010 Credit Facility. We also have $7.2 million of industrial revenue bonds that are due in 2018. Our industrial revenue bonds were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in DeSoto, Texas. We have issued outstanding letters of credit totaling $11.8 million as of February 28, 2013, primarily for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs as well as supporting certain environmental obligations. These letters of credit were outstanding under the 2010 Credit Facility as of February 28, 2013, and thereby reduced the total availability under the credit facility by such amount. As of February 28, 2013, we had $1.4 million in cash and cash equivalents of which $1.0 million was held by our foreign subsidiaries. Cash and cash equivalents held by our foreign subsidiaries averaged $8.1 million during the three months ended February 28, 2013. If in the future it becomes necessary to use all or a portion of the accumulated earnings generated by our foreign subsidiaries for our U.S. operations, we would be required to accrue and pay U.S. federal income taxes on the funds repatriated for use within our U.S. operations. Our plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. Rather, our intent is to reinvest earnings generated by our foreign subsidiaries indefinitely outside of the United States for purposes including but not limited to growing our international operations through acquisitions.

Net debt, which is defined as Current maturities of long-term debt plus Long-term debt, less current maturities minus Cash and cash equivalents, as of February 28, 2013 was $260.3 million; an increase of $124.6 million compared with August 31, 2012. The increase in net debt primarily reflects the increased borrowings required to fund our December 1, 2012 acquisition of the EVC ($116.8 million), capital expenditures during the six months ended February 28, 2013 ($6.4 million), and dividend payments during the previous six months ($1.8 million).

We remained in compliance with our debt covenants as of February 28, 2013, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months, excluding acquisitions that we may choose to execute in pursuit of our strategic initiatives. Given current utilization of the existing 2010 Credit Facility, we will evaluate alternative sources of capital we deem appropriate to support our long-term strategy. In addition, we have an effective shelf registration statement that registers the issuance of up to an aggregate of $300 million of equity, debt, and certain other types of securities. The net proceeds from the sale of any securities pursuant to the shelf registration statement may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures as well as to service our existing debt obligations. Net cash used by our operating activities totaled $0.4 million during the first six months of fiscal year 2013, compared with net cash provided by operating activities of $2.1 million in the prior year period. The decrease in cash flow provided by operating activities primarily resulted from changes within operating working capital, which we calculate by adding Accounts Receivable and Inventories, and subtracting Accounts Payable.  Cash used by operating working capital increased $8.1 million in the first six months of fiscal year 2013 compared with the same year ago period.  This increase in cash used to fund operating working capital is due in part to a temporary delay in the collection of accounts receivable from certain of our customers as well as a temporary increase in inventory.  Both of these conditions primarily resulted from the December 1, 2012 implementation of our new enterprise resource planning (“ERP”) system.  We have substantially returned the functionality of our operating systems and processes to their pre-December 1, 2012 capacity.  We will utilize our new systems and processes to improve our current net trade cycle, and we expect our operating activities to generate cash in the second half of the current fiscal year.

Management believes that investing in assets and programs that will over time increase the return on our invested capital is a key factor in creating stockholder value. We invested $6.4 million and $7.5 million in such assets in first six months of fiscal years 2013 and 2012, respectively. We expect to make capital expenditures of approximately $14.0 million to $15.0 million in fiscal year 2013.

Results of Operations

Second Quarter of Fiscal Year 2013 Compared with Second Quarter of Fiscal Year 2012

The following table sets forth information comparing the components of net income for the three months ended February 28, 2013 with the three months ended February 29, 2012. Both dollar and percentage changes included within the tables below were calculated from our Consolidated Statements of Income.

	Three Months Ended
	February 28 and 29,		Percent
(Dollars in millions)	2013	2012	Change
Net Sales	$163.4	$151.7	7.7%
Gross Profit	$77.4	$68.0	13.9%
Percent of net sales	47.4%	44.8%
Operating Profit	$6.6	$4.9	35.7%
Percent of net sales	4.1%	3.2%
Income before Provision for Taxes	$4.1	$4.0	4.1%
Percent of net sales	2.5%	2.6%
Net Income	$2.8	$2.4	14.7%

Net Sales

Net Sales totaled $163.4 million in the second quarter of fiscal year 2013 compared with $151.7 million in the second quarter of fiscal year 2012, an increase of $11.7 million, or 7.7%. Acquired revenues added $17.4 million to Net Sales during this comparative period.  Higher selling prices contributed $2.0 million to revenue growth during the second quarter of fiscal year 2013. The effect of higher selling prices in the current quarter was more than offset by a volume-related sales decline of $8.0 million.  We attribute approximately $5.0 million and $2.5 million of this volume decline, respectively, to the temporary disruption associated with our December 1, 2012 ERP implementation and the fact that the second quarter of fiscal year 2013 had one less selling day than the same year ago period. We achieved organic revenue growth with automotive and retail customers during the three months ended February 28, 2013.  We define organic revenue growth as incremental revenue growth in constant currency recognized during the comparative period that did not originate from acquisitions.  We experienced declines in sales into the government and janitorial/sanitation end markets during this same period.  The remaining $0.3 million change in Net Sales resulted from fluctuations in certain foreign currency markets.

Gross Profit

	Three Months Ended
	February 28 and 29,		Increase	Percent
(Dollars in millions)	2013	2012	(Decrease)	Change
Net Sales	$163.4	$151.7	$11.7	7.7%
Cost of Products Sold	85.9	83.7	2.2	2.7%
Percent of net sales	52.6%	55.2%
Gross Profit	$77.4	$68.0	$9.4	13.9%
Percent of net sales	47.4%	44.8%

Gross Profit increased $9.4 million, or 13.9%, to $77.4 million in the second quarter of fiscal year 2013 compared with $68.0 million in the second quarter of fiscal year 2012. Gross profit margin was 47.4% in the second quarter of fiscal year 2013, an increase of 260 basis points during this comparative period due to improved material margins.  Approximately half of this 260 basis point improvement in gross profit margin is attributable to the inclusion of EVC within our second quarter results.  The remaining improvement is primarily due to the finalization of certain volume based, calendar year distributor marketing programs.

Operating Profit

	Three Months Ended
	February 28 and 29,		Increase	Percent
(Dollars in millions)	2013	2012	(Decrease)	Change
Gross Profit	$77.4	$68.0	$9.4	13.9%
Percent of net sales	47.4%	44.8%
Selling, Distribution, and Administrative Expenses	69.2	62.3	6.8	10.9%
Percent of net sales	42.3%	41.1%
Acquisition and Integration Costs	1.6	0.8	0.9	116.3%
Operating Profit	$6.6	$4.9	$1.7	35.7%
Percent of net sales	4.1%	3.2%

Operating Profit increased $1.7 million in the second quarter of fiscal year 2013 to $6.6 million compared with
$4.9 million in the second quarter of fiscal year 2012. Operating profit margin increased approximately 90 basis points during this comparative period due primarily to the increase in gross profit margin.  Selling, Distribution and Administrative Expenses increased as a percentage of Net Sales in the second quarter of fiscal year 2013 by approximately 120 basis points compared with the second quarter of fiscal year 2012. This increase was due to higher compensation-related costs associated with both performance-based incentive programs and the discontinuance of internal use software-related salary capitalization (170 basis points), to incremental amortization associated with the assets acquired with our purchase of EVC (60 basis points), and to increased depreciation expense associated with the ERP implementation (30 basis points).  The $1.3 million adjustment to the contingent consideration liability (described further in Note 8 of Notes to Consolidated Financial Statements) reduced overall Selling, Distribution, and Administration Expenses in the second quarter of fiscal year 2013 by 80 basis points.  Lower legal-related costs recognized in the current quarter also favorably affected Selling, Distribution, and Administration Expenses as a percentage of Net Sales by 60 basis points.

During the second quarter of fiscal year 2013, we incurred Acquisition and Integration Costs of approximately $1.6 million associated with the acquisition of EVC as well as the continued integration of recently acquired operations in the United Kingdom.  During the second quarter of fiscal year 2012, we incurred Acquisition and Integration Costs of approximately $0.8 million associated with the acquisition of the Hale Group.

As discussed, we implemented a new ERP system effective December 1, 2012, and, at that time, we began depreciating previously capitalized costs associated with this implementation.  On an annual basis, during the next ten years, we expect incremental depreciation associated with this ERP system to total approximately $2.1 million.  In connection with our acquisition of EVC, we entered into a transition services agreement (“TSA”) with Ecolab.  We began incurring costs related to the TSA during the second quarter of our fiscal year 2013.  We expect these costs will total approximately $1.4 million during fiscal year 2013.  Ultimate costs incurred in connection with the TSA will vary depending upon our usage of the previous owner’s services and the duration of that period.  Additionally, in connection with the acquisition of EVC, we previously disclosed that we anticipated incurring professional and consulting fees in an amount ranging between $1.0 million and $1.5 million.  We incurred approximately $1.0 million of such costs during the second quarter of our fiscal year 2013, which are reflected within Acquisition and Integration Costs.  These estimates of professional, consulting and TSA-related fees do not reflect the total anticipated costs or benefits of the broader EVC integration effort.

We incurred approximately $0.1 million of costs associated with legal defense fees during the second quarter of fiscal year 2013.  Legal defense fees incurred during this period pertain to the Britto and Aguilar lawsuits that are detailed in Note 5 of Notes to Consolidated Financial Statements.  We recognize all legal costs in Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income.

Income before Provision for Taxes

	Three Months Ended
	February 29 and 28,		Increase	Percent
(Dollars in millions)	2013	2012	(Decrease)	Change
Operating Profit	$6.6	$4.9	$1.7	35.7%
Percent of net sales	4.1%	3.2%
Other Expense (Income)
Interest Expense, net	2.3	1.4	0.9	66.3%
(Gain) Loss on foreign currency transactions	0.1	0.0	0.0	186.4%
Bargain purchase gain	—	(0.6)	0.6	100%
Miscellaneous expense	0.2	0.2	0.0	15.2%
Total Other Expense	2.5	0.9	1.6	168.4%
Income before Provision for Taxes	$4.1	$4.0	$0.2	4.1%
Percent of net sales	2.5%	2.6%

Interest Expense, net in the second quarter of fiscal year 2013 increased $0.9 million due to the increased borrowings under our 2010 Credit Facility that we used to finance our acquisition of EVC.  In fiscal year 2012, we acquired Washtronics and recorded a bargain purchase gain of approximately $0.6 million in connection with that transaction.  The bargain purchase gain recorded in fiscal year 2012 did not recur in fiscal year 2013.

Provision for Taxes and Net Income

	Three Months Ended
	February 28 and 29,		Increase	Percent
(Dollars in millions)	2013	2012	(Decrease)	Change
Income before Provision for Taxes	$4.1	$4.0	$0.2	4.1%
Percent of net sales	2.5%	2.6%
Provision for Income Taxes	1.3	1.5	(0.2)	(12.8)%
Effective tax rate	32.2%	38.5%
Net Income	$2.8	$2.4	$0.4	14.7%

Net Income for the second quarter of fiscal year 2013 increased $0.4 million, or 14.7%, compared with the second quarter of fiscal year 2012. The effective tax rate for the second quarter of fiscal year 2013 was 32.2%, compared with 38.5% in the second quarter of fiscal year 2012. Our effective tax rate declined compared with the same prior year period primarily due to the non-recurrence of prior year acquisition costs that were incurred in the U.K. and that were non-deductible, as well as the extension of the U.S.-based research and development credit, which was retroactive to January 1, 2012.  Diluted earnings per share generated in the second fiscal quarter of 2013 totaled $0.12, compared with $0.11 in the same prior year period.

First Six Months of Fiscal Year 2013 Compared with First Six Months of Fiscal Year 2012

The following table sets forth information comparing the components of net income for the first six months ended
February 28, 2013 with the first six months ended February 29, 2012. Both dollar and percentage changes included within the tables below were calculated from our Consolidated Statements of Income:

	Six Months Ended
	February 28 and 29,		Percent
(Dollars in millions)	2013	2012	Change
Net Sales	$321.4	$305.2	5.3%
Gross Profit	152.4	140.9	8.1%
Percent of net sales	47.4%	46.2%
Operating Profit	13.6	12.3	10.3%
Percent of net sales	4.2%	4.0%
Income before Provision for Taxes	9.6	9.5	1.4%
Percent of net sales	3.0%	3.1%
Net Income	$6.3	$6.0	4.3%

Net Sales

Net sales totaled $321.4 million in the six months ended February 28, 2013, compared with $305.2 million in the same prior year period, an increase of $16.2 million or 5.3%. Acquired revenues added $20.9 million to Net Sales during this comparative period.  Higher selling prices contributed $4.1 million of revenue growth during the first six months of fiscal year 2013.  The effect of higher selling prices in the first half of fiscal year 2013 was more than offset by a volume-related sales decline of $8.8 million.  We attribute approximately $5.0 million and $2.5 million of this volume decline, respectively, to the temporary disruption associated with our December 1, 2012 ERP implementation and the fact that the first half of fiscal year 2013 had one less selling day than the same year ago period.  Net Sales in the first six months of fiscal year 2013 reflected mixed results as growth in the automotive aftermarket, home improvement retail, and food processing end-markets was more than offset by sales volume declines in other end-markets including government and institutional end markets.  Fluctuation in foreign currency exchange had a negligible impact on Net Sales during the first half of fiscal year 2013.

Gross Profit

	Six Months Ended
	February 28 and 29,		Increase	Percent
(Dollars in millions)	2013	2012	(Decrease)	Change
Net Sales	$321.4	$305.2	$16.2	5.3%
Cost of Products Sold	169.0	164.3	4.7	2.9%
Percent of net sales	52.6%	53.8%
Gross Profit	152.4	140.9	11.5	8.1%
Percent of net sales	47.4%	46.2%

Gross profit increased $11.5 million, or 8.1% to $152.4 million in the first six months of fiscal year 2013 compared with $140.9 million in the prior year period. Gross profit margin was 47.4% in the first half of fiscal year 2013, representing an approximate 120 basis point increase from the first half of fiscal year 2012. The improvement in gross profit margin was due primarily to the consolidation of EVC’s post-acquisition operating results as well as improved raw material margins compared with the same year ago period.

Operating Profit

	Six Months Ended
	February 28 and 29,		Increase	Percent
(Dollars in millions)	2013	2012	(Decrease)	Change
Gross Profit	$152.4	$140.9	$11.5	8.1%
Percent of net sales	47.4%	46.2%
Selling, Distribution, and Administrative Expenses	136.0	127.9	8.1	6.3%
Percent of net sales	42.3%	41.9%
Acquisition Costs	2.9	0.8	2.1	281.2%
Operating Profit	$13.6	$12.3	$1.3	10.3%
Percent of net sales	4.2%	4.0%

Operating profit increased $1.3 million in the first six months of fiscal year 2013 to $13.6 million compared with $12.3 million in the prior year period. Operating profit margin was 4.2% in the first half of fiscal year 2013 compared with 4.0% in the first half of fiscal year 2012. Selling, Distribution and Administrative Expenses as a percentage of Net Sales increased in the first six months of fiscal year 2013 by approximately 40 basis points compared with the same prior year period. This increase was due to higher compensation related costs associated with both performance-based incentive programs and the discontinuance of internal use software-related salary capitalization (30 basis points), to incremental amortization associated with the assets acquired with our purchase of EVC (30 basis points), and to increased depreciation expense associated with the ERP implementation (20 basis points).  The $1.3 million adjustment to the contingent consideration liability (disclosed in Note 8 of Notes to Consolidated Financial Statements) reduced overall Selling, Distribution, and Administration Expenses as a percentage of Net Sales in the second quarter of fiscal year 2013 by 40 basis points.

We incurred acquisition costs of approximately $2.9 million due to our acquisition of EVC as well as the continued integration of recently acquired operations in the United Kingdom during the first six months of fiscal year 2013. During the first half of fiscal year 2012, we incurred Acquisition and Integration Costs of approximately $0.8 million in connection with the acquisition of the Hale Group.

We incurred a total of approximately $0.8 million of costs associated with legal defense fees and settlement costs during the first six months of fiscal year 2013.  Legal defense fees of $0.6 million incurred during this period pertain to the Britto and Aguilar lawsuits that are detailed in Note 5 of Notes to Consolidated Financial Statements.  We anticipate that we will incur legal defense fees of approximately $1.7 million to $2.0 million during fiscal year 2013 in connection with the Britto and Aguilar lawsuits.  Settlement costs incurred during the first six months of fiscal year 2013 pertain to another, unrelated lawsuit that was also pending in California.  We recognize all legal costs in Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income.

Income before Provision for Taxes

	Six Months Ended
	February 28 and 29,		Increase	Percent
(Dollars in millions)	2013	2012	(Decrease)	Change
Operating Profit	$13.6	$12.3	$1.3	10.3%
Percent of net sales	4.2%	4.0%
Other Expense (Income)
Interest Expense, net	3.5	2.8	0.7	25.7%
Loss (Gain) on foreign currency transactions	0.1	0.3	(0.2)	(70.2)%
Bargain purchase gain	—	(0.6)	0.6	(100)%
Miscellaneous expense	0.3	0.3	0.0	(0.9)%
Total Other Expense	3.9	2.8	1.1	40.8%
Income before Provision for Taxes	$9.6	$9.5	$0.1	1.4%
Percent of net sales	3.0%	3.1%

Interest Expense, net in the first six months of fiscal year 2013 increased $0.7 million due to the increased borrowings made from our 2010 Credit Facility in connection with the acquisition of EVC.  In fiscal year 2012, we acquired Washtronics and recorded a bargain purchase gain of approximately $0.6 million in connection with that transaction.  The bargain purchase gain recorded in fiscal year 2012 did not recur in fiscal year 2013. While interest associated with our debt is variable in nature, we expect gross interest expense to range between $9.0 million and $10.0 million in our fiscal year 2013.

Provision for Taxes and Net Income

	Six Months Ended
	February 28 and 29,		Increase	Percent
(Dollars in millions)	2013	2012	(Decrease)	Change
Income before Provision for Taxes	$9.6	$9.5	$0.1	1.4%
Percent of net sales	3.0%	3.1%
Provision for Income Taxes	3.4	3.5	(0.1)	(3.7)%
Effective tax rate	34.9%	36.8%
Net Income	$6.3	$6.0	$0.3	4.3%

Net income for the first half of fiscal year 2013 increased $0.3 million, or 4.3%, to $6.3 million, compared with $6.0 million reported in the prior year period.  The effective tax rate for the first half of fiscal year 2013 was 34.9%, compared with 36.8% in the prior year period.  Our effective tax rate declined compared with the same prior year period primarily due to the non-recurrence of prior year acquisition costs that were incurred in the U.K. and that were non-deductible, as well as the extension of the U.S.-based research and development credit, which was retroactive to January 1, 2012.  We anticipate our effective tax rate to range between 36% and 37% for fiscal year 2013. Diluted earnings per share generated in the first six months of fiscal year 2013 totaled $0.28, compared with $0.27 in the same prior year period.

Strategy and Outlook

Our strategy is to strengthen our position as a leading consumable packaged goods company that manufactures and sells a wide variety of high-performance maintenance and cleaning chemicals that help professionals and prosumers clean, maintain and protect their assets.  We have made great progress with transforming our business over the past five years by developing a multi-channel and multi-brand approach designed to serve the customers the way they want to be served.

We sell the majority of our product within the United States, where we believe the applicable market is approximately $19 billion.  Business-to-business supply distributors purchase approximately 44% of all chemicals and maintenance solutions sold within the United States. In fiscal year 2012, distributor sales accounted for approximately 22% of our total revenue, which represents a substantial increase from just five years ago when distributor sales comprised only 1% of our total net sales. Retail establishments purchase approximately 35% of all chemicals and maintenance solutions sold within the U.S. market, and in fiscal year 2012, sales through this channel accounted for approximately 18% of our total revenue.  A third type of end-user purchases cleaning and maintenance chemicals directly from a salesperson that represents the manufacturer or through closed loop distribution. The remaining 21% of the U.S. market is served by this direct-serve channel, and sales through this channel accounted for 60% of our total revenue in fiscal year 2012.

During fiscal year 2012, the business platforms we acquired over the last three years generated organic growth, and we significantly expanded the availability of our Zep Commercial product line with both existing and new retailers.  We augmented this growth by completing two acquisitions in the United Kingdom that expanded our European cleaning and maintenance solutions business.  We believe the purchase of EVC, which closed during the second quarter of our fiscal year 2013, positioned us as a leading provider of vehicle care products to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers.  We intend to continue to invest in our business to grow organically as well as acquisitively, while continuously seeking to improve our cost structure.

During fiscal year 2013, we intend to continue the following actions in pursuit of our strategic goals:

•                  Profitably expand our business through distributors by offering a variety of products focused towards the category management strategies of distributors. We will leverage our recently acquired assets and brands to penetrate further this channel;

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

•                  Annualized earnings per share increases of 11 to 13%; and

•                  Return on invested capital of 15%.

We face potential execution risk with respect to accomplishing our strategic initiatives. While economists have declared an end to the recession, threats to economic stability — particularly in Europe — remain as the market has yet to digest economic uncertainty and other regional issues around the world that could affect the overall economy during our fiscal year 2013. We believe markets reached through our direct-sales organization, which include transportation, food, industrial manufacturing, and government, are strongly correlated to seasonally-adjusted manufacturing employment, overall employment levels and, to some degree, new motor vehicle sales. Sales into this channel are expected to remain soft for the foreseeable future, and we intend to continue managing the business in a way that is not predicated upon a near-term recovery.  Volatility in the commodities markets had a negative impact on our margins and volumes during fiscal year 2012 and could have a negative impact on margins and volumes in the future.  Finally, we operate in an industry that is highly competitive.  All these risks notwithstanding, we are encouraged with the organic growth attained in our acquired platforms during fiscal year 2012.  We believe we will continue to benefit from investments in these platforms as well as efforts to stabilize the sales and service organization.  While we will continue to incur acquisition-related costs during fiscal year 2013 and could be adversely affected by the volatility in the raw material commodities markets, we nonetheless expect continued progress toward our long-term financial objectives during fiscal year 2013 and beyond.

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

As required by the rules of the Securities and Exchange Commission, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of February 28, 2013. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Except as set forth below, during the three months ended February 28, 2013, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

On December 1, 2012, we completed our acquisition of EVC.  We are currently integrating policies, processes, people, technology and operations for the combined company.  Management will continue to evaluate our internal control over financial reporting as we execute integration activities.  Separately, on December 1, 2012, a portion of our business activated a new enterprise resource planning system.  We are currently integrating policies, processes, people, and operations in connection with this implementation.  Management will continue to evaluate our internal control over financial reporting as we execute implementation activities.

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

REGISTRANT Zep Inc.

DATE: April 9, 2013	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: April 9, 2013	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc. (effective July 7, 2011)	Reference is made to Exhibit 3(b) of registrant’s Form 10-Q as filed with the Securities and Exchange Commission on July 7, 2011, which is incorporated herein by reference.

EXHIBIT 10	(a)	Amended and Restated Loan and Security Agreement, dated as of February 28, 2013, by and between Adco Products, LLC, as borrower, and Acuity Specialty Products, Inc., as lender.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the SEC on March 6, 2013, which is incorporated by reference herein.

EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Section 1350 Certification, signed by John K. Morgan	Furnished with the Securities and Exchange Commission as part of this Form 10-Q.

	(b)	Section 1350 Certification, signed by Mark R. Bachmann	Furnished with the Securities and Exchange Commission as part of this Form 10-Q.

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

EXHIBIT 101.CAL XBRL                                               Taxonomy Extension Calculation Linkbase Document*

EXHIBIT 101.DEF XBRL                                                 Taxonomy Extension Definition Linkbase Document*

EXHIBIT 101.LAB XBRL                                               Taxonomy Extension Label Linkbase Document*

EXHIBIT 101.PRE XBRL                                                 Taxonomy Extension Presentation Linkbase Document*

*                                         Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets — February 28, 2013 (Unaudited), and August 31, 2012; (ii) Consolidated Statements of Income (Unaudited) — Three and Six Months Ended February 28, 2013 and February 29, 2012; (iii) Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended February 28, 2013 and February 29, 2012; and (iv) Notes to Consolidated Financial Statements (Unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.