Form 10-Q
period 2013-05-31
Zep Inc.
filed 2013-07-02
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Common Stock — $0.01 Par Value — 22,681,246 shares as of June 25, 2013.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements

Zep Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	MAY 31, 2013	AUGUST 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,754	$3,513
Accounts receivable, less reserve for doubtful accounts of $4,215 at May 31, 2013, and $3,595 at August 31, 2012	107,224	93,522
Inventories	74,655	71,451
Deferred income taxes	6,733	6,702
Prepayments and other current assets	15,338	22,333
Total Current Assets	206,704	197,521
Property, Plant, and Equipment, at cost:
Land	5,418	5,680
Buildings and leasehold improvements	60,699	62,208
Machinery and equipment	125,252	114,310
Total Property, Plant, and Equipment	191,369	182,198
Less - Accumulated depreciation and amortization	109,137	101,277
Property, Plant, and Equipment, net	82,232	80,921
Other Assets:
Goodwill	122,729	84,604
Identifiable intangible assets	130,456	65,707
Deferred income taxes	998	979
Other long-term assets	17,040	5,555
Total Other Assets	271,223	156,845
Total Assets	$560,159	$435,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$25,000	$15,000
Accounts payable	57,313	53,461
Accrued compensation	18,900	17,334
Other accrued liabilities	32,991	27,947
Total Current Liabilities	134,204	113,742
Long-term debt, less current maturities	214,420	124,250
Deferred Income Taxes	12,742	8,574
Self-Insurance Reserves, less current portion	2,807	2,954
Other Long-Term Liabilities	15,367	17,850
Commitments and Contingencies (see Note 5)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 22,047,895 issued and outstanding at May 31, 2013, and 21,832,328 issued and outstanding at August 31, 2012	220	218
Paid-in capital	101,291	97,481
Retained earnings	67,242	57,367
Accumulated other comprehensive income	11,866	12,851
Total Stockholders’ Equity	180,619	167,917
Total Liabilities and Stockholders’ Equity	$560,159	$435,287

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2013	2012	2013	2012

Net Sales	$185,988	$176,625	$507,400	$481,838
Cost of Products Sold	99,095	94,893	268,105	259,184
Gross Profit	86,893	81,732	239,295	222,654
Selling, Distribution, and Administrative Expenses	74,479	66,357	210,432	194,221
Acquisition and Integration Costs	60	263	2,938	1,018
Operating Profit	12,354	15,112	25,925	27,415
Other Expense (Income):
Interest expense, net	2,963	1,343	6,483	4,143
Loss on foreign currency transactions	60	104	141	376
Bargain purchase gain from business combination	—	—	—	(613)
Miscellaneous expense, net	(279)	(101)	50	231
Total Other Expense	2,744	1,346	6,674	4,137
Income before Provision for Income Taxes	9,610	13,766	19,251	23,278
Provision for Income Taxes	3,355	5,144	6,724	8,643
Net Income	$6,255	$8,622	$12,527	$14,635
Earnings Per Share:
Basic Earnings per Share	$0.28	$0.39	$0.57	$0.67
Basic Weighted Average Number of Shares Outstanding	22,021	21,800	21,943	21,753
Diluted Earnings per Share	$0.28	$0.39	$0.56	$0.66
Diluted Weighted Average Number of Shares Outstanding	22,512	22,144	22,394	22,164
Dividends Declared per Share	$0.04	$0.04	$0.12	$0.12

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2013	2012	2013	2012

Net income	$6,255	$8,622	$12,527	$14,635
Other comprehensive income (loss):
Foreign currency translation adjustment	(363)	(2,991)	(985)	(5,536)
Other comprehensive income (loss)	(363)	(2,991)	(985)	(5,536)
Comprehensive income	$5,892	$5,631	$11,542	$9,099

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	NINE MONTHS ENDED MAY 31,
	2013	2012
Cash Provided by Operating Activities:
Net income	$12,527	$14,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,475	10,595
Gain on disposal of fixed assets	(22)	(37)
Excess tax benefits from share-based payments	72	(5)
Other non-cash charges	2,812	2,755
Deferred income taxes	4,148	879
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(7,347)	(521)
Inventories	(3,238)	(13,109)
Prepayments and other current assets	(4,798)	(3,351)
Accounts payable	3,821	7,723
Accrued compensation and other current liabilities	(2,020)	1,491
Self insurance and other long-term liabilities	(2,998)	(3,816)
Other assets	582	(1,797)
Net Cash Provided by Operating Activities	18,014	15,442
Cash Used for Investing Activities:
Purchases of property, plant, and equipment	(8,534)	(12,864)
Acquisitions, net of cash acquired	(116,827)	(8,243)
Loan to Innovation Partner	—	(12,500)
Proceeds from the sale of property, plant, and equipment	22	37
Net Cash Used for Investing Activities	(125,339)	(33,570)
Cash Provided by Financing Activities:
Proceeds from credit facility borrowings	338,608	239,100
Repayments of borrowings from credit facility	(238,438)	(217,725)
Proceeds from secured borrowings	8,001	—
Employee stock issuances	1,070	381
Excess tax benefits from share-based payments	(72)	5
Dividend payments	(2,652)	(2,636)
Net Cash Provided by Financing Activities	106,517	19,125
Effect of Exchange Rate Changes on Cash	49	(527)
Net Change in Cash and Cash Equivalents	(759)	470
Cash and Cash Equivalents at Beginning of Period	3,513	7,219
Cash and Cash Equivalents at End of Period	$2,754	$7,689

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Zep Inc. (“Zep”, the “Company”, “we”, “our”, or “us”) is a leading consumable chemical packaged goods company that manufactures and sells a wide variety of high-performance maintenance and cleaning chemicals that help professionals and prosumers clean, maintain and protect their assets.   Our product portfolio includes anti-bacterial and industrial hand-care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems, and a wide variety of automotive maintenance chemicals, which we market under well recognized brand names, some of which have been in existence since 1896. As a result of our recent acquisition of Ecolab Inc.’s (“Ecolab”) Vehicle Care Division, we are now a leading provider of vehicle care products to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers. We are focused on the attractive industry dynamics of the transportation market and the industrial maintenance and repair operation (“MRO”) market, which together now comprise approximately 61% of our revenue with the balance derived from sales into the facilities maintenance vertical.

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

The results of operations for the three and nine months ended May 31, 2013 are not necessarily indicative of the results we expect for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year. More specifically, due to the seasonal nature of a portion of our business and the number of available selling days, sales in the second half of our fiscal year have historically exceeded those generated in the first half of the fiscal year.

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

2. ACQUISITION AND LOAN TO INNOVATION PARTNER

Vehicle Care division of Ecolab Inc.

We completed the acquisition of Ecolab’s Vehicle Care division (“EVC”), effective December 1, 2012 (“Closing Date”), for approximately $116.9 million in cash, subject to post-closing working capital adjustments. In February 2013, we received a return of purchase price totaling $0.1 million pursuant to an agreement involving the final determination of EVC’s Closing Date working capital. The return of cash effectively reduced the purchase price of EVC to $116.8 million, and was offset against Goodwill within our Consolidated Balance Sheets.  The combination of EVC, our existing North American Sales and Service vehicle wash operations, and Niagara National LLC (“Niagara”) created a new platform that we refer to as “Zep Vehicle Care.”  Zep Vehicle Care — which is based in Minnesota — is a leading provider of vehicle care products, including soaps, polishes, sealants, wheel and tire treatments and air fresheners to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers.  Zep Vehicle Care provides car, truck and fleet wash operators with high efficacy products for their wash tunnels and facilities. We financed the acquisition using existing debt capacity under the 2010 Credit Facility (as defined in Note 4 of Notes to Consolidated Financial Statements). We incurred acquisition and integration-related costs associated with advisory, legal and other services during the nine months ended May 31, 2013, of approximately $2.9 million, of which, $1.6 million is related to the EVC acquisition. In addition, we entered into a transition services agreement under which Ecolab will continue to provide certain services to us until December 1, 2013.

The operating results of EVC have been included in our consolidated financial statements commencing as of the Closing Date. Under the acquisition method of accounting, we made a preliminary allocation of the acquisition price to EVC’s net tangible and intangible assets based on their estimated fair values as of the Closing Date. The excess of the acquisition price over the net tangible and identifiable intangible assets has been recorded as Goodwill within the Consolidated Balance Sheets. This goodwill is not deductible for income tax purposes. Management continues to gather additional information about the fair value of EVC’s acquired assets and liabilities. Accordingly, the allocation of the purchase price presented herein, including amounts recorded as goodwill and intangible assets, is preliminary. The allocation may not reflect any final purchase price adjustments made, and could change as the purchase price allocation is finalized. A summary of the preliminary purchase price allocation that is inclusive of the aforementioned final $0.1 million working capital settlement is as follows:

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

Net sales reflected in the Consolidated Statements of Income for the three and nine months ended May 31, 2013 include $17.4 million and $31.2 million, respectively, of sales generated by EVC subsequent to the acquisition. Income before Provision for Income Taxes reflected in the Consolidated Statements of Income for the three and nine months ended May 31, 2013 includes $1.3 million and $0.5 million, respectively, of earnings generated by EVC subsequent to the acquisition. All costs associated with advisory, legal and other due diligence-related services incurred in connection with acquisition-related activity were expensed as incurred in accordance with purchase accounting rules. These costs are included in Acquisition and Integration Costs within our Consolidated Statements of Income.

The following unaudited pro forma combined results of operations give effect to the acquisition of EVC as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent our actual consolidated results of operations had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of our future consolidated results of operations. We expect to incur costs and realize benefits associated with integrating our operations and EVC. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities, nonrecurring charges directly attributable to purchase accounting, or any benefits that may result from operating efficiencies or revenue synergies.  Therefore, the unaudited pro forma results do not include the EVC-related Acquisition and Integration Costs reflected in our Consolidated Statements of Income for the three and nine month periods ended May 31, 2013.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012

Net sales	$185,988	$194,067	$523,817	$530,217
Net income	$6,294	$9,176	$13,696	$16,172
Basic earnings per share	$0.29	$0.42	$0.62	$0.74
Diluted earnings per share	$0.28	$0.41	$0.61	$0.73

Loan to Innovation Partner

On December 19, 2011, we entered into a $12.5 million bridge loan agreement, as lender, with Adco Products, LLC (“Adco”), as borrower (the “Original Loan”).  Adco is a specialty chemical manufacturer that provides products and services to customers in the dry-cleaning industry.  It is an affiliate of Equinox Chemicals, LLC (“Equinox”), a contract research company with research, innovation, product development and commercialization capabilities that reach both domestic and foreign markets.  We initially recorded the resulting loan receivable within Prepayments and other current assets on our Consolidated Balance Sheets.

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

Adco is required to make certain payments of principal on each June 30 and December 31 through the term of the Amended Loan Agreement. Under certain circumstances, Adco is also required to prepay certain secured obligations with net proceeds from sales of assets. Moreover, Adco is required to meet two financial covenants relating to (i) its earnings before interest and taxes, and (ii) its capital expenditures. The warrants issued to us entitle us to purchase equity interests in Equinox and Adco equal to up to 19% of the then economic, beneficial and other equity interests in each company on a fully diluted basis and subject to certain adjustments. The warrants are exercisable at any time after the earlier of (i) January 31, 2014 or (ii) an event of default occurring under the terms of the Amended Loan Agreement.  In accordance with the Amended Loan Agreement we have recorded the $2.5 million of warrants in Adco and Equinox and the $9.4 million long-term portion of the loan receivable within Other long-term assets on our Consolidated Balance Sheets.  We have recorded the short-term portion of the loan receivable within Prepayments and other current assets on our Consolidated Balance Sheets.

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

3. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead. We state inventories at the lower of cost (on a first-in, first-out or average cost basis) or market.  Inventories consist of the following:

	May 31, 2013	August 31, 2012
Raw materials and supplies	$20,165	$24,852
Work in process	1,679	899
Finished goods	54,849	47,864
	76,693	73,615
Less: Reserves	(2,038)	(2,164)
Total inventory	$74,655	$71,451

4. DEBT OBLIGATIONS

On July 15, 2010, we entered into a $320 million five-year senior, secured credit facility, as amended (the “2010 Credit Facility”). As of May 31, 2013, $214.4 million of the total $239.4 million in borrowings outstanding under the 2010 Credit Facility and our previously disclosed Industrial Revenue Bonds have been reflected within Long-term debt, less current maturities on our Consolidated Balance Sheets given our current intent and ability to settle $214.4 million of those borrowings in periods subsequent to May 31, 2014. The short- and long-term classification of debt on our Consolidated Balance Sheets may fluctuate not only in response to repayment of amounts borrowed under the 2010 Credit Facility, but also concurrent with changes in our projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the 2010 Credit Facility approximated 0.2% during both the three and nine months ended May 31, 2013. In addition to this base interest rate, our effective interest rate includes an applicable margin that adjusts in accordance with our leverage ratio.  During the three and nine months ended May 31, 2013, this applicable margin has averaged 3.50% and 3.15%, respectively.

In October 2012, we amended our 2010 Credit Facility in support of our $116.8 million acquisition of EVC on December 1, 2012 (the “Amendment”). The primary purpose of the Amendment was to permit the execution and delivery of the EVC asset purchase agreement (the “Asset Purchase Agreement”) and the consummation of the transactions thereunder within the terms and conditions of the 2010 Credit Facility.  The Amendment, among other things, provides that the execution of the Asset Purchase Agreement would not result in an event of default under the 2010 Credit Facility. In addition, the Amendment amends the covenant relating to the maximum leverage ratio, which is the ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense) such that we will not permit such ratio, determined as of the end of each of our fiscal quarters, all calculated for us and our subsidiaries on a consolidated basis, to be greater than (a) 4.25 to 1.00 for our second, third and fourth quarters of fiscal year 2013, and the first quarter of fiscal year 2014, (b) 4.00 to 1.00 for our second and third quarters of fiscal year 2014, and (c) 3.75 to 1.00 for our fourth quarter of fiscal year 2014 and each fiscal quarter thereafter; provided that, notwithstanding the foregoing, on and after the date, if any, on which we deliver to the administrative agent a covenant reversion notice, the maximum leverage ratio permitted under the 2010 Credit Facility, as amended, will revert to 3.75 to 1.00. Finally, the Amendment also amends the covenant relating to the fixed charge coverage ratio, which is the ratio of EBITDA (minus certain items) to fixed charges, such that we will not permit such ratio, determined as of the end of each of our fiscal quarters for the period of four consecutive fiscal quarters ending with the end of such fiscal quarter, all calculated for us and our subsidiaries on a consolidated basis, to be less than (x) 1.15 to 1.00 for our second, third and fourth quarters of fiscal year 2013, and the first quarter of fiscal year 2014, (y) 1.20 to 1.00 for our second and third quarters of fiscal year 2014, and (z) 1.25 to 1.00 for our fourth quarter of fiscal year 2014 and each fiscal quarter thereafter; provided that, notwithstanding the foregoing, on and after the date, if any, on which we deliver to the administrative agent a covenant reversion notice, the minimum fixed charge coverage ratio permitted under the 2010 Credit Facility, as amended, will revert to 1.25 to 1.00.

As of May 31, 2013, our credit availability under the 2010 Credit Facility totaled approximately $32.1 million. We remained in compliance with our debt covenants as of May 31, 2013, and we believe that, during the next twelve months, our liquidity and capital resources will be sufficient to meet our working capital, capital expenditure and other anticipated cash requirements, excluding acquisitions, that we may choose to execute in pursuit of our strategic initiatives.  Given current utilization of the existing 2010 Credit Facility, we will evaluate alternative sources of capital we deem appropriate to support our long-term strategy.

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

Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc.

We are a defendant in Britto and Cowan v. Zep Inc. and Acuity Specialty Products, Inc., a lawsuit that was commenced in December 2010, and a lawsuit known as Aguilar, et al v. Zep Inc. and Acuity Specialty Products, Inc. that was commenced in December 2012.  The Britto lawsuit is pending in the Superior Court in Alameda County, California.  The Aguilar lawsuit was filed in the Superior Court in Alameda County; however, we removed it to federal court.  The plaintiffs, who are current and former sales representatives employed by Acuity Specialty Products, Inc., a subsidiary of ours (“Acuity”), allege that Acuity failed to reimburse them for work-related expenses and failed to pay their wages by assessing unlawful deductions from commissions.  Messrs. Britto and Cowan are also seeking to recover statutory and/or civil penalties pursuant to the California Private Attorney General Act (“PAGA”).

The lawsuit filed by Britto and Cowan was brought on behalf of themselves and on behalf of a putative class that includes all of Acuity’s current sales representatives based in California and all former sales representatives based in California who were employed by Acuity on December 30, 2006 or thereafter.  Approximately 171 persons were employed by Acuity in California as sales representatives on December 30, 2006 and thereafter and, are therefore, potential members of the putative class proposed by Britto and Cowan.

On May 7, 2012, the Court issued a ruling with respect to Britto and Cowan’s motion for class certification in which it denied the motion with respect to all causes of action asserted.  At the same time, the Court denied another motion filed by Britto and Cowan in which they sought leave to amend their complaint to add a claim based on our alleged failure to comply with requirements of the California Labor Code relating to the form of wage statements.  On June 1, 2012, Britto and Cowan filed a motion for leave to intervene in the suit on behalf of 54 individual plaintiffs and a motion for reconsideration of the Court’s decision denying class certification.

On July 30, 2012, the Court granted Messrs. Britto and Cowan’s motion for leave to permit individual plaintiffs to intervene in their lawsuit.  The Court also denied a motion for reconsideration of the Court’s decision denying class certification.  After the Court’s action, 55 plaintiffs intervened in the lawsuit.  The interveners asserted, in addition to the claims related to expense reimbursement and commission deductions, a claim based on our alleged failure to comply with requirements of the California Labor Code relating to the form of wage statements.

We appealed the Court’s July 30, 2012 decision granting the motion for leave to intervene.  On December 20, 2012, the Court of Appeal upheld the Company’s appeal of the trial court’s decision to permit individual plaintiffs to intervene in the lawsuit filed by Messrs. Britto and Cowan.  The decision of the Court of Appeal directs the trial court to deny the motion for leave to intervene and directs the plaintiffs to reimburse the Company for its costs of the appeal.  As a result of the Court of Appeal’s decision, the purported class-action lawsuit filed by Messrs. Britto and Cowan now involves only Messrs. Britto and Cowan and the claims for PAGA penalties.

However, on December 24, 2012, 54 of the current and former sales representatives who sought to intervene in the lawsuit filed by Messrs. Britto and Cowan filed the Aguilar lawsuit in which they asserted against the Company on behalf of themselves individually the same claims that they sought to assert by intervening in the lawsuit filed by Messrs. Britto and Cowan.  This lawsuit seeks to put the named plaintiffs in the same position they would have occupied if they had been allowed to intervene in the lawsuit filed by Messrs. Britto and Cowan. Plaintiffs filed an amended complaint on March 14, 2013, adding an additional plaintiff for a total of 55 plaintiffs.

During the week of February 24, the Company filed a motion for summary judgment against Mr. Britto, in which it asserted, among other things, that Mr. Britto should not be permitted to recover unreimbursed business expenses because his personal bankruptcy discharged the credit card debt he incurred with respect to the business expenses and that he lacks standing to bring such claims because his claims passed to the bankruptcy trustee.  On May 13, 2013, the court tentatively granted in part the Company’s motion for summary judgment, ruling that Mr. Britto cannot pursue claims for commission deductions and unreimbursed business expenses incurred prior to the time he filed his bankruptcy petition.  This ruling would eliminate approximately 70% of his claim.

In the Aguilar case, the court ruled that the eight plaintiffs who signed arbitration agreements must arbitrate their claims.  Accordingly, these eight plaintiffs are no longer parties to the Aguilar case.  The arbitrations have not yet been scheduled; however, the Company expects to conduct them during the fourth quarter of fiscal 2013.

During the third quarter of fiscal 2013, the Company settled with 17 of the Aguilar plaintiffs.  As a result of the settlements, the Company has now settled with well over half of the members of the putative class alleged by Messrs. Britto and Cowan in their original lawsuit.  The Company plans to continue negotiating settlements with Plaintiffs on an individual basis.

During our fiscal year ended August 31, 2011, we established a $1.8 million accrual with respect to our potential liability to the plaintiffs in the Britto lawsuit.  During the third quarter of fiscal 2013, we reevaluated the adequacy of this reserve based on the settlements we reached with plaintiffs during that period.  We reduced the reserve by approximately $0.3 million, reflecting the amounts paid in settlement during the period.  We increased the reserve by approximately $0.1 million, reflecting the accrual of additional pre-judgment interest on the liability that we think is probable.  Based on the facts known as of the time of filing of this Quarterly Report on Form 10-Q, our current accrual of $1.6 million continues to represent our best estimate of the probable settlement cost related to the Britto lawsuit and the Aguilar lawsuit.

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

Amrep’s primary manufacturing location in Marietta, Georgia is the only active site involving property that Amrep owns with respect to which Amrep has been named as a responsible party. With regard to this location, Amrep is responsible for the expected costs of implementing an Amended Corrective Action Plan that was conditionally approved by the EPD in June 2012 under the Georgia Hazardous Response Act. The State of Georgia has introduced a Voluntary Remediation Program (‘‘VRP’’) that provides for a risk-based approach toward environmental remediation. We believe the provisions of the VRP are applicable to the Marietta site.  As of May 31, 2013, liabilities related to the remediation of the Marietta site presented within our Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $6.9 million, which represents our best estimate of remaining remediation costs for this site. We arrived at the current estimates based on studies prepared by independent third party environmental consulting firms. In the future, we will submit an application to enter the Marietta, Georgia site into the VRP.

Additionally, Amrep previously conducted manufacturing operations at an unrelated property in Cartersville, Georgia that has since been sold and where sub-surface contamination exists. Pursuant to the terms of the sale, Amrep has retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address sub-surface contamination at this location. Based on recent data, the contamination has migrated off site and is present at a greater depth than originally anticipated. In the future, we will submit an application to enter the Cartersville, Georgia site into the VRP.  As of May 31, 2013, liabilities related to the remediation of the Cartersville site presented within our Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $0.5 million, which represents our best estimate of remaining remediation costs for this site. The actual cost of remediation of these two sites in Georgia could vary depending upon the results of additional testing and geological studies, the rate at which site conditions may change, the success of initial remediation designed to address the most significant areas of contamination, and changes in regulatory requirements. While it is reasonably possible that the total costs incurred by us in connection with these matters could range up to an aggregate of $16.0 million, management’s best estimate of total remaining remediation costs for these two sites combined is $7.4 million.

6. RESTRUCTURING CHARGES

The fiscal year 2013 changes to our accrued restructuring liability (included within Accrued compensation and Other accrued liabilities on the Consolidated Balance Sheets) are as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2012	$60	$557
Restructuring charges recorded during fiscal year 2013	—	—
Payments made from restructuring accruals	(55)	(267)
Balance as of May 31, 2013	$5	$290

7. EARNINGS PER SHARE

On September 1, 2009, we retrospectively adopted an accounting pronouncement that provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share. This guidance is applicable to us due to a dividend protection feature inherent within certain of our historical equity awards. Awards issued under the fiscal years 2011, 2012 and 2013 annual grants did not include a dividend protection feature, and we do not currently intend to reinstate this provision. Therefore, we expect the impact of this guidance on our earnings per share calculations to diminish over time.  Earnings per share calculated using the two-class method did not differ from that calculated under the treasury method for either of the three and nine month periods ended May 31, 2013.

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

The following table reflects basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2013	2012	2013	2012
Basic earnings per share:
Net income	$6,255	$8,622	$12,527	$14,635
Less: Allocation of earnings and dividends to participating securities	(8)	(39)	(17)	(66)
Net income available to common shareholders—basic	$6,247	$8,583	$12,510	$14,569
Basic weighted average shares outstanding	22,021	21,800	21,943	21,753
Basic earnings per share	$0.28	$0.39	$0.57	$0.67
Diluted earnings per share:
Net income available to common shareholders—basic	$6,247	$8,583	$12,510	$14,569
Add: Undistributed earnings reallocated to unvested shareholders	—	1	—	1
Net income available to common shareholders—diluted	$6,247	$8,584	$12,510	$14,570
Basic weighted average shares outstanding	22,021	21,800	21,943	21,753
Common stock equivalents (stock options and restricted stock)	491	344	451	411
Diluted weighted average shares outstanding	22,512	22,144	22,394	22,164
Diluted earnings per share	$0.28	$0.39	$0.56	$0.66

For the three month periods ended May 31, 2013 and 2012, we excluded from our earnings per share calculation 0.6 million and 0.8 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation. For the nine month periods ended May 31, 2013 and 2012, we excluded from our earnings per share calculation 0.9 million and 0.8 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation.

8. SECURITIZATION OF CERTAIN ACCOUNTS RECEIVABLE

On May 31, 2013, we entered into a Master Receivables Purchase Agreement with Bank of America N.A. (“BofA”), whereby BofA may periodically purchase certain accounts receivable amounts from us. Proceeds received from these transfers will be discounted at a rate of LIBOR plus 225 basis points, which is currently less than our cost of borrowing. We receive the majority of those proceeds immediately upon our transfer of qualifying receivable balances to BofA, whereas the billing terms associated with accounts receivable that we may subject to this program can range up to one year.  We believe these transfers represent an economical means to manage operating working capital.  We will continue to administer the collection of the accounts receivable that are securitized under this agreement.  Therefore, we account for the transfer of these receivables as securitized borrowing transactions rather than a true sale of accounts receivable.  Accounts receivable subject to this agreement remain classified as Accounts Receivable, less reserve for doubtful accounts on our Consolidated Balance Sheets.  As of May 31, 2013, the amount of securitized borrowings reflected within Other accrued liabilities in our Consolidated Balance Sheets totaled $8.0 million. The expense that we recorded in connection with the discount incurred on the transfer of these receivables totaled less than $0.1 million, which is reflected within Interest expense, net on our Consolidated Statements of Income.  The proceeds received from these transfers are reflected as Proceeds from secured borrowings on our Consolidated Statements of Cash Flows.

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

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to enhance the understanding and evaluation of our results of operations, financial position, cash flows, indebtedness, and other key financial information as of and for the three and nine month periods ended May 31, 2013 and 2012. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 1 of this Form 10-Q. References made to years are for fiscal year periods. Also, please refer to our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, filed with the SEC on November 8, 2012, for additional information regarding Zep, including our audited consolidated financial statements as of and for each of the three years ended August 31, 2012 and the related notes thereto (the “Form 10-K”).

Overview

Company

We are a leading consumable chemical packaged goods company that manufactures and sells a wide variety of high-performance maintenance and cleaning chemicals that help professionals and prosumers clean, maintain and protect their assets.   Our product portfolio includes anti-bacterial and industrial hand-care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems, and a wide variety of automotive maintenance chemicals, which we market under well recognized brand names, some of which have been in existence since 1896. As a result of our recent acquisition of EVC, we are now a leading provider of vehicle care products to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers. We are focused on the attractive industry dynamics of the transportation market and the industrial maintenance and repair operation (“MRO”) market which together now comprise approximately 61% of our revenue with the balance derived from sales into the facilities maintenance vertical.

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

Acquisitions and Loan to Innovation Partner

Fiscal Year 2012 and 2013 Acquisitions and Loan to Innovation Partner

On December 7, 2011, we completed the acquisition of the brands and certain assets of Nevada-based Washtronics of America, Inc., a pioneer of automatic truck and fleet wash systems and products, in a transaction approved by the United States Bankruptcy Court. Washtronics complements Niagara’s operations in the western United States, and with certain key customers. The addition of the Washtronics brand of custom truck wash, pressure washers and maintenance chemicals also expands our overall transportation product portfolio.

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

On June 5, 2012, we completed the acquisition of 100% of the outstanding shares of Mykal Industries Limited (“Mykal”), effective June 1, 2012. Mykal, based in the United Kingdom, is a leading manufacturer of a broad range of branded and private label cleaning and degreasing products for the European retail, do-it-yourself (“DIY”) and professional distribution markets.  We are still assessing the assumptions underlying the fair value estimates of assets acquired and liabilities assumed primarily as it relates to acquired identifiable intangible assets. We expect to substantially complete this assessment during the fourth quarter of fiscal 2013.

We completed the acquisition of EVC, effective December 1, 2012 (“Closing Date”), for approximately $116.9 million in cash, subject to post-closing working capital adjustments. In February 2013, we received a return of purchase price totaling $0.1 million pursuant to an agreement involving the final determination of EVC’s Closing Date working capital. The return of cash effectively reduced the purchase price of EVC to $116.8 million, and was offset against Goodwill within our Consolidated Balance Sheets. The combination of EVC, our existing North American Sales and Service vehicle wash operations and Niagara created a new platform, “Zep Vehicle Care,” representing approximately 13% of the Company’s net sales.  Zep Vehicle Care, which is based in Minnesota, is a leading provider of vehicle care products, including soaps, polishes, sealants, wheel and tire treatments and air fresheners to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers.  Zep Vehicle Care provides car, truck and fleet wash operators with high efficacy products for their wash tunnels and facilities. We financed the acquisition using existing debt capacity under our 2010 Credit Facility. Additionally, we entered into a transition services agreement under which Ecolab will continue to provide certain services to us until December 1, 2013.

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

Liquidity and Capital Resources

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our 2010 Credit Facility, which provides for a maximum borrowing capacity of $297 million. In October 2012, we amended the 2010 Credit Facility in connection with the purchase of EVC.  This amendment is described further in Note 4 of Notes to Consolidated Financial Statements. As of May 31, 2013, we had approximately $32.1 million available under the 2010 Credit Facility. We also have $7.2 million of industrial revenue bonds that are due in 2018. Our industrial revenue bonds were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of Zep’s facility in DeSoto, Texas. We have issued outstanding letters of credit totaling $11.8 million as of May 31, 2013, primarily for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs as well as supporting certain environmental obligations. These letters of credit were outstanding under the 2010 Credit Facility as of May 31, 2013, and thereby reduced the total availability under the 2010 Credit Facility by such amount. As of May 31, 2013, we had $2.8 million in cash and cash equivalents of which $1.2 million was held by our foreign subsidiaries. Cash and cash equivalents held by our foreign subsidiaries averaged $7.6 million during the nine months ended May 31, 2013. If in the future it becomes necessary to use all or a portion of the accumulated earnings generated by our foreign subsidiaries for our U.S. operations, we would be required to accrue and pay U.S. federal income taxes on the funds repatriated for use within our U.S. operations. Our plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. Rather, our intent is to reinvest earnings generated by our foreign subsidiaries indefinitely outside of the United States for purposes including, but not limited to, growing our international operations through acquisitions.

Net debt, which is defined as Current maturities of long-term debt plus Long-term debt, less current maturities minus Cash and cash equivalents, as of May 31, 2013, was $236.7 million; an increase of $101.0 million compared with August 31, 2012. The increase in net debt primarily reflects the increased borrowings required to fund our December 1, 2012 acquisition of EVC ($116.8 million), capital expenditures during the nine months ended May 31, 2013 ($8.5 million), and dividend payments during the previous nine months ($2.7 million), partially offset by cash flows provided by operating activities of $18.0 million and cash proceeds received from secured borrowings of $8.0 million.

We remained in compliance with our debt covenants as of May 31, 2013, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months, excluding acquisitions that we may choose to execute in pursuit of our strategic initiatives. Given our current utilization of the 2010 Credit Facility, we will evaluate alternative sources of capital we deem appropriate to support our long-term strategy. In addition, we have an effective shelf registration statement that registers the issuance of up to an aggregate of $300 million of equity, debt, and certain other types of securities through one or more future offerings. The net proceeds from the sale of any securities pursuant to the shelf registration statement may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures as well as to service our existing debt obligations. Net Cash Provided by Operating Activities totaled $18.0 million during the first nine months of fiscal year 2013, compared with net cash provided by operating activities of $15.4 million in the prior year period. The comparative increase in Net income before Depreciation and amortization as reported on our Consolidated Statements of Cash Flows contributed to the overall $2.6 million increase in cash provided by operating activities during the first nine months of fiscal year 2013.  A comparative analysis of earnings is provided in the immediately following section.

Cash used to fund operating working capital, which we define as Accounts receivable, less reserve for doubtful accounts, plus Inventories, minus Accounts payable, increased by $0.9 million during the first nine months of fiscal year 2013.  We increased inventory levels during the nine months ended May 31, 2012 as we prepared for increased demand from both new and existing customers that are primarily accessed through the distribution and retail channels, and, separately, the implementation of a new enterprise resource planning system (“ERP”).  The initial stocking activity that supported the aforementioned sales activity as well as the latest phase of our ERP implementation are both complete, and we are reducing inventory to normal levels.  As a result, we used approximately $10 million less to fund inventory production during the first nine months of fiscal year 2013 than was used in the same prior year-to-date period.  We anticipate that we will be able to continue reducing inventory levels as we become increasingly proficient with the new ERP system and progress with other cost reduction initiatives.  The cash benefit recognized from reducing inventory levels during these comparative periods was more than offset by a decrease in cash from the remaining two components of operating working capital.  Accounts receivable increased due in part to the timing of sales with certain of our retail customers.    Our accounts payable, which significantly increased in the prior year, declined to $57.3 million as of May 31, 2013 from $63.7 million as of May 31, 2012, primarily due to our ability to operate our business with less inventory and payments to system implementation service providers.

Management believes that investing in assets and programs that will over time increase the return on our invested capital is a key factor in creating stockholder value. We invested $8.5 million and $12.9 million in such assets in the first nine months of fiscal years 2013 and 2012, respectively. The reduction in capital expenditures in the current period results from the completion of the latest phase of our ERP implementation.  We expect to make capital expenditures of approximately $13.0 million to $14.0 million in fiscal year 2013.  The financing section of our Consolidated Statements of Cash Flows reflects cash received from the securitization of certain accounts receivable.  We describe this transaction in Note 8 of Notes to Consolidated Financial Statements.

Results of Operations

Third Quarter of Fiscal Year 2013 Compared with Third Quarter of Fiscal Year 2012

The following table sets forth information comparing the components of net income for the three months ended May 31, 2013 with the three months ended May 31, 2012. Both dollar and percentage changes included within the tables below were calculated from our Consolidated Statements of Income.

	Three Months Ended
	May 31,		Percent
(Dollars in millions)	2013	2012	Change
Net Sales	$186.0	$176.6	5.3%
Gross Profit	$86.9	$81.7	6.3%
Percent of net sales	46.7%	46.3%
Operating Profit	$12.4	$15.1	(18.3)%
Percent of net sales	6.6%	8.6%
Income before Provision for Taxes	$9.6	$13.8	(30.2)%
Percent of net sales	5.2%	7.8%
Net Income	$6.3	$8.6	(27.5)%

Net Sales

Net Sales totaled $186.0 million in the third quarter of fiscal year 2013 compared with $176.6 million in the third quarter of fiscal year 2012, an increase of $9.4 million, or 5.3%. Incremental revenue associated with the above-discussed acquisitions added $17.9 million to Net Sales during this comparative period.  Higher selling prices contributed $0.6 million to revenue growth during the third quarter of fiscal year 2013. The effect of higher selling prices in the current quarter was more than offset by a volume-related sales decline of $8.7 million.  Compared with the third quarter of fiscal year 2012, we experienced lower sales volumes in most of the end markets we serve, particularly institutional and government.  These declines were partially offset by growth of our sales within the industrial/MRO end market.  The remaining $0.4 million change in Net Sales resulted from fluctuations in certain foreign currencies.

Gross Profit

	Three Months Ended
	May 31,		Increase	Percent
(Dollars in millions)	2013	2012	(Decrease)	Change
Net Sales	$186.0	$176.6	$9.4	5.3%
Cost of Products Sold	99.1	94.9	4.2	4.4%
Percent of net sales	53.3%	53.7%
Gross Profit	$86.9	$81.7	$5.2	6.3%
Percent of net sales	46.7%	46.3%

Gross Profit increased $5.2 million, or 6.3%, to $86.9 million in the third quarter of fiscal year 2013 compared with $81.7 million in the third quarter of fiscal year 2012. Gross profit margin was 46.7% in the third quarter of fiscal year 2013, an increase of 40 basis points during this comparative period due primarily to the incremental margin contributed from the EVC acquisition.  Excluding EVC, gross profit margin was 45.0%, a decline of 130 basis points.  As discussed above, we are returning inventory to normal levels, and labor and overhead absorption is adversely affected during periods when inventory is reduced.

Operating Profit

	Three Months Ended
	May 31,		Increase	Percent
(Dollars in millions)	2013	2012	(Decrease)	Change
Gross Profit	$86.9	$81.7	$5.2	6.3%
Percent of net sales	46.7%	46.3%
Selling, Distribution, and Administrative Expenses	74.5	66.4	8.1	12.2%
Percent of net sales	40.0%	37.6%
Acquisition and Integration Costs	0.1	0.3	(0.2)	(77.2)%
Operating Profit	$12.4	$15.1	$(2.8)	(18.3)%
Percent of net sales	6.6%	8.6%

Operating Profit declined $2.8 million in the third quarter of fiscal year 2013 to $12.4 million compared with $15.1 million in the third quarter of fiscal year 2012. Operating profit margin decreased approximately 200 basis points during this comparative period.  Selling, Distribution and Administrative Expenses increased as a percentage of Net Sales in the third quarter of fiscal year 2013 by approximately 250 basis points compared with the third quarter of fiscal year 2012. This 250 basis point increase was due in part to the inclusion of EVC and related identifiable intangible asset amortization expense in our current quarter results (100 basis points), and to increased depreciation expense associated with our ERP implementation (20 basis points).  While the EVC acquisition and related non-cash amortization expense adversely affects our ratio of Selling, Distribution, and Administrative Expenses to Net Sales, given the substantially higher gross profit margins generated by EVC, sales through that entity ultimately result in higher overall operating profit margins as compared with our other operations. In the third quarter of fiscal year 2013, we benefited from a favorable legal-related settlement of $1.4 million.  The non-recurrence of $2.3 million of favorable adjustments recorded during last fiscal year’s third quarter and the current quarter’s favorable, $1.4 million legal-related settlement together represent 50 basis points of the overall 250 basis point decline in this fixed cost to net sales ratio.  We describe these prior year adjustments in Notes 5 and 9 of Notes to Consolidated Financial Statements.  Increased advertising, professional fees, and employee relocation costs incurred during the third quarter of fiscal year 2013 relative to the same, prior year period comprise an additional 70 basis points of this overall 250 basis point decline.  These expenditures support investments that we expect will ultimately deliver increased operating profit.

During the third quarter of fiscal year 2013, we incurred Acquisition and Integration Costs of approximately $0.1 million associated with the acquisition of EVC.  During the third quarter of fiscal year 2012, we incurred Acquisition and Integration Costs of approximately $0.3 million associated with the acquisition of Mykal.

Income before Provision for Taxes

	Three Months Ended
	May 31,		Increase	Percent
(Dollars in millions)	2013	2012	(Decrease)	Change
Operating Profit	$12.4	$15.1	$(2.8)	(18.3)%
Percent of net sales	6.6%	8.6%
Other Expense (Income)
Interest expense, net	3.0	1.3	1.6	120.6%
(Gain) Loss on foreign currency transactions	0.1	0.1	(0.0)	(42.3)%
Miscellaneous expense	(0.3)	(0.1)	(0.2)	(176.2)%
Total Other Expense	2.7	1.3	1.4	103.9%
Income before Provision for Taxes	$9.6	$13.8	$(4.2)	(30.2)%
Percent of net sales	5.2%	7.8%

Interest expense, net in the third quarter of fiscal year 2013, increased $1.6 million due primarily to the increased borrowings under our 2010 Credit Facility that we used to finance our acquisition of EVC.

Provision for Taxes and Net Income

	Three Months Ended
	May 31,		Increase	Percent
(Dollars in millions)	2013	2012	(Decrease)	Change
Income before Provision for Taxes	$9.6	$13.8	$(4.2)	(30.2)%
Percent of net sales	5.2%	7.8%
Provision for Income Taxes	3.4	5.1	(1.8)	(34.8)%
Effective tax rate	34.9%	37.4%
Net Income	$6.3	$8.6	$(2.4)	(27.5)%

Net Income for the third quarter of fiscal year 2013 declined $2.4 million, or 27.5%, compared with the third quarter of fiscal year 2012. The effective tax rate for the third quarter of fiscal year 2013 was 34.9%, compared with 37.4% in the third quarter of fiscal year 2012. Our effective tax rate decreased primarily due to the recognition of a favorable discrete item that we recorded during the three months ended May 31, 2013 that relates to a now-closed audit, as well as the non-recurrence of prior year acquisition costs that were incurred in the United Kingdom and that were non-deductible.  Diluted earnings per share generated in the third fiscal quarter of 2013 totaled $0.28, compared with $0.39 in the same prior year period.

First Nine Months of Fiscal Year 2013 Compared with First Nine Months of Fiscal Year 2012

The following table sets forth information comparing the components of net income for the first nine months ended
May 31, 2013 with the first nine months ended May 31, 2012. Both dollar and percentage changes included within the tables below were calculated from our Consolidated Statements of Income:

	Nine Months Ended
	May 31,		Percent
(Dollars in millions)	2013	2012	Change
Net Sales	$507.4	$481.8	5.3%
Gross Profit	239.3	222.7	7.5%
Percent of net sales	47.2%	46.2%
Operating Profit	25.9	27.4	(5.4)%
Percent of net sales	5.1%	5.7%
Income before Provision for Taxes	19.3	23.3	(17.3)%
Percent of net sales	3.8%	4.8%
Net Income	$12.5	$14.6	(14.4)%

Net Sales

Net sales totaled $507.4 million in the nine months ended May 31, 2013, compared with $481.8 million in the same prior year period, an increase of $25.6 million, or 5.3%. Incremental revenues associated with the above-described acquisitions added $38.9 million to Net Sales during this comparative period.  Higher selling prices contributed $4.7 million of revenue growth during the first nine months of fiscal year 2013.  The effect of higher selling prices in the first nine months of fiscal year 2013 was more than offset by a volume-related sales decline of $17.6 million.  We attribute approximately $5.0 million and $2.5 million of this volume decline, respectively, to the temporary disruption associated with our December 1, 2012 ERP implementation and the fact that the first nine months of fiscal year 2013 had one less selling day than the same year ago period.  Net Sales in the first nine months of fiscal year 2013 reflected mixed results as growth in the home improvement retail, industrial/MRO, and food processing end-markets was more than offset by sales volume declines in other end-markets, including government and institutional end-markets. The remaining $0.4 million change in Net Sales resulted from fluctuations in certain foreign currency markets.

Gross Profit

	Nine Months Ended
	May 31,		Increase	Percent
(Dollars in millions)	2013	2012	(Decrease)	Change
Net Sales	$507.4	$481.8	$25.6	5.3%
Cost of Products Sold	268.1	259.2	8.9	3.4%
Percent of net sales	52.8%	53.8%
Gross Profit	239.3	222.7	$16.6	7.5%
Percent of net sales	47.2%	46.2%

Gross profit increased $16.6 million, or 7.5%, to $239.3 million in the first nine months of fiscal year 2013 compared with $222.7 million in the prior year period. Gross profit margin was 47.2% in the first nine months of fiscal year 2013, representing an approximate 100 basis point increase from the first nine months of fiscal year 2012. The improvement in gross profit margin was due primarily to the inclusion of EVC’s post-acquisition operating results, which more than offset the impact of reduced labor and overhead absorption and sales and product mix.

Operating Profit

	Nine Months Ended
	May 31,		Increase	Percent
(Dollars in millions)	2013	2012	(Decrease)	Change
Gross Profit	$239.3	$222.7	$16.6	7.5%
Percent of net sales	47.2%	46.2%
Selling, Distribution, and Administrative Expenses	210.4	194.2	16.2	8.3%
Percent of net sales	41.5%	40.3%
Acquisition Costs	2.9	1.0	1.9	188.6%
Operating Profit	$25.9	$27.4	$(1.5)	(5.4)%
Percent of net sales	5.1%	5.7%

Operating profit declined $1.5 million in the first nine months of fiscal year 2013 to $25.9 million compared with $27.4 million in the prior year period. Operating profit margin was 5.1% in the first nine months of fiscal year 2013 compared with 5.7% in the first nine months of fiscal year 2012. Selling, Distribution and Administrative Expenses as a percentage of Net Sales increased in the first nine months of fiscal year 2013 by approximately 120 basis points compared with the same prior year period. This 120 basis point increase was due to the inclusion of EVC and related identifiable intangible asset amortization expense in our year-to-date results (80 basis points), and to increased depreciation expense associated with the ERP implementation (20 basis points).  While the EVC acquisition and related non-cash amortization expense adversely affects our ratio of Selling, Distribution, and Administrative Expenses to Net Sales, given the substantially higher gross profit margins generated by EVC, sales through that entity ultimately result in higher overall operating profit margins for us.  In the third quarter of fiscal year 2013, we benefited from a favorable legal-related settlement of $1.4 million.  The non-recurrence of $2.3 million of favorable adjustments recorded during last fiscal year’s third quarter and the current quarter’s favorable $1.4 million legal-related settlement together represent 20 basis points of the overall 120 basis point decline in this fixed cost to net sales ratio.  We describe these prior year adjustments in Notes 5 and 9 of Notes to Consolidated Financial Statements.

We incurred acquisition costs of approximately $2.9 million during the first nine months of fiscal year 2013 due to our acquisition of EVC as well as the continued integration of recently acquired operations in the United Kingdom. During the first nine months of fiscal year 2012, we incurred Acquisition and Integration Costs of approximately $1.0 million in connection with the acquisition of the Hale Group and Mykal.

As discussed, we implemented a new ERP system effective December 1, 2012, and, at that time, we began depreciating previously capitalized costs associated with this implementation.  During the next five years, we expect incremental depreciation associated with this ERP system to total approximately $2.1 million on an annual basis.  In connection with our acquisition of EVC, we entered into a transition services agreement (“TSA”) with Ecolab.  We began incurring costs related to the TSA during the second quarter of our fiscal year 2013.  We expect these costs will total approximately $1.4 million during fiscal year 2013.  Ultimate costs incurred in connection with the TSA will vary depending upon our usage of the previous owner’s services and the duration of that period.  These estimates of TSA-related fees do not reflect the total anticipated costs or benefits of the broader EVC integration effort.

We expect amortization expense associated with acquired definite-lived intangible assets purchased in connection with the EVC acquisition to approximate $4.2 million during each of the next five years.

We incurred a total of approximately $1.5 million of costs associated with legal defense fees and settlement costs during the first nine months of fiscal year 2013.  Legal defense fees of $1.3 million incurred during this period pertain to the Britto and Aguilar lawsuits that are detailed in Note 5 of Notes to Consolidated Financial Statements.  We anticipate that we will incur legal defense fees of approximately $1.7 million to $2.0 million during fiscal year 2013 in connection with the Britto and Aguilar lawsuits.  Settlement costs incurred during the first nine months of fiscal year 2013 pertain to another, unrelated lawsuit that was also pending in California.  We recognize all legal costs in Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income.

Income before Provision for Taxes

	Nine Months Ended
	May 31,		Increase	Percent
(Dollars in millions)	2013	2012	(Decrease)	Change
Operating Profit	$25.9	$27.4	$(1.5)	(5.4)%
Percent of net sales	5.1%	5.7%
Other Expense (Income)
Interest Expense, net	6.5	4.1	2.3	56.5%
Loss (Gain) on foreign currency transactions	0.1	0.4	(0.2)	(62.5)%
Bargain purchase gain	0.0	(0.6)	0.6	100.0%
Miscellaneous expense	0.1	0.2	(0.2)	(78.4)%
Total Other Expense	6.7	4.1	2.5	61.3%
Income before Provision for Taxes	$19.3	$23.3	$(4.0)	(17.3)%
Percent of net sales	3.8%	4.8%

Interest Expense, net in the first nine months of fiscal year 2013 increased $2.3 million due primarily to the increased borrowings made from our 2010 Credit Facility in connection with the acquisition of EVC. While interest associated with our debt is variable in nature, we expect net interest expense to range between $8.5 million and $9.5 million in our fiscal year 2013.  In fiscal year 2012, we acquired certain assets from Washtronics and recorded a bargain purchase gain of approximately $0.6 million in connection with that transaction.  The bargain purchase gain recorded in fiscal year 2012 did not recur in fiscal year 2013.

Provision for Taxes and Net Income

	Nine Months Ended
	May 31,		Increase	Percent
(Dollars in millions)	2013	2012	(Decrease)	Change
Income before Provision for Taxes	$19.3	$23.3	$(4.0)	(17.3)%
Percent of net sales	3.8%	4.8%
Provision for Income Taxes	6.7	8.6	(1.9)	(22.2)%
Effective tax rate	34.9%	37.1%
Net Income	$12.5	$14.6	$(2.1)	(14.4)%

Net income for the first nine months of fiscal year 2013 declined $2.1 million, or 14.4%, to $12.5 million, compared with $14.6 million reported in the prior year period.  The effective tax rate for the first nine months of fiscal year 2013 was 34.9%, compared with 37.1% in the prior year period.  Our effective tax rate declined compared with the same prior year period due to the extension of the U.S.-based research and development credit, which was retroactive to January 1, 2012; the recognition of a discrete item in the third quarter of fiscal year 2013 that relates to a recently closed audit; and the non-recurrence of prior year acquisition costs that were incurred in the United Kingdom and that were non-deductible. We anticipate our effective tax rate to range between 36% and 37% for fiscal year 2013. Diluted earnings per share generated in the first nine months of fiscal year 2013 totaled $0.56, compared with $0.66 in the same prior year period.

Strategy and Outlook

Our strategy is to strengthen our position as a leading consumable chemical packaged goods company that manufactures and sells a wide variety of high-performance maintenance and cleaning chemicals which help professionals and prosumers clean, maintain and protect their assets.  We have made great progress with transforming our business over the past five years by developing a multi-channel and multi-brand approach designed to serve the customers the way they want to be served.  For example, our primary retail brand, Zep Commercial, is now available at almost 11,000 retail locations throughout North America—a greater than 75% increase compared with the number of stores at which customers could purchase Zep Commercial at the beginning of fiscal year 2011. Furthermore, since 2009 we doubled the percentage of our total sales generated from the distribution and retail channels.  Execution of our strategy has increased the global reach of Zep’s brand.  We recently established a presence in the United Kingdom, and, this year, we began establishing a network of distributors in China. We augment this strategy with acquisitions that, as evidenced by the above discussion of the current fiscal year’s operating results, have improved both our net sales and our operating profit.  Since improving our overhead structure through cost reduction measures in fiscal year 2009, we completed seven acquisitions.

Through all of these actions, we have not only gained broader access to markets and an expanded product portfolio, but also increased the complexity that comes with managing distinct information systems, inventories, go-to-market strategies, and related processes.  At this time, we intend to focus on business simplification and cost control while maintaining focus on strategic investments.  More specifically, we are currently developing a restructuring plan to eliminate a significant portion of the added complexity.  We anticipate that much of this cost reduction will be realized by our supply chain operations, however, the restructuring program will be company-wide in its scope.  In addition to strengthening our balance sheet, we intend for these restructuring actions, which could span up to two years, to deliver improved gross margins as well as a reduction in fixed costs.  We expect to initiate this plan leading into our next fiscal year.  While implementing this cost reduction strategy, we will continue to invest in product innovation and market expansion as a means to achieve organic revenue growth.  During this period of simplification, we will monitor potential acquisitions and act on those opportunistically.

We face potential execution risk with respect to accomplishing both our near-term restructuring objectives as well as our longer-term strategic initiatives. Given our current revenue expectations, including the near-term disruption that is inherent with large-scale restructurings, we anticipate that fiscal year 2014 net sales will be lower than fiscal year 2013.  However, we are confident in our demonstrated ability to restructure the business.  We last undertook a restructuring program of this scale in fiscal year 2009.  The results of that program allowed us to significantly reduce our debt and the breakeven point of our business.

As we continue to restructure the business and establish platforms for organic growth, we anticipate inconsistent quarterly financial results.  However, we are focused on creating value over the long term by achieving our long-term financial objectives.  One of our previously stated long-term financial objectives was to achieve a return on invested capital in excess of 15%.  Given our current expectations for organic revenue growth and the likely role acquisitions will play in achieving our revenue objectives, we have modified this long-term financial objective to achieve returns on invested capital in excess of our cost of capital.

We previously disclosed risks associated with external pressures including volatility within the commodity chemicals market from which we source materials as well as economic headwinds in geographies important to Zep, which include Europe.  Markets reached through our direct-sales organization, which include transportation, food, industrial manufacturing, and government, remain strongly correlated to seasonally-adjusted manufacturing employment, overall employment levels and, to some degree, new motor vehicle sales. We expect sales into the direct sales channel to remain soft for the foreseeable future.  All these risks notwithstanding, while we expect 2014 to be a challenging year, we are encouraged by our ability to continue improving the business, and we remain committed to our recently modified long-term financial objectives in fiscal year 2014 and beyond.

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

•                  statements regarding plans for restructuring and any related benefits from the execution of those plans;

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

•                  competition;

•                  ability to realize anticipated benefits from strategic or planning initiatives and the timing of related benefits, including initiatives and benefits pertaining to acquisitions or strategic investments and restructuring programs;

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

As required by the rules of the Securities and Exchange Commission, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of May 31, 2013. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Except as set forth below, during the three months ended May 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

On December 1, 2012, we completed our acquisition of EVC.  We are currently integrating policies, processes, people, technology and operations for the combined company.  Management will continue to evaluate our internal control over financial reporting as we execute integration activities related to this acquisition.  Separately, on December 1, 2012, a portion of our business activated a new enterprise resource planning (ERP) system.  We are currently integrating policies, processes, people, and operations in connection with this implementation.  Management will continue to evaluate our internal control over financial reporting as we execute implementation activities.

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

REGISTRANT Zep Inc.

DATE: July 2, 2013	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

DATE: July 2, 2013	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc. (effective July 7, 2011)	Reference is made to Exhibit 3(b) of registrant’s Form 10-Q as filed with the Securities and Exchange Commission on July 7, 2011, which is incorporated herein by reference.

EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Section 1350 Certification, signed by John K. Morgan	Furnished with the Securities and Exchange Commission as part of this Form 10-Q.

	(b)	Section 1350 Certification, signed by Mark R. Bachmann	Furnished with the Securities and Exchange Commission as part of this Form 10-Q.

EXHIBIT 101.INS XBRL	Instance Document *

EXHIBIT 101.SCH XBRL	Taxonomy Extension Schema Document*

EXHIBIT 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*

EXHIBIT 101.DEF XBRL	Taxonomy Extension Definition Linkbase Document*

EXHIBIT 101.LAB XBRL	Taxonomy Extension Label Linkbase Document*

EXHIBIT 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

*              Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets — May 31, 2013 (Unaudited), and August 31, 2012; (ii) Consolidated Statements of Income (Unaudited) — Three and Nine Months Ended May 31, 2013 and 2012; (iii) Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended May 31, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements (Unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.