Form 10-K
period 2013-08-31
Zep Inc.
filed 2013-11-05
CIK 1408287

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2013.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Based on the closing price of the registrant's common stock of $14.96 as quoted on the New York Stock Exchange on February 28, 2013, the aggregate market value of voting stock held by nonaffiliates of the registrant was $190,037,045.

The number of shares outstanding of the registrant's common stock, $0.01 par value, was 22,817,970 as of October 29, 2013.

Documents Incorporated by Reference

Location in Form 10K	Incorporated Document
Part III	Definitive Proxy Statement for January 7, 2014 Annual Meeting of Stockholders

Zep Inc.

PART I

Item 1. Business

  Our Business

Zep Inc. is a leading consumable chemical packaged goods company, providing a wide variety of high-performance chemicals and related products and services that help professionals maintain, clean and protect their assets. We market our products and services under well recognized brand names, including Zep®, Zep Professional®, Zep Commercial®, Zep Automotive® and other Zep Inc. brands. Our common stock is listed on the New York Stock Exchange under the ticker symbol "ZEP."

During our fiscal year ended August 31, 2013, we generated net sales of $689.6 million and net income of $15.2 million. As of August 31, 2013, we had total assets of $547.8 million. We sell our products to nearly 200,000 customers, which are located primarily in the United States (82% of fiscal year 2013 net sales), Canada (9% of fiscal year 2013 net sales), and Europe (9% of fiscal year 2013 net sales). See Note 14 in Item 8 of this Annual Report on Form 10-K for more information regarding the geographical distribution of our sales.

We believe the worldwide market for all institutional maintenance and cleaning chemicals and services is approximately $75 billion, and in the United States is approximately $18 billion. We sell our products primarily into this market for use in the transportation, industrial maintenance and janitorial and sanitation markets. To a certain extent, all three are impacted by general economic conditions, including items such as employment and the level of industrial activity. Transportation-related maintenance and cleaning chemicals account for approximately 25% of the U.S. market and demand is driven by such factors as new-vehicle production, gas prices, miles driven and average vehicle age among others. Industrial maintenance-related chemicals account for approximately 15% of the U.S. market and demand is driven by such factors as industrial production and employment, among others. Jan/San and Institutional products account for approximately 60% of the U.S. market and demand is driven by such factors as employment and accepted practices in the janitorial and sanitation industry.

•
Our Transportation teams focus on selling maintenance and cleaning chemicals to vehicle wash operators including both car wash and fleet wash operators, such as Penske Truck Rental and Ryder Truck Rental; automotive aftermarket retailers, such as Advance Auto Parts, Inc., AutoZone Parts Inc. and NAPA; automotive manufacturers, such as Kia Motors America, Inc., Nissan North America, Inc., Subaru of America, Inc. and Toyota Motor Sales USA, Inc.; and other mass and specialty retailers with automotive maintenance and cleaning offerings, such as CarMax, Inc. and Circle K. We utilize a combination of direct sales and service, sales through distributors and sales through retailers to reach our transportation customers.

•
Our Industrial Maintenance & Repair teams focus on selling maintenance and cleaning chemicals to industrial customers in a wide variety of industries utilizing a combination of sales and service and sales through distributors such as Fastenal Company and W.W. Grainger.

•
Our Jan/San & Institutional teams focus on selling maintenance and cleaning chemicals to a wide variety of customers. We utilize a combination of direct sales and service, sales through distributors such as Bunzl, Fastenal Company, HD Supply, Lagasse Inc., Interline Brands, Inc., TripleS ,W.W. Grainger Inc., and National Cooperative Purchasing Alliance, and sales through retailers such as The Home Depot, Lowes, Menard's, Wal-Mart, Canadian Tire and Meijer to reach our Jan/San & Institutional customers.

We believe that our multi-channel sales capability is valued by our customers and provides an additional competitive advantage. We believe that customers who purchase from our sales and service organization value the combination of sales & service which includes expertise regarding application uses, safety aspects, product selection, specific formulations, inventory management, customer employee training and equipment. We believe these services often reduce the total cost of our customers' maintenance and cleaning needs. For those customers who prefer the benefits of integrated supply, we make our products available through a wide variety of generalist and specialty distributors. Finally, for those customers who desire the speed and convenience of retail product availability, we continue to expand the availability of our products at a variety of home improvement retailers, auto parts retailers, mass merchandisers, club stores and specialty retailers.

These sales capabilities are significantly enhanced by a variety of common shared services functions including our integrated supply chain, research and development, customer service and other administrative functions.

We became a public company in October 2007 following our separation from our former parent company. At that time, we derived approximately 85% of our revenue from our direct sales channel and the remaining 15% from sales in the retail channel. Since that time, we altered our business mix, substantially reducing our dependence on the direct sales channel by acquiring businesses with additional products and other sales channels. We made seven acquisitions as part of this effort. We financed the acquisition with debt, as a result of which we had total indebtedness of $210 million outstanding as of August 31, 2013.

Recent Development

In the summer of 2013, we announced a reduction-in-force and a complexity-reduction initiative in an effort to improve our operating efficiency. Pursuant to the initiative, during the fourth fiscal quarter of 2013, we announced that we are reducing the number of non-sales associates by approximately 6% and closed a branch office. In the first quarter of fiscal 2014, we announced the closure of another branch office effective November 1, 2013. During fiscal 2014, we intend to continue to optimize our supply chain with the goal of reducing expenses while improving service to our customers through enhanced product availability. In that regard, we are reviewing our branch network design, exploring shipping logistics alternatives and seeking efficiencies in sourcing.

Our Strategy and Long-Term Financial Objectives

Our strategy is to be a leading provider of maintenance and cleaning products & services to customers engaged in Transportation, Industrial/MRO and Jan/San & Institutional markets. We have made great progress with transforming our business over the past five years by developing a multi-channel and multi-brand approach designed to serve the customers the way they want to be served. For example, our primary retail brand, Zep Commercial, is now available at almost 11,000 retail locations throughout North America—a greater than 75% increase compared with the number of stores at which customers could purchase Zep Commercial at the beginning of fiscal year 2011. Furthermore, since 2009 we doubled the percentage of our total sales generated from the distribution and retail channels. Execution of our strategy has increased the global reach of Zep's brand. We recently established a presence in the United Kingdom, and, this year, we began establishing a network of distributors in China. Since improving our overhead structure through cost reduction measures in fiscal year 2009, we have augmented our strategy by completing seven acquisitions.

The combination of these actions has driven broader access to markets and an expanded product portfolio, but also increased the complexity that comes with managing distinct information systems, inventories, go-to-market strategies, and related processes. In the near-term we intend to focus on business simplification and cost control while making strategic investments in the business. In addition to strengthening our balance sheet, we intend for these restructuring actions to deliver improved gross margins as well as a reduction in fixed costs. We will continue to invest in product innovation and market expansion as a means to achieve organic revenue growth.

We seek to achieve financial performance in the top quartile of our peer group of companies by growing our share with existing and new customers, expanding our margins and driving economies of scale through our supply chain, administrative functions, and research and development efforts. We believe that the success of our strategy in creating shareholder value will be measured by the following financial objectives:

•
Revenue of $1 billion within the next five years;

•
Annualized EBITDA margin improvement of 50 basis points;

•
Annualized earnings per share increases of 11 – 13%; and

•
Returns on invested capital in excess of cost of capital.

Our Competition

The market for maintenance and cleaning chemicals and related services is both highly competitive and fragmented. Competition is based primarily on product quality, price, brand name recognition and customer service. It is also fragmented with numerous local and regional operators selling directly to customers, or through distributors and national competitors such as Ecolab Inc., Diversey, Inc., NCH Corporation, Church & Dwight Co., Inc., Procter and Gamble, S.C. Johnson & Sons, Inc., and The Clorox Company. Furthermore, barriers to entry and expansion in the industry are low, which may lead to additional competitive pressure in the future. In the industrial and institutional market, we believe we are one of the top four market leaders in the U.S., which together hold slightly less than 25% of the total market share.

Seasonality and Cyclicality

Our business exhibits seasonality, with net sales being affected by weather, the annual budget cycles of major customers and the number of available selling days, which favor the second half of our fiscal year in terms of sales, earnings, and cash flow.

Demand for our products is partially dependent on economic conditions such as GDP and on demand drivers in the markets we serve, such as trends in employment, industrial production, new vehicle sales and accepted maintenance and cleaning practices.

Our Products

We market a wide range of maintenance and cleaning solutions for our customers that currently includes over 4,000 unique formulations. We frequently refresh our product portfolio and service offerings through the introduction of new products and formulations, the incorporation of proven technologies into new applications and the introduction of new services designed to meet the demands of our customers and the industries we serve.. Our product portfolio includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems, and a wide variety of industrial and automotive maintenance chemicals. Many of our formulations are trade secrets and the value of the formulations to our business depends on our ability to maintain them as trade secrets. We own, or have pending, domestic and foreign registrations for approximately 600 trademarks. Our trademarks and formulations are important to our business.

We employ a staff of chemists and technical support personnel who develop new products and support our sales and marketing organizations and our customers. We also license new products and technologies from third parties and engage others to assist with product development.

Manufacturing

We manufacture our products at nine facilities located in the United States, Canada, the Netherlands, Italy, and England. The five United States facilities produce approximately 90% of our manufactured product. Certain finished goods purchased from contract manufacturers and finished goods suppliers supplement the products that we manufacture. Sales of finished products manufactured for us by third party suppliers currently account for approximately 30% of our net sales volume. Outsourced product is predominately manufactured in the United States.

Many of the raw materials we use are petroleum-based, including surfactants, polymers and resins and solvents, and, therefore, are affected by the price of oil or its derivatives. Additionally, some of the raw materials we use are agriculture-based commodities, which are subject to changes in availability and price. We purchase most chemical raw materials on the open market. Although we do not currently engage in any commodity hedging transactions for raw materials, we have committed, and expect to continue to commit, to purchase certain materials for specified periods of time. Furthermore, we constantly monitor and investigate alternative suppliers and materials based on numerous attributes including quality, service, and price. Accordingly, the cost of products sold may be affected by changes in the market price of raw materials or the sourcing of finished goods. Due to the mix of purchases (raw materials, components parts and finished goods), the timing of price increases and other economic and competitive forces within the supply chain, it is not possible to determine the financial impact of future changes in the market price of these raw materials.

Products are shipped to our customers utilizing a variety of common and local carriers from strategically located, company operated branch warehouses throughout North America and Europe and from warehouses maintained by third-party logistics companies which are supplied directly from our production facilities and by one large distribution center in Atlanta, Georgia.

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

  Pesticide Regulation

Some of our facilities and products are regulated by the EPA pursuant to the Federal Insecticide, Fungicide and Rodenticide Act, as amended ("FIFRA"), and by state agencies under similar state statues. Countries other than the United States typically regulate the same facilities and products under statutes similar to FIFRA. In addition, some states and foreign jurisdictions impose taxes on sales of pesticides.

In general, FIFRA and the similar state and foreign statutes require the registration of pesticides before sale or distribution. Pursuant to FIFRA, a pesticide is any substance intended for preventing, destroying, repelling or mitigating any pest or intended for use as a plant regulator. The term includes disinfecting and sanitizing products that kill micro-organisms, such as bacteria, viruses and fungi, because such micro-organisms are considered "pests." To register these products, we must demonstrate to the satisfaction of the regulatory agency that (i) the composition of the product warrants the pesticidal claims made with respect to the product; (ii) the label for the product meets the disclosure standards of the statute or regulations; (iii) the product will perform its intended function without unreasonable adverse effects on the environment; (iv) the product, when used in accordance with widespread and commonly recognized practice, will not generally cause unreasonable adverse effects on the environment; and (v) there is a reasonable certainty that residues of the product in food will cause no harm to consumers. To maintain our registrations, we must file with the various regulatory agencies in the United States and other countries labels reflecting any variations from the approved label on file with the agency.

Most of the pesticidal products we sell were registered by other companies. We sell the product as a distributor under a process called "supplemental distribution." To become a distributor of the product, we are required to file a supplemental distributor notice with the EPA and the other regulatory agencies. If the owner of the registration sells the product to another company, we must obtain a new supplemental distributor notice from the new owner of the registrant and file it with the EPA and the other regulatory agencies. We will be unable to sell the product if we fail to obtain and file the supplemental distributor notice from the new owner on a timely basis.

The cost of maintaining our pesticide registrations and of complying with the various laws and regulations governing the manufacture and sale of pesticides is considerable. Among other things, we are required to employ associates who are knowledgeable regarding the federal and state regulatory scheme. Furthermore, we are required to pay filing fees when we revise labels. If we fail to comply with the regulations, we may incur fines and penalties and we may be required to recall non-compliant products.

  Ingredient Regulation

Numerous federal, state, local and foreign laws and regulations relate to the sale of products containing ingredients that may impact human health and the environment. Specifically, the State of California has enacted Proposition 65, which requires us to disclose specified listed chemical ingredients on the labels of our products.

Recent California legislation, called the "Green Chemistry Initiative," regulates products that contain chemicals deemed to exhibit a "hazard trait" such as carcinogenicity, toxicity or mutagenicity. Similar legislation is underway in other states, including New York. As a result of this type of legislation, we may be required to disclose certain of our proprietary product formulations, the identity of the chemicals used in certain of our products and chemical and market data with respect to certain of our products to the California Department of Toxic Substance Control (the "DTSC") or other state agencies. We intend to request protective treatment for any proprietary confidential business information that we may be required to disclose. However, we may be unable to retain trade secret protection for our formulations. Loss of trade secret protection for a product formulation could enable our competitors to duplicate the product. Our failure to protect our trademarks and trade names, or any adverse judgment with respect to infringement of others' intellectual property rights, may have a material adverse effect on our business, financial condition, results of operations, and cash flow.

Other Environmental Regulation

Our operations involve the handling, transportation and use of numerous hazardous substances, therefore, many of our facilities are subject to various federal, state, local or foreign laws and regulations governing the discharge, transportation, use, handling, storage and disposal of hazardous substances. In the United States, these statutes include the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act, as well as analogous state laws. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, including the Emergency Planning and Community Right-to-Know Act, which impose reporting requirements when toxic substances are released into the environment. In Europe, we are subject to portions of the compliance obligations under the EU European Community Directive "Registration, Evaluation, Authorization, and Restriction of Chemicals" (EU Directive No. 2006/1907). The directive imposes several requirements related to the identification and management of risks related to chemical substances manufactured or marketed in Europe. Each year we make various capital investments and expenditures necessary to comply with applicable laws and regulations.

  Environmental Remediation and Proceedings

We may be liable under CERCLA or its state, local or foreign equivalents and under numerous other federal, state and local laws for the costs of environmental contamination on or from our properties and at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous waste. In addition, we are aware that there is or may be soil or groundwater contamination at some of our facilities resulting from past or current operations and practices.

Generally, CERCLA imposes liability on each potentially responsible party ("PRP") that actually contributed hazardous waste to a site. Customarily, PRPs will work with the EPA to agree on and implement a plan for site investigation and remediation. Based on our experience with these environmental proceedings and, our estimate of the contribution to be made by other PRPs with the financial ability to pay their shares, we believe that our share of the costs at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flow.

  Environmental Permits and Licensing

In the ordinary course of our business, we are subject to environmental inspections and monitoring by governmental enforcement authorities. In addition, our production facilities, warehouse facilities and operations require operating permits that are subject to renewal, modification and revocation. While we believe that we are currently in material compliance with existing permit and licensing requirements, we may not be in compliance with all permit or licensing requirements at some of our facilities. Based on available information, we believe that costs associated with any failure to satisfy our permit and licensing obligations will not have a material adverse effect on our business, financial condition, results of operations or cash flow.

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

Employees

As of August 31, 2013, we had approximately 2,400 employees, including 1,750 in the United States, 200 in Canada, and 450 in Europe. We estimate that 200 of our employees are subject to collective bargaining agreements in the United States and Europe.

International Operations

See Note 14: Geographic Distribution of Operations of Notes to Consolidated Financial Statements for information regarding the geographic distribution of net sales, and long-lived assets.

Information Concerning Zep Inc.

We were incorporated in 2007 under the laws of Delaware. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K (and all amendments to these reports), together with all reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 by our officers, directors, and beneficial owners of 10% or more of our common stock, available free of charge through the "SEC Filings" link on our website, located at www.zepinc.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on our website is not incorporated by reference into this Annual Report on Form 10-K. Our reports are also available at the Securities and Exchange Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or on their website at www.sec.gov. The SEC may be contacted regarding such requests at 1-800-SEC-0330.

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

 Item 1A. Risk Factors

The following are important factors that could materially adversely affect our business, financial condition and results of operations. Such factors could also cause our actual results for future periods to differ materially from our expectations, including those expressed in or implied by any forward-looking statements contained in this Annual Report on Form 10-K and in other written or oral statements made by us or on our behalf. These risks could cause the market price of our securities to decrease. The risk factors described below are not the only risks that may affect us. Additional, risks and uncertainties not presently known to us also may adversely affect our business, financial condition and results of operations. See the section entitled "Cautionary Statement Regarding Forward-Looking Information".

Risks Related to our Business

  We may not properly execute, or realize anticipated benefits from, our ongoing strategic or other initiatives.

Our success is partly dependent upon properly executing, and realizing the anticipated benefits from, our ongoing strategic growth initiatives, our information technology initiatives, and other initiatives. These complex initiatives are primarily designed to increase our revenue and market share and to make us more efficient in the sales, manufacture, and distribution of our products. Our failure to implement any of the initiatives properly may, in addition to not providing the anticipated benefits, result in an interruption to our sales, manufacturing, logistics, customer service, or accounting functions. Furthermore, we have invested a significant amount of capital into a number of these initiatives and will invest a significant amount of capital into others, which might have been more efficiently used if the anticipated benefits are not fully realized. Any of these results could have a material adverse effect on our financial condition and results of operations, including the requirement to reduce the book value of certain assets that must be evaluated for impairment.

  Difficult economic conditions could continue to adversely affect our business and financial results.

Difficult economic conditions, in the U.S. and globally, and in particular, downturns that affect the transportation, food processing, food service, manufacturing, government and housekeeping markets, have and may in the future negatively impact our business and financial results. The global and U.S. recessions that began in 2008, negatively impacted all of these markets. We believe that our business continues to be negatively impacted by the repercussions of the recessions, including, among other things, continued above normal levels of unemployment. During periods of difficult economic conditions and uncertainty, we experience decreased demand for our products as many customers either defer purchases or purchase lower-cost products. Credit quality also declines during periods of difficult economic conditions, which may negatively impact our ability to collect accounts receivable on a timely basis, or at all, from certain customers. Furthermore, the ability of certain suppliers to fill our orders for raw materials or other goods and services may decline in the future because of the diminished availability of credit. A prolonged period of difficult economic conditions, particularly one that affects the end-user markets listed above, could have a material adverse impact on our business, results of operations and financial condition.

  Our results can be adversely affected by fluctuations in the cost or availability of materials used in our manufacturing processes.

The key raw materials we use in our chemical products are surfactants, polymers and resins, fragrances, water, solvents and other petroleum-based materials, and packaging materials. Many of the raw materials that we use are petroleum-based and, therefore, are affected by the price of oil or its derivatives. Some of the raw materials we use are agricultural commodities and are subject to changes in availability and price. Furthermore, there are a limited number of suppliers for some of our raw materials. Competitive conditions, governmental restrictions, natural disasters and other events could limit the quantities of our raw materials that we are able to procure. As a result, the price and availability of the raw materials we use may fluctuate substantially. The fluctuations could materially adversely affect our financial condition and results of operations.

We may not be able to increase the prices of our products to recover the increased cost of the raw materials we use. The volatility in raw material costs can exacerbate the challenges we face in obtaining sufficient pricing to maintain gross profit margins. Significant increases in the prices of products as a result of the increased cost of our raw materials could have a negative effect on demand for our products and on our operating margins. Furthermore, our ability to meet the demand for our products could be negatively impacted by shortages of our raw materials.

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

Our industry is highly competitive. Our competition includes numerous local and regional operators and several national competitors. Many of our competitors are privately-held companies that have cost structures that are lower than ours or that have lower financial-return requirements than we have. Furthermore, barriers to entry and expansion in the industry are low, which may lead to additional competitive pressure in the future. We cannot assure you that we will be able to continue to compete successfully against current or future competitors or that changes in the source or intensity of competitive pressure in the industry will not result in reduced market share that could negatively impact our financial condition and results of operations.

  We may be unable to sustain our significant customer relationships.

Our relationships with our largest customers depend on our ability to deliver high quality products and services. The loss or consolidation of, or substantial decrease in the volume of purchases by, one or more of our largest customers could harm our sales and profitability. We do not have contractual commitments with our largest customers to purchase our products, and they could sever their relationship with us upon little or no notice. We have developed plans for reducing our cost structure if we were to lose one or more of our largest customers; however, we could not implement the actions contemplated by these plans immediately and we would incur substantial costs in doing so. Therefore, the loss of one or more of our large customers could have a material adverse affect on our financial condition and results of operations.

  We may not be able to attract and retain sufficiently qualified sales representatives and other key personnel.

Our success is dependent, in large part, upon the continued service of the sales representatives in our direct sales-organization. We are losing experienced sales representatives in our direct-sales organization and efforts to replace them have not been successful. We are continuing to expand our efforts in alternative sales channels, including inside sales, retail sales and wholesale distribution. Widespread sales of our products through the alternative sales channels could reduce the sales of our products by sales representatives in our direct-sales organization, which could lead to further losses of sales representatives and customers, as well as disputes over the terms of sales and commission agreements. Significant employee turnover and failure to maintain a qualified workforce, including qualified sales representatives, could have a material adverse effect on our financial condition and results of operations

  If we are unable to implement our growth strategy, the price of our common stock may be adversely affected.

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

Our growth strategy requires that we make expenditures in connection with the acquisition of other product lines and companies. We cannot predict the amount of our expenditures in connection with our growth strategy because opportunities for implementing our growth strategy arise unexpectedly. We will be required to seek additional sources of financing as we pursue our growth strategy, which may include issuing debt or equity securities. Our need for additional financing may place us at a disadvantage in competing for acquisitions. When a future acquisition opportunity arises, we will be required to evaluate the sources of financing, which may be limited on short notice, and the terms of the financing available at the time. Certain sources of financing may have a dilutive effect on our earnings per share. If we cannot find financing on acceptable terms, we may be unable to make the acquisition and we may incur significant costs from which we may realize no benefit.

  We have substantial indebtedness which will impact our financial flexibility and may adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders, including in the following respects:

As of August 31, 2013, we had net debt (total debt minus cash and cash equivalents) of $207.5 million. Our substantial indebtedness may adversely affect our results of operations and financial condition, including in the following respects

•
requiring us to dedicate a substantial portion of our cash flows to debt service obligations, thereby potentially reducing the availability of cash flows for other purposes;

•
limiting our ability to obtain additional financing to fund our operational and strategic needs;

•
placing us at a relative competitive disadvantage compared to competitors that have less debt;

•
limiting our ability to plan for, or react to, changes in the businesses and industries in which we operate; and

•
increasing our vulnerability to adverse general economic and industry conditions.

In addition, all of our debt is variable rate debt. Accordingly a significant increase in interest rates would adversely affect our consolidated results of operations and cash flows.

Pursuant to our 2010 Credit Facility, as amended, we are subject to certain financial and other restrictive covenants. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

  We are subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which we operate, and we may be exposed to substantial environmental, health, and safety costs and liabilities.

Our operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the manufacture, storage, distribution, sale and use of our products. Regulation of our products and operations continues to increase with more stringent standards, including evolving climate change standards, causing increased costs of operations and potential for liability if a violation occurs. In addition to existing laws, rules and regulations, new laws, rules and regulations could have a material adverse impact on our business, results of operations and financial condition. We are required to comply with certification, testing, labeling and transportation requirements associated with regulated chemicals. To date, compliance with these laws and regulations has not had a material adverse effect on our business, financial condition, results of operations or cash flow. However, the costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental and product liabilities associated with product usage, divested assets, third party locations, and past activities.

We have accrued a liability for environmental remediation activities where appropriate. The cost of addressing environmental matters (including the timing of any charges related thereto), however, cannot be predicted with certainty. These liabilities may not ultimately be adequate, especially in light of potential changes in environmental conditions, changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, our potential liability to remediate sites for which provisions have not previously been established and the adoption of more stringent environmental laws. Such future developments could result in increased environmental costs and liabilities and could require significant capital and other ongoing expenditures, any of which could have a material adverse effect on our financial condition or results of operations. Furthermore, the failure to comply with our obligations under the environmental laws and regulations could subject us to administrative, civil, or criminal penalties, obligations to pay damages or other costs, and injunctions or other orders, including orders to cease operations. In addition, the presence of environmental contamination at one or more of our properties could adversely affect our ability to sell such property, receive full value for the property, use a property as collateral in a financing transaction, or obtain or maintain financing. See Note 9: Commitments and Contingencies of Notes to Consolidated Financial Statements for additional information regarding Environmental Matters.

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

As of August 31, 2013, approximately 200 of our 2,400 employees were covered by collective bargaining agreements in the United States and Europe. While we consider our relations with our employees to be generally good, we may experience work stoppages, strikes, or slowdowns in the future. In addition, we outsource to third parties the manufacturing of certain of our products that currently account for approximately 30% of our net sales volumes, and these third parties may experience work stoppages, strikes or slowdowns in the future. A prolonged work stoppage, strike, or slowdown at any of our facilities or those of our third party suppliers could have a material adverse effect on our results of operations. Further, upon expiration of any of our existing collective bargaining agreements, we may not be able to reach new agreements without union action or any new agreement may not be on terms satisfactory to us. Moreover, our non-union facilities may become subject to labor union organizing efforts. If any current non-union facilities were to unionize, we would incur increased risk of work stoppages and possibly higher labor costs. The collective bargaining agreement covering certain employees at our manufacturing facility on Seaboard Industrial Boulevard and our primary distribution center in Atlanta, Georgia is scheduled to renew during fiscal year 2014.

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

The market for our products depends to a significant extent upon the goodwill associated with our brand names. We own, or have licenses to use, all of the material trademark and trade name rights we use in connection with the packaging, marketing, and distribution of our major products both in the United States and in other countries where our products are principally sold. In addition, we possess trade secret product formulations and other product information, which are competitively sensitive. Intellectual property protection is important to our business. Although most of our trademarks are registered in the United States and in the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our intellectual property rights are substantial.

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

Our quality control procedures relating to the raw materials and other supplies, including packaging, which we receive from third-party suppliers, or our quality control procedures relating to our products after our products are formulated and packaged may not be sufficient. We have previously initiated product removals and recalls. Widespread product removals or recalls could result in significant losses due to the costs of a removal or recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We may also be liable if the use of any of our products causes injury, and could suffer losses from a significant product liability judgment against us. A significant product removal or recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of customer confidence in our products, which could have a material adverse effect on our business and financial results.

  We have recorded a significant amount of goodwill and other identifiable intangible assets. We may be required to record non-cash charges for impairment of our goodwill and other identifiable intangible assets, if we do not achieve the anticipated benefits from the transactions that gave rise to the goodwill and other intangible assets.

Goodwill and other net identifiable intangible assets were approximately $251 million as of August 31, 2013, or approximately 45.8% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $121.1 million as of August 31, 2013, or 22.1% of our total assets. Goodwill and indefinite-lived intangible assets are recorded at fair value on the date of acquisition and are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a non-cash charge to results of operations. In the event we are required to record impairment charges related to our intangible assets in the future, we may not realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on our financial condition and results of operations.

  Product liability claims and other legal proceedings could adversely affect the Company's sales and operating results.

We have in the past been, are currently, and may in the future become, a party to litigation and other disputes, including in foreign jurisdictions. In general, claims made by or against us in litigation, disputes or other proceedings can be expensive and time-consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect our business or results of operations or financial condition. It is not possible to predict the final resolution of the litigation, disputes or proceedings with which we currently are or may in the future become involved. The impact of these matters on the Company's business, results of operations and financial condition could be material. See Note 9—Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information related to these matters.

  Our continued growth through acquisitions or reliance on third-party service providers could adversely affect our internal control over financial reporting, which could harm our business and financial results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Growth and expansion in domestic and global markets, including through acquisitions, joint ventures or other strategic relationships, could place significant additional pressure on our system of internal control over financial reporting. Moreover, we have in the past engaged, and may in the future engage, the services of third parties to assist with our business operations, which inserts additional monitoring obligations and risk into the system of internal control. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and on a timely basis or to detect and prevent fraud.

  A failure of key information technology systems could adversely impact the Company's ability to conduct business.

We rely extensively on information technology systems, some of which are managed by third-party service providers, in order to conduct our business. These systems include, but are not limited to, programs and processes relating to communicating within us and with other parties, ordering and managing materials from suppliers and vendors, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, administrative services, and other processes involved in managing our business. If our existing and/or future technology systems and processes do not adequately support the future growth of our business, our business could be materially adversely impacted. Although we have network security measures in place, our systems may be vulnerable to computer viruses, security breaches, and other similar disruptions from unauthorized users. While we have business continuity plans in place, if the systems are damaged or cease to function properly due to any number of causes, including catastrophic events, power outages, security breaches or other similar events, and if the business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in the ability to manage or conduct business, which may materially adversely impact our business. Furthermore, if we suffer a loss as a result of a breach or other breakdown in our technology system or such a breach or other breakdown results in disclosure of confidential business information, we may suffer reputational, competitive and/or business harm, which may adversely affect our results of operations and/or financial condition.

Risks Related to our Securities and Our Structure

  The market price for our common stock is volatile, and you may not be able to sell our stock at a favorable price.

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

•
changes in the estimates of our operating performance or changes in recommendations by the securities analysts that follow our stock;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office and our primary manufacturing facilities are owned by us and located in the metropolitan Atlanta, Georgia, area. We also have manufacturing facilities located at two additional sites in Georgia and in Texas, Canada, Italy, the Netherlands, and England. We own seven of our nine manufacturing facilities. The facilities in Italy and Canada are leased. Additionally, we own branch and storage facilities in Illinois and Washington. We lease sales offices and storage facilities throughout North America and Europe. Products sold to commercial, industrial and institutional markets are shipped from approximately 20 strategically located branches throughout North America and Europe, which are supplied directly from our production facilities, and by one large distribution center in Atlanta. We also utilize warehouses maintained by third-party logistics companies in our distribution network. We believe our facilities, which are adequate for our current needs, are in good operating condition.

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

California Sales Representative Litigation

  Britto Action:

Britto and Cowan were sales representatives based in California. They filed suit, styled Britto et al. v. Zep Inc. and Acuity Specialty Products, Inc. ("Britto"), in December 2010 on behalf of themselves and on behalf of all other sales representatives who were employed by Acuity Specialty Products, Inc. in the State of California at any time between December 30, 2006 and the present. Approximately 171 persons were members of the putative class proposed by the plaintiffs. Plaintiffs asserted two primary causes of action against Zep for (i) failure to reimburse work-related expenses (the "Expense Reimbursement Claim") and (ii) failure to pay wages by reason of unlawful deductions from wages (the "Wage Deduction Claim"), as well as derivative claims under the California Labor Code Private Attorney General Act of 2004 ("PAGA") for civil penalties and under the California Business and Professions Code for unfair business practices. The Company has settled with approximately half of the members of the putative class.

The Court denied the plaintiff's motion for class certification in May 2012. Following the denial of class certification, plaintiffs sought leave to bring 55 additional plaintiffs into the case. Although the trial court initially granted leave, the Company successfully appealed this decision. The Company also successfully obtained summary adjudication in part on plaintiff Britto's claims for his failure to disclose them in bankruptcy.

In June 2013, the Company made an offer of compromise to plaintiffs in the amount of $323,000 -$26,000 to Britto, $22,000 to Cowan, and $275,000 for PAGA civil penalties—plus interest, costs and attorneys' fees to the extent permitted by law and with the amount to be determined by the Court in accordance with law. In July 2013, plaintiffs filed a Notice of Acceptance of the Offer to Compromise. The PAGA civil penalties amount is subject to Court approval. The amount of the offer of compromise does not include attorney's fees and costs.

  Aguilar Action:

In December 2012, 55 of the current and former sales representatives who sought to intervene in the Britto Action filed a lawsuit against the Company in which they assert the Expense Reimbursement Claim and Wage Deduction Claim, as well as an additional claim for improper wages statements on behalf of themselves individually. This lawsuit is styled Aguilar et al v. Zep Inc. and Acuity Specialty Products, Inc. ("Aguilar").

After answering the complaint and successfully removing the case from state court to federal court, the Company asserted counter-claims against three plaintiffs. The Company also successfully compelled eight plaintiffs who signed arbitration agreements to arbitration. The Company has settled with 17 of the 55 individual plaintiffs and plans to continue negotiating settlements with plaintiffs on an individual basis.

In August 2013, a plaintiff in the Aguilar case filed a motion for partial judgment as to the issue of liability on the business expense reimbursement claim. In October 2013, the Aguilar court granted the plaintiff's motion for partial summary judgment as to part of his claims and denied it as to the remainder of them. In terms of additional motion practice, the Company plans to bring summary judgments shortly as to enforce the settlement agreements of two plaintiffs who previously settled.

With respect to the arbitrations, the Company elected to proceed with eight separate arbitrations before Judicial Arbitration and Mediation Services ("JAMS"). These arbitrations are proceeding according to the JAMS streamlined process, and currently JAMS has set arbitration hearing dates beginning in mid October and continuing through the end of November. Two of the plaintiffs who are subject to arbitration agreements previously settled their claims against the Company. The Company filed dispositive motions to enforce their settlement agreements. The arbitrator hearing the claims of one of the plaintiffs denied the Company's motion as to that plaintiff; therefore, arbitration will proceed with respect to that plaintiff.

During our fiscal year ended August 31, 2011, we established a $1.8 million accrual with respect to our potential liability to the plaintiffs in the Britto lawsuit. During fiscal year 2013, we reevaluated the adequacy of this reserve based on the settlements we reached with plaintiffs during that period. We reduced the reserve by approximately $0.3 million, reflecting the amounts paid in settlement during the period and then increased the reserve by approximately $0.4 million, reflecting the accrual of additional pre-judgment interest on the liability that we think is probable. Based on the facts known as of the time of filing of this Annual Report on Form 10-K, our current accrual of $1.7 million continues to represent our best estimate of the probable settlement cost related to the Britto lawsuit and the Aguilar lawsuits.

We believe that we have substantial factual and legal defenses to the claims made in the lawsuits, which we are asserting aggressively. If we are not successful in our defense against the claims asserted in the lawsuits and if there is an adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to our financial condition or results of operations. However, because of the uncertainty of the outcome of the lawsuits, including the amount of damages, if any, any plaintiff may be able to prove, and because our liability, if any, arising from the litigation, including the amount of any damages awarded if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, we cannot estimate the reasonably possible losses or range of loss that may arise from the litigation in excess of the amounts described above.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol "ZEP". There were 3,290 stockholders of record as of October 29, 2013. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for our common stock for the periods indicated.

	Price per Share
			Dividends Per Share
	High	Low
2013
First Quarter	$16.00	$11.87	$0.04
Second Quarter	$15.29	$12.28	$0.04
Third Quarter	$16.94	$14.26	$0.04
Fourth Quarter	$17.04	$12.64	$0.04
2012
First Quarter	$18.16	$12.06	$0.04
Second Quarter	$17.96	$13.76	$0.04
Third Quarter	$15.65	$13.11	$0.04
Fourth Quarter	$16.45	$12.82	$0.04

We began making dividend payments, at an annual rate of $0.16 per share, in the second quarter of fiscal year 2008. Our Board of Directors evaluates our dividend policy quarterly, taking into consideration the composition of our stockholder base; our financial condition, earnings and funding requirements; our growth prospects; applicable law; and any other factors our Board of Directors deems, in its discretion, relevant. Our Board of Directors reviews our capital structure, including our dividend policy, quarterly to ensure it remains aligned with the best interest of our stockholders. On October 2, 2013, our Board of Directors increased the quarterly dividend to $0.05 per share. We currently expect to continue paying dividends at the current rate.

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

The following graph compares the change in cumulative total stockholders' return on our common stock with (a) the S&P Smallcap 600 Index and (b) the Russell 2000 Index, for each year from August 31, 2008 through August 31, 2013. The graph assumes an initial investment of $100 at the closing price on August 29, 2008 and assumes all dividends were reinvested. We have presented the Russell 2000 Index in lieu of an industry index or peer group because we believe there is no published industry index or peer group that adequately compares to our business. The figures for the chart and graph set forth below have been calculated based on the closing prices on the last trading day on the New York Stock Exchange for each period indicated.

 Item 6. Selected Financial Data

The following table sets forth our selected financial data, which has been derived from our Consolidated Financial Statements for each of the five years in the period ended August 31, 2013:

	Years Ended August 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Summary of Operations Data:
Net sales	$689,576	$653,533	$645,972	$568,512	$501,032
Operating profit	32,789	38,280	33,217	23,852	18,089
Net income	15,192	21,909	17,401	13,504	9,260
Basic earnings per share	0.69	1.00	0.80	0.62	0.43
Diluted earnings per share	0.68	0.98	0.78	0.61	0.42
Cash dividends declared per common share	$0.16	$0.16	$0.16	$0.16	$0.16
Basic weighted average number of shares outstanding	21,969	21,768	21,540	21,271	21,057
Diluted weighted average number of shares outstanding	22,435	22,166	22,027	21,738	21,290
Balance Sheet Data (at period end):
Cash and cash equivalents	$2,402	$3,513	$7,219	$25,257	$16,651
Total assets	547,758	435,287	403,769	342,848	249,618
Total debt	209,908	139,250	119,650	92,150	40,650
Stockholders' equity	$183,969	$167,917	$149,123	$122,173	$109,265
Other Data:
Cash provided by operations	$50,016	$22,607	$37,001	$34,023	$30,438
Operating working capital(1)	$116,743	$111,512	$100,007	$92,629	$83,616

(1)
Operating working capital is defined as the sum of accounts receivable and inventory less accounts payable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 1A. Risk Factors, Item 6. Selected Financial Data, Item 8. Financial Statements and Supplementary Data, including the notes thereto, and the other financial information included elsewhere in this Annual Report on Form 10-K. Statements made in this Item 7 may constitute forward-looking statements. Please see "Cautionary Statement Regarding Forward-Looking Information" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

  Company

Zep Inc. is a leading consumable chemical packaged goods company, providing a wide variety of high-performance chemicals and related products and services that help professionals maintain, clean and protect their assets. We market our products and services under well recognized brand names, including Zep®, Zep Professional®, Zep Commercial®, Zep Automotive® and other Zep Inc. brands. Our product portfolio, which is currently produced using more than 4,000 unique formulations, includes anti-bacterial and industrial hand care products, cleaners, degreasers, deodorizers, disinfectants, floor finishes, sanitizers, pest- and weed-control products, air-care products and delivery systems and a wide variety of automotive maintenance chemicals. We sell our products through a sales and service organization, to national and regional business-to-business distributors that target the transportation, industrial maintenance and janitorial and sanitation markets, and to home improvement stores and automotive after-market retailers.

  Recent Development

In the summer of 2013, we announced a reduction-in-force and a complexity-reduction initiative in an effort to improve our operating efficiency. Pursuant to the initiative, during the fourth fiscal quarter of 2013, we announced that we are reducing the number of non-sales associates by approximately 6% and closed a branch office. In the first quarter of fiscal 2014, we announced the closure of another branch office effective November 1, 2013. During fiscal 2014, we intend to continue to optimize our supply chain with the goal of reducing expenses while improving service to our customers through enhanced product availability. In that regard, we are reviewing our branch network design, explore shipping logistics alternatives and seek efficiencies in sourcing.

  Acquisitions and Loan to Innovation Partner

  Fiscal Year 2013 Acquisitions and Loan to Innovation Partner and 2012 Acquisitions

We completed the acquisition of Ecolab's Vehicle Care division ("EVC"), effective December 1, 2012 ("Closing Date"), for approximately $116.9 million in cash, subject to post-closing working capital adjustments The combination of EVC, our existing North American Sales and Service vehicle wash operations and Niagara created a new platform, "Zep Vehicle Care," ("ZVC").

On December 19, 2011, we entered into a $12.5 million bridge loan agreement, as lender, with Adco Products, LLC ("Adco"), as borrower. Adco is an affiliate of Equinox Chemicals, LLC ("Equinox"), a specialty chemical manufacturer with specialty research, innovation, product development and commercialization capabilities that reach markets globally. On February 28, 2013, we entered into an amended and restated loan and security agreement (the "Amended Loan Agreement") with Adco.

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

See Note 3: Acquisitions and Loan to Innovation Partner of Notes to Consolidated Financial Statements for information regarding our acquisitions.

Liquidity and Capital Resources

The following table sets forth certain indicators of our consolidated financial condition and liquidity as of the end of the fiscal years shown (dollars in thousands):

	2013	2012	2011
Cash and cash equivalents	$2,402	$3,513	$7,219
Operating working capital	116,743	111,512	100,007
Total debt and capital lease obligations	209,908	139,250	119,650
Stockholders' equity	183,969	167,917	149,123
Total debt-to-total capitalization (net of cash)	53.0%	44.7%	43.0%

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our five-year senior, secured credit facility (the "2010 Credit Facility"), which provides for a maximum borrowing capacity of $294 million. As of August 31, 2013, we had approximately $61 million available under the 2010 Credit Facility. In addition, at August 31, 2013, we had $7.2 million of industrial revenue bonds outstanding that are due in 2018. Our industrial revenue bonds were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of our facility in DeSoto, Texas. We have outstanding letters of credit totaling $11.8 million for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs and securing certain environmental obligations. These letters of credit were issued under the 2010 Credit Facility as of August 31, 2013, thereby reducing the total availability under the facility by such amount.

As of August 31, 2013, we had $2.4 million in cash and cash equivalents, of which $1.3 million was held by our foreign subsidiaries. Cash and cash equivalents held by our foreign subsidiaries averaged $7.6 million during fiscal year 2013. If in the future it becomes necessary to use all or a portion of the accumulated earnings generated by our foreign subsidiaries for our U.S. operations, we would be required to accrue and pay U.S. taxes on the funds repatriated for use within our U.S. operations. Our plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. Rather, our intent is to reinvest earnings generated by our foreign subsidiaries indefinitely outside of the U.S. for purposes including but not limited to growing our international operations through acquisitions.

The increase in operating working capital (calculated by adding accounts receivable and inventories, and subtracting accounts payable), total debt and capital lease obligations, and total debt-to-total capitalization (net of cash) as of the end of fiscal years 2013, 2012 and 2011 reflects the effect of acquisition activity discussed elsewhere. We were in compliance with our debt covenants as of August 31, 2013, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months. We do not expect the sources of or intended uses for our cash to change significantly in the foreseeable future, excluding acquisitions. In addition, we have an effective shelf registration statement that registers the issuance of up to an aggregate of $300 million of equity, debt, and certain other types of securities through one or more future offerings. The net proceeds from the sale of any securities pursuant to the shelf registration statement may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital. Our obligations under the 2010 Credit Facility, as amended, will become current during fiscal year 2014, and as such, we will be reviewing refinancing alternatives which could affect our interest expense during fiscal year 2014.

Net debt, which is defined as Current maturities of long-term debt plus Long-term debt, less current maturities minus Cash and cash equivalents, as of August 31, 2013, was $207.5 million, an increase of $71.8 million compared with August 31, 2012. The increase in net debt primarily reflects the increased borrowings required to fund the EVC acquisition ($116.8 million), capital expenditures during the previous twelve months ($12.1 million), and dividend payments during the previous twelve months ($3.5 million), partially offset by cash flow provided by operating activities of $50.0 million. Additional cash inflows during the year ended August 31, 2013 include proceeds from our secured borrowing facility and proceeds from stock-option exercises.

  Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund debt service obligations, operations, capital expenditures and dividend payments to stockholders. Net Cash Provided by Operating Activities for the years ended August 31, 2013 and 2012 was $50.0 million and $22.6 million, respectively, a $27.4 million, or 121%, increase from the prior year. This increase is due in part to improvements in our operating working capital of $12.3 million, almost all of which is related to inventory reductions. We define operating working capital as Accounts receivable, less reserve for doubtful accounts, plus Inventories, minus Accounts payable. During the year ended August 31, 2012, the decision to increase inventory levels in advance of our ERP system implementation and the timing of the payments associated with that inventory resulted in an increase of our operating working capital, which has subsequently returned to more normal levels. As a result, we used approximately $12 million less to fund inventory during fiscal year 2013 than was used in the prior fiscal year. We anticipate that we will be able to continue reducing inventory levels as we become increasingly proficient with the new ERP system and progress with other cost reduction initiatives. The $11.1 million increase to fiscal year 2013 operating cash flow from Accrued compensation and other current liabilities reflects accruals for restructuring charges and adjustments to our cash-based incentive programs that were recorded during that year's fiscal fourth quarter. We discuss our fiscal year 2013 restructuring actions further in Note 10 of Notes to Consolidated Financial Statements. The $2.8 million of cash used to fund Self insurance reserves and other long-term liabilities in fiscal year 2013 is an improvement of $2.5 million and reflects payments made in the normal course with the earlier-described environmental remediation as well as a decrease in the expenses associated with certain of our insurance programs. The bargain purchase gains recorded during fiscal year 2012 did not recur during fiscal year 2013 and are described further in Note 3 of Notes to Consolidated Financial Statements.

The majority of the share-based compensation expense generated through the administration of our share-based equity award programs does not affect our overall cash position. Accordingly, Net Cash Provided by Operating Activities includes approximately $4.0 million of share-based expense, which is presented as Other non-cash charges within our Consolidated Statements of Cash Flows.

We paid cash dividends on our common stock of $3.5 million, or $0.16 per share, during the twelve months ended August 31, 2013. Our ability to generate positive cash flow from operating activities directly affects our ability to make dividend payments. In addition, restrictions under the instruments governing our indebtedness could impair our ability to make such payments. Payments on our indebtedness and the quarterly dividends are expected to account for the majority of our financing activities as they pertain to normal operations.

Net Cash Provided by Operating Activities for the years ended August 31, 2012 and 2011 was $22.6 million and $37.0 million, respectively. Net Cash Provided by Operating Activities during the year ended August 31, 2012 declined 38.9% from the prior year due largely to our decision to increase inventory balances ahead of our ERP system implementation on December 1, 2012. This increase in inventory levels in fiscal year 2012 contrasted with a successful inventory reduction initiative we undertook in fiscal year 2011. Cash used to fund accounts payable was greater in fiscal year 2012 than the previous two years due to further centralization of that function into our shared service organization. This centralization increased the number of vendors inherited from prior acquisitions whose payments are now being made in accordance with agreed upon terms, which results in improved relationships with suppliers. The timing of payments associated with our fiscal year 2012 inventory build, which began before the fourth quarter of that particular fiscal year, as well as third quarter fiscal year 2012 promotional activity, also affected our trade payable balances at the end of fiscal year 2012.

Management believes that investing in assets and programs that will over time increase the overall return on our invested capital is a key factor in driving stockholder value. We invested $12.1 million and $18.4 million in fiscal years 2013 and 2012, respectively, on such assets and programs. The year-over-year decrease in capital spending is primarily due to the funding of ERP implementation activities in fiscal year 2012 ahead of the December 1, 2012 implementation date. We continue to invest in these items primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities. We expect to invest approximately $12.0 million to $14.0 million in fiscal year 2014 for machinery and equipment as well as improvements to our information technology infrastructure, both of which are intended to maintain and enhance our operations and future financial performance.

  Contractual Obligations

The following table summarizes our contractual obligations at August 31, 2013 (in thousands):

		Payments Due by Period
	Total	Less than One Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-Term Debt(1)	$209,908	$25,000	$177,758	$—	$7,150
Interest Obligations(2)	15,432	9,300	6,100	32	—
Operating Leases(3)	25,410	8,695	10,607	4,499	1,609
Securitized Borrowings(4)	9,304	9,304	—	—	—
Purchase Obligations(5)	12,384	12,384	—	—	—
Other Long-term Liabilities(6)	7,552	3,815	1,163	928	1,646

Total(7)	$279,990	$68,498	$195,628	$5,459	$10,405

(1)
These amounts (which represent outstanding debt at August 31, 2013) are included in our Consolidated Balance Sheets. The current versus long-term presentation of our outstanding debt within these statements reflects our intent and ability to refinance certain amounts of outstanding debt that are otherwise contractually due within one year. Further detail regarding our debt instruments is provided in the preceding Liquidity and Capital Resources section as well as in Note 5 of Notes to Consolidated Financial Statements.

(2)
These amounts represent expected future interest payments on debt that are contractually due within one year but that we anticipate will remain outstanding for longer periods given a consistent interest rate environment as well as our ability and intent to refinance certain borrowings made under our 2010 Credit Facility. Also included in these expected future interest payments are estimates of interest expense related to our $7.2 million industrial revenue bonds that neither mature nor are expected to be repaid before 2018.

(3)
Our operating lease obligations are described in Note 9 of Notes to Consolidated Financial Statements.

(4)
Our securitized borrowings under our Master Receivables Purchase Agreement with Bank of America N.A. are described in Note 6 of Notes to Consolidated Financial Statements.

(5)
Purchase obligations include commitments to purchase goods or services that specify all significant terms. This amount is primarily composed of purchase orders that were open as of August 31, 2013.

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

(7)
At August 31, 2013, our liability recorded for uncertain tax positions, including associated interest and penalties, was approximately $1.0 million. Since the ultimate amount and timing of other potential audit related cash settlements cannot be predicted with reasonable certainty, liabilities for uncertain tax positions are excluded from the contractual obligations table above. See further discussion in Note 10 of Notes to Consolidated Financial Statements.

  Basis of Presentation

We prepare our Consolidated Financial Statements, which present our financial position, results of operations, and cash flow, in accordance with U.S. generally accepted accounting principles. The financial statements and other financial information in this Form 10-K as of and for the three years ended August 31, 2013 are presented on a consolidated basis and include our accounts and those of our majority-owned subsidiaries. We consolidate all entities that we control. The general condition for control is ownership of a majority of the voting interests of an entity. Control may also exist in arrangements where we are the primary beneficiary of a variable interest entity ("VIE"). An entity that will have both the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb the losses or receive the benefits significant to the VIE is considered a primary beneficiary of that entity. We have determined that we are not a primary beneficiary in any material VIE.

We include shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities are generally recorded in Cost of Products Sold, which also includes the cost normally incurred in acquiring and producing inventory for sale, purchasing and receiving costs, and inspection costs. Certain customer-related shipping and handling costs, as well as other distribution costs, are included in Selling, Distribution, and Administrative Expenses. We believe this presentation is consistent with many of our peers and competitors. However, we acknowledge that our gross profit amounts may not be comparable to certain other entities, as some entities may include all of the costs related to their distribution network in their cost of products sold. Customer-related shipping and handling costs included within our Selling, Distribution, and Administrative Expenses totaled $45.0 million, $42.3 million, and $42.4 million for the fiscal years ended August 31, 2013, 2012, and 2011, respectively. Other distribution costs, which primarily consist of the cost of warehousing finished goods inventory, totaled $22.1 million, $23.1 million, and $22.0 million for the fiscal years ended August 31, 2013, 2012, and 2011, respectively.

Results of Operations

  Fiscal Year 2013 Compared with Fiscal Year 2012

The following table sets forth information comparing the components of net income for the year ended August 31, 2013 with the year ended August 31, 2012. Both dollar and percentage changes included within the tables below were calculated from our Consolidated Statements of Income:

	Years Ended August 31,
(Dollars in millions)			Percent Change
	2013	2012
Net Sales	$689.6	$653.5	5.5%
Gross Profit	324.5	300.8	7.9%
Percent of net sales	47.1%	46.0%
Operating Profit	32.8	38.3	(14.3)%
Percent of net sales	4.8%	5.9%
Income before Provision for Taxes	23.1	33.8	(31.8)%
Percent of net sales	3.3%	5.2%
Net Income	$15.2	$21.9	(30.7)%

  Net Sales

Net Sales totaled $689.6 million for the year ended August 31, 2013, compared with $653.5 million in the prior fiscal year, an increase of $36.0 million or 5.5%. Incremental revenue associated with the above-discussed acquisitions—namely EVC—and higher selling prices added $55.2 million and $5.4 million to Net Sales, respectively. In fiscal year 2013 organic volume-related sales declined $19.4 million that partially offset the increase in year-over-year Net Sales. During fiscal year 2013, we implemented a new ERP system in certain portions of our business. While we believe that, over the long-term, our business will benefit from this investment, we attribute some of this $19.4 million decline to the temporary disruption that resulted from this implementation. Separately, our fiscal year 2013 included two less selling days than did our fiscal year 2012, which is responsible for approximately $5.2 million of lower sales volume compared with the prior fiscal year. Overall, Net Sales in fiscal year 2013 reflected mixed results as growth in sales to customers that serve the transportation, and industrial/MRO, markets was more than offset by sales volume declines with other customers, primarily those in janitorial/sanitation and institutional markets. The fluctuation of foreign currency had an immaterial effect on our Net Sales during fiscal year 2013.

  Gross Profit

	Years Ended August 31,
(Dollars in millions)			Increase (Decrease)	Percent Change
	2013	2012
Net Sales	$689.6	$653.5	$36.0	5.5%
Cost of products sold	365.0	352.7	12.3	3.5%
Percent of net sales	52.9%	54.0%
Gross Profit	$324.5	$300.8	$23.7	7.9%
Percent of net sales	47.1%	46.0%

Gross Profit increased $23.7 million, or 7.9%, to $324.5 million in fiscal year 2013 compared with $300.8 million in the prior fiscal year. Gross profit margin was 47.1% in fiscal year 2013, representing an approximate 110 basis point increase from the prior fiscal year. The improvement in gross profit margin was due primarily to the inclusion of EVC's post-acquisition operating results.

  Operating Profit

	Years Ended August 31,
(Dollars in millions)			Increase (Decrease)	Percent Change
	2013	2012
Gross Profit	$324.5	$300.8	$23.7	7.9%
Percent of net sales	47.1%	46.0%
Selling, distribution, and administrative expenses	283.1	260.8	22.3	8.5%
Restructuring charges	5.2	—	5.2	100%
Loss (gain) on disposal of fixed assets	0.4	0.5	(0.1)	(13.4)%
Acquisition and integration costs	3.1	1.2	1.9	155%
Operating Profit	$32.8	$38.3	$(5.5)	(14.3)%
Percent of net sales	4.8%	5.9%

Operating Profit decreased $5.5 million in fiscal year 2013 to a profit of $32.8 million compared with $38.3 million in the prior fiscal year. Operating profit margins were 4.8% in fiscal year 2013 compared with 5.9% in the prior fiscal year. Selling, Distribution and Administrative Expenses as a percentage of Net Sales in fiscal year 2013 increased approximately 115 basis points compared with fiscal year 2012. This 115 basis point increase was due primarily to the inclusion of EVC and related identifiable intangible asset amortization expense in our year-to-date results (65 basis points), and to increased depreciation expense that is primarily associated with the ERP implementation (35 basis points). While the EVC acquisition and related non-cash amortization expense adversely affects our ratio of Selling, Distribution, and Administrative Expenses to Net Sales during fiscal year 2013, given the substantially higher gross profit margins generated by EVC, sales through that entity result in higher overall operating profit margins for us.

In fiscal year 2013, we began executing a complexity-reduction initiative that includes the consolidation of certain facilities, process simplification, product-line and customer rationalization, and headcount reductions. Pursuant to the initiative, during the fourth fiscal quarter of 2013, we announced we are reducing the number of non-sales associates by approximately 6% and closed a branch office. In August 2013, we recognized $5.2 million of expenses within Restructuring Charges in connection with these efforts. We did not incur material restructuring costs during fiscal year 2012.

Acquisition and Integration Costs totaled $3.1 million in fiscal year 2013 due to our acquisition of EVC as well as the continued integration of recently acquired operations in the United Kingdom. Acquisition and Integration Costs totaled $1.2 million in fiscal year 2012 due to the acquisitions of Washtronics, Hale Group, and Mykal. We expense all costs associated with advisory, legal and other due diligence-related services used in connection with acquisition-related activity in the period that we incur those costs.

We ceased using and subsequently listed a facility in Lancaster, Texas for sale during fiscal year 2010. We continue to market this held-for-sale asset, and during fiscal years 2013 and 2012, we recorded write-downs of $0.3 million and $0.5 million, respectively to properly state this asset in accordance with its fair market value.

We incurred approximately $1.5 million of costs associated with legal defense fees during fiscal year 2013 in connection with the Britto and Cowan and Aguilar matters that are discussed further in Note 9 of Notes to Consolidated Financial Statements. Total expenses incurred in connection with these matters in fiscal year 2012 totaled $2.1 million. We recognize legal costs in Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income. We anticipate that we will incur legal defense fees of approximately $1.2 million to $1.5 million related to these matters during fiscal year 2014.

  Income before Provision for Taxes

	Years Ended August 31,
(Dollars in millions)			Increase (Decrease)	Percent Change
	2013	2012
Operating Profit	$32.8	$38.3	$(5.5)	(14.3)%
Percent of net sales	4.8%	5.9%
Other Expense (Income)
Interest expense, net	9.0	5.5	3.5	63.1%
Bargain purchase gains from business combinations	—	(2.1)	2.1	(100)%
Miscellaneous expense (income), net	0.7	1.0	(0.3)	(28.9)%
Total other expense	9.7	4.4	5.3	118.3%
Income before Provision for Taxes	$23.1	$33.8	$(10.7)	(31.8)%
Percent of net sales	3.3%	5.2%

Total Other Expense in the year ended August 31, 2013 was $5.3 million higher than in the prior year. Interest Expense, net increased $3.5 million due primarily to the increased borrowings made from our 2010 Credit Facility in connection with the EVC acquisition. Interest Expense, net in fiscal year 2013 includes $0.9 million of interest income attributable to the loan made to Adco. Bargain purchase gains from business combinations during fiscal year 2012 includes approximately $2.1 million of such gains that we recognized upon concluding our purchase accounting evaluation of the Washtronics and Hale Group acquisitions. The gain related to the Hale Group acquisition reflects our recognition of a pension asset whose value was not considered in this acquisition's purchase price and that is associated with the overfunded status of a defined benefit pension plan maintained by the Hale Group. Bargain purchase gains from business combinations did not recur in fiscal year 2013. Interest Expense, net in fiscal year 2012 includes $0.7 million of interest income attributable to the above-mentioned $12.5 million loan made to Adco. We describe both the bargain purchase gains and the loan made to Adco within Note 3 of Notes to Consolidated Financial Statements. While interest associated with our debt is variable in nature, we expect net interest expense to range between $8.0 million and $9.0 million in our fiscal year 2014. Our obligations under the 2010 Credit Facility, as amended, will become current during fiscal year 2014, and as such, we will be reviewing refinancing alternatives which could affect our interest expense during fiscal year 2014.

  Provision for Taxes and Net Income

	Years Ended August 31,
(Dollars in millions)			Increase (Decrease)	Percent Change
	2013	2012
Income before Provision for Taxes	$23.1	$33.8	$(10.7)	(31.8)%
Percent of net sales	3.3%	5.2%
Provision for income taxes	7.9	11.9	(4.0)	(33.8)%
Effective tax rate	34.2%	35.2%
Net Income	$15.2	$21.9	$(6.7)	(30.7)%

Net Income for fiscal year 2013 decreased $6.7 million, or 30.7%, to $15.2 million, compared with $21.9 million reported in the prior year period. The effective tax rate for fiscal year 2013 was 34.2%, compared with 35.2% in the prior year. Our effective tax rate declined compared with the same prior year period due to the relative mix of income earned in various jurisdictions; the recognition of a discrete item in the third quarter of fiscal year 2013; and the non-recurrence of prior year acquisition costs that were incurred in the United Kingdom and that were non-deductible. We anticipate our effective tax rate will range between 35.5% and 36.5% for fiscal year 2014.

Diluted earnings per share generated in fiscal year 2013 totaled $0.68, representing a decrease of $0.30 per diluted share from the $0.98 per diluted share earned in the prior year. Earnings in fiscal year 2013 were negatively impacted by $0.15 per diluted share of restructuring-related charges recorded during August of 2013, and $0.09 per diluted share due to acquisition and integration related costs recorded throughout fiscal year 2013.

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

During the second quarter of fiscal year 2011, we detected contamination within one of our manufacturing location's waste streams, which caused a temporary increase in our wastewater disposal and overall operating costs. Gross Profit in fiscal year 2011 includes $1.4 million of costs associated with this occurrence, which represents approximately 20 basis points of fiscal year 2011 gross profit margin. The affected waste treatment facility is now fully functional. We did not incur costs related to this event during our fiscal year 2013, and we do not expect future cost associated with this event, if any, to be material. We also incurred in fiscal year 2011 approximately $1.0 million of expense associated with the ultimate sale-through of acquired inventories having an increased basis due to the application of purchase accounting rules.

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

Operating Profit increased $5.1 million in fiscal year 2012 to a profit of $38.3 million compared with $33.2 million in the prior fiscal year. Operating profit margins were 5.9% in fiscal year 2012 compared with 5.1% in the prior fiscal year. Selling, Distribution and Administrative Expenses as a percentage of Net Sales in fiscal year 2012 improved approximately 170 basis points compared with fiscal year 2011. This improvement was due in part to the discontinuation of fees associated with the Waterbury transition services agreement, which expired during the fourth quarter of fiscal year 2011, and an increasing percentage of our sales to customers in retail and distribution channels. We also incurred less variable compensation-related expenses in fiscal year 2012. Commissions and selling bonuses earned by sales representatives in fiscal year 2012 were less than those amounts earned in the prior fiscal year given the comparative periods' decline in volume sold through the sales and service organization. In addition, expenses related to management incentive bonus and share-based equity award programs were less in fiscal year 2012 than in fiscal year 2011. Separately, the $2.5 million and $1.3 million adjustments to the contingent consideration and Amrep-site environmental remediation liabilities (disclosed in Notes 12 and 9 of Notes to Consolidated Financial Statements, respectively) reduced overall Selling, Distribution, and Administration Expenses in fiscal year 2012. Excluding the adjustments to these two contingent liabilities, our Selling, Distribution, and Administrative Expenses as a percentage of Net Sales nonetheless improved in fiscal year 2012 compared with the prior fiscal year.

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

We incurred approximately $2.1 million of costs associated with legal defense fees during fiscal year 2012 in connection with the Britto and Cowan matter that is discussed further in Note 9 of Notes to Consolidated Financial Statements. Total expenses incurred in connection with this matter in fiscal year 2011 totaled $2.6 million. We recognize legal costs in Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income.

  Income before Provision for Taxes

	Years Ended August 31,
(Dollars in millions)			Increase (Decrease)	Percent Change
	2012	2011
Operating Profit	$38.3	$33.2	$5.1	15.2%
Percent of net sales	5.9%	5.1%
Other Expense (Income)
Interest expense, net	5.5	6.6	(1.1)	(16.3)%
Bargain purchase gains from business combinations	(2.1)	—	(2.1)	(100)%
Miscellaneous expense (income), net	1.0	0.0	1.1	2,715%
Total other expense	4.4	6.5	(2.1)	(31.9)%
Income before Provision for Taxes	$33.8	$26.7	$7.1	26.8%
Percent of net sales	5.2%	4.1%

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

  Strategy and Outlook—

Our strategy is to be a leading provider of maintenance and cleaning products & services to customers engaged in Transportation, Industrial/MRO and Jan/San & Institutional markets. We have made great progress with transforming our business over the past five years by developing a multi-channel and multi-brand approach designed to serve the customers the way they want to be served. For example, our primary retail brand, Zep Commercial, is now available at almost 11,000 retail locations throughout North America—a greater than 75% increase compared with the number of stores at which customers could purchase Zep Commercial at the beginning of fiscal year 2011. Furthermore, since 2009 we doubled the percentage of our total sales generated from the distribution and retail channels. Execution of our strategy has increased the global reach of Zep's brand. We recently established a presence in the United Kingdom, and, this year, we began establishing a network of distributors in China. Since improving our overhead structure through cost reduction measures in fiscal year 2009, we have augmented our strategy by completing seven acquisitions. The combination of these actions has driven broader access to markets and an expanded product portfolio, but also increased the complexity that comes with managing distinct information systems, inventories, go-to-market strategies, and related processes.

In the near-term, we intend to focus on business simplification and cost control while making strategic investments in the business. Pursuant to this initiative, during the fourth fiscal quarter of 2013, we announced a restructuring plan to reduce the number of non-sales associates by approximately 6% and closed a branch office. In the first fiscal quarter of 2014, we announced the closure of another branch office effective November 1, 2013. During fiscal 2014, we intend to continue to optimize our supply chain with the goal of reducing expenses while improving service to our customers through enhanced product availability. In that regard, we will review our branch network design, explore shipping logistics alternatives and seek efficiencies in sourcing. In addition to strengthening our balance sheet, we intend for these restructuring actions, which could span up to two years, to deliver improved gross margins as well as a reduction in fixed costs. We will continue to invest in product innovation and market expansion as a means to achieve organic revenue growth.

While we are confident in our demonstrated ability to restructure the business, we are uncertain about the impact of our actions on revenue in the near term. In addition to the activities described above, we are undertaking a complexity reduction initiative that could result in product SKU reduction and/or the loss of certain customers. As a result of these actions, we could experience flat or declining sales in the near-term.

New Accounting Pronouncements

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

In September 2011, the FASB issued guidance pertaining to the testing of certain intangible assets for impairment. The revised guidance purposes to reduce the cost and complexity of registrants' annual goodwill impairment tests by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a more robust, quantitative impairment evaluation is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We implemented the new standard in our 2013 annual goodwill impairment testing. This guidance did not have a material effect on our financial condition or results of operations.

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

  Accounts Receivable

We record accounts receivable at net realizable value. This value includes an allowance for estimated uncollectible accounts to reflect losses anticipated on accounts receivable balances. The allowance is based on historical write-offs, an analysis of past due accounts based on the contractual terms of the receivables, and the economic status of customers, if known. Management believes that the allowance is sufficient to cover uncollectible amounts; however, there can be no assurance that unanticipated future business conditions of customers will not have a negative impact on our results of operations. We generally do not require collateral for our accounts receivable.

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

  Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets

  Long-Lived and Definite-Lived Intangible Assets

We test property, plant, and equipment and other long-term assets for impairment if events or changes in circumstances occur indicating that those assets' carrying values may not be recoverable. Our judgment regarding the existence of impairment indicators is based on operational, market, and legal conditions. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating the impairment would also require us to estimate future operating results and cash flow, which also require judgment by management. If we were to identify an impairment, any resulting loss would be calculated based on estimations of the fair value of the affected asset(s).

Long-lived assets include definite-lived intangible assets. Our definite-lived intangible assets consist primarily of customer relationships obtained through acquisitions and are amortized on a straight-line basis over their estimated useful lives. We determined the fair value of the customer relationships related to these acquisitions using the excess earnings method under the income approach. The income approach also helped us determine the useful lives of acquired customer relationships as it considers the periods of expected cash flow and other pertinent factors outlined in relevant accounting guidance. Key inputs into that income-based approach include the attrition rates derived from historical sales data generated by the acquired customer base. Accordingly, attrition rates influence both the useful lives and the fair value of our acquired customer relationships. The excess earnings method can be used to determine the overall fair value of an intangible asset by estimating the amount of discounted residual (or excess) cash flow generated by the asset. The excess earnings method yields multi-year financial projections or cash flow "run-outs". For the purposes of valuing acquired customer relationships, these projections begin with a total sales amount based upon historical sales information. Each year, we apply a consistent growth rate to the preceding year's sales total reflecting our expectation that revenue from acquired/repeat customers will grow. We believe we conduct business in an industry that grows at approximately the rate of U.S. gross domestic product. To that end, our revenue growth assumptions in our recent acquisition excess earnings models were set at modest levels. We recognize that higher growth factors would result in longer useful life periods, but we believe our estimates to be appropriate. We did not include projected synergies between us and our acquired companies when utilizing the excess earnings method. We base the remaining economic useful lives of customer relationships at the point in time we expect to realize substantially all of the benefit of our acquired product lines' projected cash flow. This approach yields useful life determinations that are shorter than the economic benefit realization periods set forth within excess earnings models.

  Goodwill and Indefinite-Lived Intangible Assets

We test goodwill for impairment on an annual basis (as of the beginning of our fiscal fourth quarter) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. In evaluating goodwill for impairment, we estimate the fair value of our reporting unit by considering market capitalization and other factors if it is more likely than not that the fair value of our reporting unit is less than its carrying value. If our reporting unit's fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit's carrying value exceeds its fair value, we then determine the amount of the impairment charge, if any. If we were to identify an impairment, then any resulting loss would be calculated based on estimations of the reporting unit's fair value. The recognition of an impairment to our goodwill could have a material adverse effect on our results of operations and financial position, but not our cash flow from operations.

Our indefinite-lived intangible assets are not amortized and primarily consist of acquired trademarks. The fair value of the trademarks is determined based on the relief from royalty method under the income approach, which requires us to estimate a reasonable royalty rate, identify relevant projected revenues and expenses, and select an appropriate discount rate. The evaluation of indefinite-lived intangible assets for impairment requires management to use significant judgments and estimates including, but not limited to, projected future net sales, operating results, and cash flow of our business. Although management currently believes that the estimates used in the evaluation of indefinite-lived intangible assets are reasonable, differences between actual and expected net sales, operating results, and cash flow could cause these assets to be deemed impaired. If we were to identify an impairment, any resulting loss would be calculated based on estimations of the fair value of affected asset(s).

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

  Share-Based Compensation Expense

We have adopted guidance requiring compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. We incurred $4.1 million, $4.0 million, and $5.0 million of share-based expense for the years ended August 31, 2013, 2012, and 2011, respectively. This guidance also requires forfeitures of share-based awards to be estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Expense related to share-based payments has been reduced for estimated forfeitures, and equity awards having graded vesting provisions are accounted for on a straight-line basis.

Share-based compensation regulation does not specify a preference for a type of valuation model to be used when measuring the fair value of share-based payments. We have historically used the Black-Scholes model in deriving the fair value estimates of stock option awards whose vesting are conditioned solely upon an award holders' service to us, which includes all stock option awards outstanding as of August 31, 2013. The Black-Scholes model's valuation inputs include an entity's dividend yield, measure of expected volatility, estimated risk-free rate and an option's expected life based on historical exercise behavior of award holders. Our dividend yield is calculated based on annual dividends paid and the trailing historical average closing stock price at the time of an award's grant. For awards issued prior to the spin-off, expected volatility was based on historical volatility of Acuity Brands' stock over the preceding number of years equal to the expected life of the options. Expected volatility for awards issued under our long-term incentive programs has been based in part on the volatilities of well-established guideline companies as well as our own historical volatility. We have phased out the use of guideline companies as a determinant for volatility as our own trading history is established and becomes a more appropriate measure for expected volatility. We base our risk-free rate on the United States Treasury yield for a term equal to the expected life of the options at the time of grant. We have used historical exercise behavior data to determine the expected life of options. All inputs into the Black-Scholes model are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, though without impact to future reported net income. The annual equity award grants for fiscal years 2010 and 2011 not only included restricted stock and stock option awards conditioned solely upon service, but also restricted stock awards containing both service and market-based conditions ("stock appreciation awards"). Vesting of these stock appreciation awards is predicated in part upon on the attainment of certain stock price appreciation targets. These stock appreciation awards' fair value is determined using a Monte-Carlo simulation model that is able to accommodate stock price appreciation and other provisions of these awards. The annual equity award grants for fiscal years 2013 and 2012 not only included restricted stock and stock option awards conditioned solely upon service, but also awards containing both service and internal performance-based conditions such as EBITDA or return on invested capital, or both ("performance awards"). The annual grants for fiscal years 2013 and 2012 did not contain stock appreciation-related conditions, and the derivation of performance award fair value did not require the use of a Monte-Carlo simulation model for such grants.

As of August 31, 2013, there was $4.0 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of approximately two years. As of August 31, 2013, there was $1.0 million of total unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years. The majority of the share-based compensation expense generated through the administration of our share-based award programs does not affect our overall cash position. Therefore, certain of these expenses have been reflected as Other non-cash charges within our Consolidated Statements of Cash Flows. Forfeitures were estimated based on historical experience. If factors change causing different assumptions to be made in future periods, compensation expense recorded pursuant to accounting rules governing the treatment of share-based compensation may differ significantly from that recorded in the current period. See Notes 2 and 8 of Notes to Consolidated Financial Statements for more information regarding the assumptions used in estimating the fair value of stock options as well as for the financial implications associated with the accounting rules governing the treatment of share-based compensation.

  Environmental Matters

We recognize expense for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual cost of resolving environmental issues may be higher or lower than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations. We are self-insured for most environmental matters. For more information concerning environmental matters affecting us and our approach towards such, please refer to Note 9 of Notes to Consolidated Financial Statements.

  Legal Matters

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flow. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on our results of operations, financial position, or cash flow in future periods. We establish accruals for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, unless otherwise disclosed, we cannot make a meaningful estimate of actual costs or a range of reasonably possible losses that could be higher or lower than the amounts accrued. Based on the facts known as of the time of filing of this Annual Report on Form 10-K, our current accrual of $1.7 million continues to represent our best estimate of the probable cost related to the Britto and Aguilar matters. We anticipate incurring approximately $1.2 million to $1.5 million of costs associated with legal defense fees during fiscal year 2014 in connection with this matter. For more information concerning legal matters affecting us and our approach towards such, please refer to Note 9 of Notes to Consolidated Financial Statements.

Cautionary Statement Regarding Forward-Looking Information

This filing contains, and other written or oral statements made by or on behalf of us may include, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Specifically, forward-looking statements may include, but are not limited to:

•
statements relating to our future economic performance, business prospects, strategy, restructuring initiative, revenue, income, and financial condition;

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

•
competition;

•
ability to realize anticipated benefits from strategic, planning or restructuring initiatives and the timing of related benefits, including initiatives and benefits pertaining to acquisitions;

•
market demand;

•
litigation and other contingent liabilities, such as environmental matters; and

•
economic, political, governmental, technological, and natural disaster related factors affecting our operations, tax rate, markets, products, services, and prices, among others.

In evaluating these forward-looking statements, you also should consider various factors, including the risk factors described in Item 1A. Risk Factors of this Annual Report on Form 10-K and the other factors described in our filings with the SEC. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

General. We are exposed to market risks that may impact our financial statements due primarily to changing interest rates and foreign exchange rates. The following discussion provides additional information regarding our market risks.

Interest Rates. Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flow. Debt outstanding as of August 31, 2013 was attributable to financing facilities with variable interest rates. We have previously entered into interest rate swap arrangements with the intention to manage the variability of interest related cash flow associated with our variable-rate debt. While we may enter into similar instruments in the future, no such arrangements existed as of either August 31, 2013 or the date of this filing.

Based on our current borrowings, the potential change in annual interest expense resulting from a hypothetical 10% fluctuation in market interest rates would be less than $0.1 million. See Notes 2 and 5 of the Notes to Consolidated Financial Statements for additional information regarding our debt.

Foreign Exchange Rates. The majority of our net sales, expense, and capital purchases are transacted in United States dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to our operations in Canada and Europe. A hypothetical fluctuation in each of the Canadian dollar and the Euro of 10% would impact operating profit by approximately $0.7 million and $0.01 million, respectively. The impact of these hypothetical currency fluctuations has been calculated in isolation from any response we would undertake to address such exchange rate changes in our foreign markets.

Fluctuations in Commodity Prices. The key raw materials used in our products are surfactants, polymers and resins, fragrances, water, solvents, and other petroleum-based materials and packaging materials. We do not engage in commodity hedging transactions for raw materials, though we have committed and will continue to commit to purchase certain materials for specified periods of time. Many of the raw materials that we use are petroleum-based and, therefore, are subject to the availability and price of oil or its derivatives. Some of the raw materials we use are agriculture-based commodities and are subject to fluctuations in availability and price. Significant increases in the prices of our products due to increases in the cost of raw materials or packaging materials could have a negative effect on demand for products and on profitability. It is difficult to estimate the impact that pricing volatility in the commodities markets from which we source raw materials will have on our future earnings. We estimate that the variability in the cost of raw materials did not have a significant impact on our results of operations during fiscal year 2013. In past fiscal years our results of operations have been significantly impacted by the rising cost of certain commodities. We estimate that the rising costs of raw materials negatively affected our gross profit by approximately $2.5 million in fiscal year 2012. The cost of certain commodities, particularly petro-chemicals, is volatile. While we have generally been able to pass along these increases in cost in the form of higher selling prices for our products over time, failure to effectively manage future increases in the costs of these materials could adversely affect our operating margins and cash flow. Furthermore, there are a limited number of suppliers for some of our raw materials, packaging materials, and finished goods. Our profitability, volume, and cash flow could be negatively impacted by limitations inherent within the supply chain of certain of these materials, including competitive conditions, governmental issues, legal issues, natural disasters, and other events that could impact both the availability and price of the materials.

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

Effective December 1, 2012, we completed our acquisition of the Ecolab Inc.'s Vehicle Care Division ("EVC"). As permitted by the Securities and Exchange Commission, management has elected to exclude EVC from management's assessment of the effectiveness of our internal control over financial reporting as of August 31, 2013. In the aggregate, total assets and total revenues of EVC represented 4% and 6%, respectively, of our total assets and total revenues as reported in our consolidated financial statements as of and for the year ended August 31, 2013.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of August 31, 2013. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of August 31, 2013, the Company's internal control over financial reporting is effective.

The Company's independent registered public accounting firm has issued an audit report on this assessment of the Company's internal control over financial reporting. This report, dated November 5, 2013, appears on page 45 and 46 of this Form 10-K.

/s/ JOHN K. MORGAN John K. Morgan Chairman, President and Chief Executive Officer	/s/ MARK R. BACHMANN Mark R. Bachmann Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zep Inc.

We have audited Zep Inc.'s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Zep Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the vehicle care division of Ecolab Inc. ("EVC"), which is included in the 2013 consolidated financial statements of Zep Inc. and constituted 4% of total assets as of August 31, 2013 and 6% of total revenues for the year then ended. Our audit of internal control over financial reporting of Zep Inc. also did not include an evaluation of the internal control over financial reporting of EVC.

In our opinion, Zep Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zep Inc. as of August 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2013 of Zep Inc. and our report dated November 5, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 5, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zep Inc.

We have audited the accompanying consolidated balance sheets of Zep Inc. as of August 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zep Inc. at August 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zep Inc.'s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 5, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 5, 2013

Zep Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per-share data)

	August 31,
	2013	2012
Current Assets:
Cash and cash equivalents	$2,402	$3,513
Accounts receivable, less reserve for doubtful accounts of $3,941 and $3,595 at August 31, 2013 and 2012, respectively	104,476	93,522
Inventories	68,633	71,451
Prepayments and other current assets	13,051	22,333
Deferred income taxes	8,002	6,702

Total Current Assets	196,564	197,521

Property, Plant, and Equipment, at cost:
Land	5,444	5,680
Buildings and leasehold improvements	60,686	62,208
Machinery and equipment	124,230	114,310

Total Property, Plant, and Equipment	190,360	182,198
Less accumulated depreciation and amortization	108,032	101,277

Property, Plant, and Equipment, net	82,328	80,921

Other Assets:
Goodwill	121,102	84,604
Identifiable intangible assets	129,929	65,707
Deferred income taxes	875	979
Other long-term assets	16,960	5,555

Total Other Assets	268,866	156,845

Total Assets	$547,758	$435,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$25,000	$15,000
Accounts payable	56,366	53,461
Accrued compensation	25,226	17,334
Other accrued liabilities	41,167	27,947

Total Current Liabilities	147,759	113,742
Long-term debt, less current maturities	184,908	124,250

Deferred income taxes	12,782	8,574

Self-insurance reserves, less current portion	3,267	2,954

Other long-term liabilities	15,073	17,850

Commitments and Contingencies (see Note 9)
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 22,065,059 and 21,832,328 shares issued and outstanding at August 31, 2013 and August 31, 2012, respectively	221	218
Paid-in capital	102,573	97,481
Retained earnings	69,023	57,367
Accumulated other comprehensive income	12,152	12,851

Total Stockholders' Equity	183,969	167,917

Total Liabilities and Stockholders' Equity	$547,758	$435,287

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per-share data)

	Years Ended August 31,
	2013	2012	2011
Net Sales	$689,576	$653,533	$645,972
Cost of products old	365,034	352,737	343,095

Gross Profit	324,542	300,796	302,877
Selling, distribution, and administrative expenses	283,075	260,806	268,438
Restructuring charges	5,159	—	1,469
Acquisition and integration costs	3,086	1,210	429
Loss (gain) on assets held for sale and disposal of fixed assets	433	500	(676)

Operating Profit	32,789	38,280	33,217
Other Expense (Income):
Interest expense, net	8,958	5,493	6,562
Bargain purchase gains from business combinations	—	(2,095)	—
Miscellaneous expense (income), net	744	1,046	(40)

Total other expense	9,702	4,444	6,522

Income before Provision for Income Taxes	23,087	33,836	26,695
Provision for income taxes	7,895	11,927	9,294

Net Income	$15,192	$21,909	$17,401

Earnings Per Share:
Basic Earnings per Share	$0.69	$1.00	$0.80

Basic Weighted Average Number of Shares Outstanding	21,969	21,768	21,540

Diluted Earnings per Share	$0.68	$0.98	$0.78

Diluted Weighted Average Number of Shares Outstanding	22,435	22,166	22,027

Dividends Declared per Share	$0.16	$0.16	$0.16

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended August 31,
	2013	2012	2011
Net Income	$15,192	$21,909	$17,401
Other comprehensive (loss) income:
Foreign currency translation adjustment	(965)	(3,929)	5,420
Defined benefit pension plan adjustment	345	(308)	—

Other comprehensive (loss) income before income taxes	(620)	(4,237)	5,420
Provision for income taxes related to other comprehensive income (loss) items	(79)	76	—

Other comprehensive (loss) income	(699)	(4,161)	5,420

Comprehensive income	$14,493	$17,748	$22,821

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended August 31,
	2013	2012	2011
Cash Provided by Operating Activities:
Net Income	$15,192	$21,909	$17,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,931	14,330	14,197
Loss (gain) on assets held for sale and disposal of fixed assets	433	706	(504)
Excess tax benefits from share-based payments	124	5	(869)
Bargain purchase gains from business combinations	—	(2,095)	—
Other non-cash charges	4,010	3,816	5,071
Changes in assets and liabilities:
Accounts receivable	(4,355)	2,097	4,240
Inventories	2,885	(9,141)	1,130
Deferred income taxes	3,011	3,509	3,943
Prepayments and other current assets	(2,493)	(55)	444
Accounts payable	2,782	(3,897)	590
Accrued compensation and other current liabilities	11,066	(736)	(8,315)
Self insurance reserves and other long-term liabilities	(2,765)	(5,271)	(561)
Other assets	195	(2,570)	234

Net Cash Provided by Operating Activities	50,016	22,607	37,001

Cash Used for Investing Activities:
Purchases of property, plant, and equipment	(12,068)	(18,356)	(8,904)
Acquisitions, net of cash acquired	(116,692)	(11,923)	(76,065)
Loan to innovation partner	—	(12,500)	—
Proceeds from sale of property, plant, and equipment	21	—	926

Net Cash Used for Investing Activities	(128,739)	(42,779)	(84,043)

Cash Provided by Financing Activities:
Proceeds from revolving credit facilities	409,808	312,800	338,200
Repayment of borrowings from revolving credit facilities	(339,150)	(293,200)	(310,700)
Proceeds from secured borrowings	9,304	—	—
Stock issuances	1,207	738	1,899
Excess tax benefits from share-based payments	(124)	(5)	869
Dividend payments	(3,536)	(3,512)	(3,483)

Net Cash Provided by Financing Activities	77,509	16,821	26,785

Effect of Exchange Rate Changes on Cash	103	(355)	2,219

Net Change in Cash and Cash Equivalents	(1,111)	(3,706)	(18,038)
Cash and Cash Equivalents at Beginning of Period	3,513	7,219	25,257

Cash and Cash Equivalents at End of Period	$2,402	$3,513	$7,219

Supplemental Cash Flow Information:
Income taxes paid during the year	$5,162	$8,610	$5,001
Interest paid during the year	$7,797	$5,517	$6,508

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at August 31, 2010	21,336	$213	$85,316	$25,052	$11,592	$122,173
Net income	—	—	—	17,401	—	17,401
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	5,420	5,420
Amortization, issuance, and forfeitures of restricted stock grants and stock options	296	3	3,890	—	—	3,893
Deferred compensation plan	—	—	951	—	—	951
Employee stock purchase plan issuances	—	—	237	—	—	237
Stock option exercises	—	—	1,662	—	—	1,662
Dividend payments	—	—	—	(3,483)	—	(3,483)
Tax effect on stock options and restricted stock	—	—	869	—	—	869

Balance at August 31, 2011	21,632	$216	$92,925	$38,970	$17,012	$149,123

Net income	—	—	—	21,909	—	21,909
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	(3,929)	(3,929)
Defined benefit pension plan adjustment (net of tax of $76)	—	—	—	—	(232)	(232)
Amortization, issuance, and forfeitures of restricted stock grants and stock options	200	2	3,208	—	—	3,210
Deferred compensation plan	—	—	609	—	—	609
Employee stock purchase plan issuances	—	—	211	—	—	211
Stock option exercises	—	—	527	—	—	527
Dividend payments	—	—	—	(3,512)	—	(3,512)
Tax effect on stock options and restricted stock	—	—	1	—	—	1

Balance at August 31, 2012	21,832	$218	$97,481	$57,367	$12,851	$167,917

Net income	—	—	—	15,192	—	15,192
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	(965)	(965)
Defined benefit pension plan adjustment (net of tax of $79)	—	—	—	—	266	266
Amortization, issuance, and forfeitures of restricted stock grants and stock options	233	3	3,473	—	—	3,476
Deferred compensation plan	—	—	536	—	—	536
Employee stock purchase plan issuances	—	—	193	—	—	193
Stock option exercises	—	—	1,014	—	—	1,014
Dividend payments	—	—	—	(3,536)	—	(3,536)
Tax effect on stock options and restricted stock	—	—	(124)	—	—	(124)

Balance at August 31, 2013	22,065	$221	$102,573	$69,023	$12,152	$183,969

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 1: Description of Business, Distribution and Basis of Presentation

  Description of the Business

Zep Inc. ("Zep" or "we" or "our" or the "Company") is a leading consumable chemical packaged goods company, providing a wide variety of high-performance chemicals and related products and services that help professionals maintain, clean and protect their assets. We market our products and services under well recognized brand names, including Zep®, Zep Professional®, Zep Commercial®, Zep Automotive® and other Zep Inc. brands. Our common stock is listed on the New York Stock Exchange under the ticker symbol "ZEP."

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

  Accounts Receivable

We record accounts receivable at net realizable value. This value includes an allowance for estimated uncollectible accounts to reflect losses anticipated on accounts receivable balances. The allowance is based on historical write-offs, an analysis of past due accounts based on the contractual terms of the receivables, and the economic status of customers, if known. We believe that the allowance is sufficient to cover uncollectible amounts; however, there can be no assurance that unanticipated future business conditions of customers will not have a negative impact on our results of operations. We generally do not require collateral for our accounts receivable. Accounts receivable are written off against the allowance for estimated uncollectible accounts should we conclude their collection is improbable. Expense recorded in connection with our allowance for estimated uncollectable accounts totaled $1.9 million, $1.7 million, and $2.0 million for the years ended August 31, 2013, 2012, and 2011, respectively.

  Concentrations of Credit Risk

Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. Receivables due from The Home Depot, our largest single customer, were approximately $11.8 million, $9.6 million, and $10.8 million as of the years ended August 31, 2013, 2012, and 2011, respectively. Additionally, although net sales to The Home Depot were less than 10% of our total net sales in each of the fiscal years 2013 and 2012, net sales to The Home Depot accounted for approximately 10% of our total net sales during the fiscal year ended August 31, 2011. No single customer accounted for more than 10% of combined receivables or total net sales as of and for the years ended August 31, 2013 or 2012.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

  Inventories

Inventories, which include materials, direct labor, and related manufacturing overhead, are stated at the lower of cost (approximate costs determined on a first-in, first-out or average cost basis) or market, and consisted of the following at August 31, 2013 and 2012:

	2013	2012
Raw materials and supplies	$17,963	$24,852
Work in process	1,711	899
Finished goods	50,755	47,864

	70,429	73,615
Less: Reserves	(1,796)	(2,164)

	$68,633	$71,451

  Goodwill and Identifiable Intangible Assets

As of August 31, 2013, our Consolidated Balance Sheets reflect a total of $121.1 million in goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized, including expected synergies from the acquisitions. The excess of the purchase price over the net tangible and identifiable intangible assets for our acquisitions has been recorded as Goodwill within the Consolidated Balance Sheets. Goodwill is not deductible for income tax purposes. Our acquisitions during the three fiscal years ended August 31, 2013 are discussed further in Note 3 of Notes to Consolidated Financial Statements.

We test goodwill for impairment on an annual basis at the beginning of the fourth quarter of each fiscal year, or sooner if events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. We have the option to perform a qualitative assessment of goodwill in lieu of completing the two-step process described below to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, we must perform the two-step process. The first step identifies potential impairments by comparing the fair value of the reporting unit, Zep, with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the fair value, the second step of the test requires a calculation of possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the implied fair value of the goodwill is less than the carrying value, an impairment charge is recorded. If the calculated fair value of a reporting unit exceeds the carrying value, goodwill is not impaired and the second step is not necessary.

In fiscal 2013, certain qualitative factors were used to determine the likelihood of goodwill impairment for our one reporting unit. None of the analyses resulted in an impairment charge during fiscal 2013,

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

2012, or 2011. Changes in the carrying amount of Goodwill during fiscal years 2013 and 2012 are summarized as follows:

Balance as of August 31, 2011	$84,418

Acquisitions (Mykal)	567
Currency translation adjustments	(381)

Balance as of August 31, 2012	$84,604

Acquisitions (Vehicle Care division of Ecolab Inc.)	36,692
Currency translation adjustments	(194)

Balance as of August 31, 2013	$121,102

Our identifiable intangible assets primarily include the customer relationships, patents and formulations acquired through the above-mentioned business combinations. Amortization of intangible assets with finite lives is recognized over their estimated useful lives using an amortization method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. The straight-line method is used for customer relationships. As a result of the negligible attrition rate in our customer base, the difference between the straight-line method and attrition methods is not material to our results. The estimated useful lives for our finite-lived intangible assets range from eight to 22 years, and are concentrated between 17 and 22 years. Our acquired trademarks have an indefinite useful life.

Information summarizing our acquired intangible assets is as follows:

	August 31, 2013		August 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer relationships	$112,700	$(14,712)	$57,113	$(7,989)
Patents and formulations	14,786	(1,245)	10,079	(861)

Total	$127,486	$(15,957)	$67,192	$(8,850)

Indefinite-lived intangible assets:
Trademarks	$18,400	—	$7,365	—

Total	$145,886	$(15,957)	$74,557	$(8,850)

Amortization expense totaled $7.1 million, $3.9 million, and $3.8 million for the years ended August 31, 2013, 2012, and 2011, respectively. The amortization expense associated with acquired finite-lived intangible assets established as of August 31, 2013 is expected to approximate $8 million during each of the next five years.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

  Other Long-Term Liabilities

Other long-term liabilities consisted of the following at August 31, 2013 and 2012:

	2013	2012
Deferred compensation and postretirement benefits(1)	$4,046	$3,983
Liabilities related to uncertain income tax positions(2)	1,000	1,064
Environmental remediation liabilities(3)	8,912	10,452
Acquisition earnout liability(4)	—	1,208
Miscellaneous(5)	1,115	1,143

	$15,073	$17,850

(1)
Postretirement benefits—We adopted a non-qualified deferred compensation plan effective October 31, 2007 for the benefit of eligible employees. The deferred compensation plan administered by us provides for elective deferrals of an eligible employee's compensation, which are matched with contributions from us as stipulated by the plan. In addition, the plan provides for an automatic contribution by us ranging from 3% to 5% of an eligible employee's compensation. The majority of the activity associated with these programs is recorded through corresponding short-term liability accounts. See Note 8 of Notes to Consolidated Financial Statements for more information regarding this plan.

(2)
Liabilities related to uncertain income tax positions—See Note 11 of Notes to Consolidated Financial Statements for more information.

(3)
Environmental remediation liabilities—The portion of these accruals related to amounts we expect to expend after fiscal year 2014 is classified within Other long-term liabilities. See Note 9 of Notes to Consolidated Financial Statements for more information regarding our environmental remediation efforts.

(4)
Acquisition earnout liability—This amount represented the long-term portion of a total $1.3 million acquisition-related earnout obligation at August 31, 2012. During the year ended August 31, 2013, we reduced the fair value of this contingent consideration liability to zero based on our ongoing assessment of this liability's probable ultimate payout.See Note 12 of Notes to Consolidated Financial Statements for more information regarding our acquisition earnout liability valuation.

(5)
Miscellaneous—These amounts represent a number of liabilities that will be settled beyond fiscal year 2014, the most significant of which pertains to deferred rents associated with facility lease agreements containing escalating rent clauses.

  Shipping and Handling Fees and Costs

We include shipping and handling fees billed to customers in Net Sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities are generally recorded in Cost of Products Sold, which also includes the cost normally incurred in acquiring and producing inventory for sale, purchasing and receiving costs, and inspection costs. Certain customer-related shipping and handling costs, as well as other distribution costs, are included in Selling, Distribution, and Administrative Expenses. We believe this presentation is consistent with many of our peers and competitors. However, we acknowledge that our gross profit amounts may not be comparable to certain other entities, as some entities may include all of the costs related to their distribution network in their cost of products sold. Customer-related shipping and handling costs included within our Selling, Distribution, and Administrative Expenses totaled $45.0 million, $42.3 million, and $42.4 million for the fiscal years ended August 31, 2013, 2012, and 2011, respectively. Other distribution costs, which primarily consist of the cost of warehousing finished goods inventory, totaled $22.1 million, $23.1 million, and $22.0 million for the fiscal years ended August 31, 2013, 2012, and 2011, respectively.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

  Share-Based Compensation

Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into the Director Deferred Compensation Plan and the Supplemental Deferred Savings Plan. We incurred $4.1 million, $4.0 million, and $5.0 million of share-based expense, which includes an estimate of forfeitures, for the fiscal years ended August 31, 2013, 2012, and 2011, respectively. We did not capitalize any expense related to share-based payments, and we record share-based expense within Selling, Distribution, and Administrative Expenses. Equity awards having service-only vesting provisions are accounted for on a straight-line basis. The majority of the share-based compensation expense does not affect our overall cash position. Therefore, certain of these expenses are reflected as Other non-cash charges within our Consolidated Statements of Cash Flows. Share-based compensation accounting rules require that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance. See Note 8 of Notes to Consolidated Financial Statements for more information regarding our share-based incentive programs.

  Property, Plant, and Equipment and Depreciation

Total Property, Plant, and Equipment is stated at cost, and includes capitalized software costs. The net book value of capitalized software totaled $24.9 million and $20.9 million at August 31, 2013 and 2012, respectively. Capitalized software amortization is included in depreciation of property, plant and equipment and totaled $3.0 million, $1.3 million and $1.7 million for the years ended August 31, 2013, 2012, and 2011, respectively. We report depreciation of property, plant and equipment in Cost of Products Sold and Selling, Distribution and Administrative Expenses based on the nature of the underlying assets. We record depreciation primarily related to the production of inventory within Cost of Products Sold. We record depreciation related to selling, distribution and administrative functions within Selling, Distribution and Administrative Expenses. For financial reporting purposes, depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (20 to 40 years for buildings and 5 to 12 years for machinery and equipment). Depreciation expense totaled $12.8 million, $10.4 million, and $10.4 million for the years ended August 31, 2013, 2012, and 2011, respectively. We amortize leasehold improvements over the life of the lease or the useful life of the improvement, whichever is shorter.

We sold a facility in the Boston, Massachusetts area during fiscal year 2011 and recognized the related gain within our operating results. We lease the majority of our branch and warehouse locations, and the sale of owned facilities has occurred infrequently.

As of August 31, 2013, Prepayments and other current assets in our Consolidated Balance Sheets included held-for-sale fixed assets. In the fourth quarter of fiscal year 2010, we began marketing a facility in Lancaster, Texas after we transferred manufacturing activities at that location to other of our facilities. After assessing the property's fair value in fiscal year 2012, we adjusted the asset's fair market value down by $0.5 million to $2.1 million. After assessing the property's fair value in fiscal year 2013, we adjusted the asset's fair market value down by $0.3 million to $1.8 million. We recorded the charges associated with these write-downs in Loss (Gain) on Assets Held for Sale and Disposal of Fixed Assets in our Consolidated Statements of Income. Further detail regarding this action is included within Note 10 of Notes to Consolidated Financial Statements. In fiscal year 2013, we began marketing a facility in Wellingborough, England for sale. We reclassified this asset's value of $1.0 million from Buildings and leasehold improvements to Prepayments and other current assets in our Consolidated Balance Sheets in accordance with its held-for-sale status. The facility in Wellinborough, England sold in October 2013.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

  Research and Development

We expense research and development costs, which are included in Selling, Distribution, and Administrative Expenses in our Consolidated Statements of Income, as incurred. Research and development expenses ranged between $1.4 million and $1.6 million during the three years ended August 31, 2013.

  Advertising

We expense advertising costs as incurred, and those costs are included within Selling, Distribution, and Administrative Expenses in our Consolidated Statements of Income. These expenses totaled $4.1 million, $2.7 million, and $2.0 million for the years ended August 31, 2013, 2012, and 2011, respectively.

  Foreign Currency Translation

The functional currency for our foreign operations is the local currency. The translation of foreign currencies into United States dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate each month during the year. The gains or losses resulting from the translation are included in the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Stockholders' Equity and are excluded from net income. Gains or losses relating to foreign currency items are included in Miscellaneous expense (income), net, in our Consolidated Statements of Income and consisted of expense of $0.3 million for each of the years ended August 31, 2013 and 2012, and income of $0.1 million for the year ended August 31, 2011.

  Interest Expense, Net

Interest expense, net, is composed primarily of interest expense on our variable-rate debt instruments, partially offset by interest income on cash and cash equivalents.

The following table summarizes the components of interest expense, net:

	2013	2012	2011
Interest expense	$9,950	$6,294	$6,658
Interest income	(992)	(801)	(96)

Interest expense, net	$8,958	$5,493	$6,562

On July 15, 2010, we entered into a $320 million five-year senior, secured credit facility (the "2010 Credit Facility") with a syndicate of lenders. See Note 5 of Notes to Consolidated Financial Statements for more information regarding our debt.

  Miscellaneous Expense (Income), Net

Miscellaneous expense (income), net, is composed primarily of gains or losses on foreign currency transactions and other non-operating items.

  New Accounting Pronouncements

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

In September 2011, the FASB issued guidance pertaining to the testing of certain intangible assets for impairment. The revised guidance purposes to reduce the cost and complexity of registrants' annual goodwill impairment tests by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a more robust, quantitative impairment evaluation is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We implemented the new standard in our 2013 annual goodwill impairment testing. This guidance did not have a material effect on our financial condition or results of operations.

Note 3: Acquisitions and Loan to Innovation Partner

  Vehicle Care division of Ecolab Inc.

We completed the acquisition of Ecolab's Vehicle Care division ("ZVC"), effective December 1, 2012 ("Closing Date"), for approximately $116.9 million in cash, subject to post-closing working capital adjustments. In February 2013, we received a return of purchase price totaling $0.1 million pursuant to an agreement involving the final determination of ZVC's Closing Date working capital. The return of cash effectively reduced the purchase price of ZVC to $116.8 million, and was offset against Goodwill within our Consolidated Balance Sheets. The combination of ZVC, our existing North American Sales and Service vehicle wash operations, and Niagara National LLC ("Niagara") created a new platform that we refer to as "Zep Vehicle Care." Zep Vehicle Care—which is based in Minnesota—is a leading provider of vehicle care products, including soaps, polishes, sealants, wheel and tire treatments and air fresheners to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers. Zep Vehicle Care provides car, truck and fleet wash operators with high efficacy products for their wash tunnels and facilities. We financed the acquisition using existing debt capacity under the 2010 Credit Facility as amended (as defined in Note 5 of Notes to Consolidated Financial Statements). We incurred acquisition and integration-related costs associated with advisory, legal and other services during the year ended August 31, 2013, of approximately $3.1 million, of which, $1.8 million is related to the ZVC acquisition. In addition, we entered into a transition services agreement under which Ecolab will continue to provide certain services to us until December 1, 2013.

The operating results of ZVC were included in our consolidated financial statements commencing as of the Closing Date. Under the acquisition method of accounting, we made an allocation of the acquisition price to ZVC's net tangible and intangible assets based on their estimated fair values as of the Closing Date. The excess of the acquisition price over the net tangible and identifiable intangible assets has been recorded as Goodwill within the Consolidated Balance Sheets. This goodwill is not deductible for income tax purposes. Management obtained additional information about the fair value of ZVC's acquired assets and liabilities, including refinements of third party appraisals relating to intangible assets.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

A summary of the purchase price allocation that is inclusive of the aforementioned final $0.1 million working capital settlement is as follows:

Tangible assets and liabilities
Accounts receivable, and other current assets	6,248
Property, plant and equipment	2,882
Other assets	228
Other liabilities assumed	(931)

Total net tangible assets	$8,427
Identifiable intangible assets
Customer relationships	56,000
Technology (patents and formulations)	4,700
Trademarks	11,000
Goodwill	36,700

Total purchase price allocation	$116,827

Of the total purchase price, approximately $71.7 million was allocated to identifiable intangible assets. The value allocated to customer relationships is being amortized on a straight-line basis over a period of 15 years. The value allocated to technology is being amortized on a straight-line basis over a period of nine years. We determined that acquired trademarks have an indefinite useful life. The amortization expense associated with acquired definite-lived intangible assets is expected to approximate $4.3 million during each of the next five years.

Net sales reflected in the Consolidated Statements of Income for the year ended August 31, 2013 include $47.3 million of sales generated by ZVC subsequent to the acquisition. Income before Provision for Income Taxes reflected in the Consolidated Statements of Income for the year ended August 31, 2013 includes a profit of $2.3 million generated by ZVC subsequent to the acquisition. All costs associated with advisory, legal and other due diligence-related services incurred in connection with acquisition-related activity were expensed as incurred in accordance with purchase accounting rules. These costs are included in Acquisition and Integration Costs within our Consolidated Statements of Income.

The following unaudited pro forma combined results of operations give effect to the acquisition of ZVC as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent our actual consolidated results of operations had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of our future consolidated results of operations. We expect to incur costs and realize benefits associated with integrating our operations and ZVC. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities, nonrecurring charges directly attributable to purchase accounting, or any benefits that may result from operating efficiencies or revenue synergies. Therefore, the unaudited pro forma results do not include

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

the ZVC-related Acquisition and Integration Costs reflected in our Consolidated Statements of Income for the year ended August 31, 2013.

	Year Ended August 31,
	2013	2012
Net sales	$705,993	$719,459
Net income	$16,464	$23,004
Basic earnings per share	$0.75	$1.10
Diluted earnings per share	$0.73	$1.08

  Mykal Industries Limited

On June 5, 2012, we completed the acquisition of 100% of the outstanding shares of Mykal Industries Limited ("Mykal"), effective June 1, 2012. Mykal, based in the United Kingdom, is a leading manufacturer of a broad range of branded and private label cleaning and degreasing products for the European retail, do-it-yourself and professional distribution markets. The historical total assets and operating results of Mykal are not material to our Consolidated Financial Statements. Under the acquisition method of accounting, we made an allocation of the Mykal closing purchase price to the net tangible and intangible assets that we acquired based on their estimated fair values as of June 1, 2012.

  Hale Group Limited

On January 31, 2012 we completed the acquisition of 100% of the outstanding shares of Hale Group Limited ("Hale Group"), based in the United Kingdom. Hale Group's two subsidiaries, Forward Chemicals Limited and Rexodan International Limited, manufacture and supply liquid, powder and aerosol chemicals and solutions directly to industrial and commercial laundries. The historical total assets and operating results of the Hale Group are not material to our Consolidated Financial Statements.

The purchase price of the Hale Group was determined upon the net asset value recorded on the books and records of the Hale Group as of December 31, 2011. In accordance with accounting principles generally accepted in the United Kingdom, this net asset value excluded the full value of a pension asset associated with the overfunded status of a defined benefit pension plan maintained by the Hale Group. The plan documents state that the Hale Group is the beneficiary of any surplus of the plan after which time the plan satisfies all benefit obligations to its pensioners. In accordance with accounting principles generally accepted in the United States, we must record the full value of any such surplus as a pension asset. To the best of our knowledge, the sellers of the Hale Group were unaware of the accounting differences created by local country accounting rules, and therefore did not consider this difference when negotiating the purchase price for the Hale Group. Under the acquisition method of accounting, we made an allocation of the Hale Group closing purchase price to the acquired net tangible and intangible assets based on those net assets' estimated fair values as of January 31, 2012, which resulted in a bargain purchase gain due to the above mentioned overfunded pension plan. We recognized this bargain purchase gain, which totaled $1.5 million, in the fourth quarter of our fiscal year 2012 only after re-examining the estimates involved with the remainder of the purchase accounting of this transaction. The defined benefit pension plan maintained by the Hale Group includes less than five active employees and less than 15 pensioners. The plan invests solely in a unitized with-profits insurance policy that provides members the option to purchase annuities at rates that are considerably favorable to prevailing rates. Due to the structure of this policy, these investments are not exposed to equity

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

market volatility. See Note 4 of Notes to Consolidated Financial Statements for more information regarding this plan.

  Washtronics of America Inc.

On December 7, 2011, we completed the acquisition of the brands and certain assets of Nevada-based Washtronics of America Inc. ("Washtronics"), a leading producer of automatic truck and fleet wash systems and products in a transaction approved by the United States Bankruptcy Court. The historical total assets and operating results of Washtronics are not material to our Consolidated Financial Statements. We integrated the acquired assets into Niagara during fiscal year 2012. Under the acquisition method of accounting, we made an allocation of the Washtronics closing purchase price to the net tangible and intangible assets that we acquired from Washtronics based on their estimated fair values as of December 7, 2011. The acquisition of assets from Washtronics, which filed for Chapter 11 bankruptcy protection prior to our purchase of its brands and certain assets, resulted in a bargain purchase gain of approximately $0.6 million during the year ended August 31, 2012, resulting primarily from the distressed sale and the fact that we did not assume any liabilities.

  Niagara National, LLC

On October 1, 2010, we completed the acquisition of the brands and assets of Atlanta-based Niagara, a manufacturer of truck wash systems and products. The historical total assets and operating results of Niagara are not material to our Consolidated Financial Statements. Through this acquisition, we have added the Niagara brand of custom truck wash, pressure washers, water recovery systems and maintenance chemicals to our transportation product portfolio. Under the acquisition method of accounting, we made an allocation of the Niagara closing purchase price to the net tangible and intangible assets that we acquired from Niagara based on their estimated fair values as of October 1, 2010. In January 2011, we finalized Niagara's closing date working capital in accordance with the asset purchase agreement and paid an immaterial additional amount to the sellers. This additional outlay of cash increased the purchase price by that amount, and is reflected as an adjustment to Goodwill on our Consolidated Balance Sheets.

  Waterbury Companies, Inc.

On September 2, 2010 (the "Waterbury Closing Date"), we acquired certain brands and assets and assumed certain liabilities of the North American operations of Waterbury Companies, Inc. ("Waterbury"), a provider of air-care delivery systems and products for facility maintenance. We concluded that this transaction resulted in the acquisition of a business. We did not acquire Waterbury's manufacturing facility. Waterbury entered into a transition services agreement with us pursuant to which it continued to make products for us until we completed the transfer of related manufacturing operations to our facilities. We completed this transfer during the fourth quarter of fiscal year 2011. We acquired the Waterbury brands and assets for an initial cash purchase price of approximately $66 million (the "Waterbury Closing Purchase Price"). Of the $66 million purchase price, $62 million was funded through borrowings pursuant to our 2010 Credit Facility (discussed further in Note 5 of Notes to Consolidated Financial Statements), and the remaining $4.0 million was funded through available cash.

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

The following summary allocation includes approximately $34.5 million of identifiable intangible assets:

Cash and cash equivalents	$—
Inventory	6,998
Other current assets	5,500
Property, plant and equipment	1,125
Accounts payable	(3,622)
Other liabilities assumed	(986)

Total net tangible assets	$9,015
Identifiable intangible assets
Customer relationships	$27,050
Patents and formulations	3,700
Trademarks	3,700
Goodwill	22,758

Total purchase price allocation	$66,223

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

Supplemental pro forma information has not been provided for Waterbury as the acquired operations were a component of a larger legal entity and separate historical financial statements were not prepared. Since stand-alone financial information prior to the acquisition was not readily available, compilation of such data was impracticable. Separately, we determined the presentation of the results of operations beginning from the Waterbury Closing Date for the selected brands and assets acquired

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

through the Waterbury acquisition was impracticable due to the integration activities that occurred subsequent to the Waterbury acquisition.

  Loan To Innovation Partner

On December 19, 2011, we entered into a $12.5 million bridge loan agreement, as lender, with Adco Products, LLC ("Adco"), as borrower (the "Original Loan"). Adco is a specialty chemical manufacturer that provides products and services to customers in the dry-cleaning industry. It is an affiliate of Equinox Chemicals, LLC ("Equinox"), a contract research company with research, innovation, product development and commercialization capabilities that reach both domestic and foreign markets. We initially recorded the resulting loan receivable within Prepayments and other current assets on our Consolidated Balance Sheets.

On February 28, 2013, we entered into an amended and restated loan and security agreement (the "Amended Loan Agreement") with Adco. We entered into the Amended Loan Agreement to, among other things, (i) convert the term of the Original Loan from one to five years such that the loan now matures on February 28, 2018, and (ii) reduce the outstanding principal amount of the Original Loan by $2.5 million to $10.0 million in exchange for the issuance of warrants in both Adco and Equinox.

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

Note 4: Employee Benefit Plans

We maintain a qualified defined contribution plan to which both our associates and the Company make contributions. Our cost for this plan during the years ended August 31, 2013, 2012, and 2011 was $2.7 million, $2.5 million, and $2.4 million, respectively. Employer matching amounts are allocated in accordance with plan participants' elective deferral investments. Plan participants may invest a percentage of their contributions into a Zep common stock fund. At August 31, 2013, assets of our defined contribution plan included shares of our common stock with a market value of approximately $2.0 million, which represented approximately 1.3% of the total fair market value of the assets in our defined contribution plan on that date.

We also maintain a non-qualified deferred compensation plan for the benefit of eligible employees. The deferred compensation plan provides for elective deferrals of an eligible employee's compensation, which are matched with contributions from us as stipulated by the plan. In addition, the plan provides for an automatic supplemental contribution by us ranging from 3% to 5% of an eligible employee's compensation, unless otherwise determined by our Board of Directors. See Note 8 of Notes to Consolidated Financial Statements for more information regarding this plan.

We also have a defined benefit pension plan that is maintained by the Hale Group that covers less than five active employees and less than 15 pensioners (the "Non-U.S. Plan") that we acquired with the acquisition of the Hale Group. Benefits under the Non-U.S. Plan depend on compensation and years of service. The Non-U.S. Plan is funded in accordance with regulations in the United Kingdom. We use August 31 as the measurement date for the Non-U.S. Plan.

Components of the net periodic (benefit) expense of the Non-U.S. Plan are as follows:

	2013	2012
Current service cost	$152	$104
Interest cost	206	140
Expected return on plan assets	(402)	(296)

Net pension expense (benefit)	$(44)	$(52)

Assumptions used to determine net periodic pension benefit for the Non-U.S. Plan:

	2013	2012
Discount rate	4.0%	4.7%
Expected rate of return on plan assets	5.0%	5.0%
Rate of compensation increase	3.9%	4.2%
Underlying inflation rate	2.9%	3.2%

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

At each period-end presented, our accumulated benefit obligation for the Non-U.S. Plan is equal to the benefit obligation shown. The obligations, plan assets and funding status of the Non-U.S. Plan were as follows:

	2013	2012
Change in benefit obligation:
Projected benefit obligation at beginning of period	$5,141	$4,393
Cumulative foreign exchange effect	(108)	39
Service cost	152	104
Interest cost	206	140
Actuarial (gains) loss	(344)	473
Benefits paid	(22)	(8)

Projected benefit obligation at end of period	$5,025	$5,141

Change in plan assets:
Fair value of plan assets at beginning of period	$8,514	$8,041
Cumulative foreign exchange effect	(184)	68
Actual return on plan assets	496	413
Benefits paid	(22)	(8)

Fair value of plan assets at end of period	$8,804	$8,514

Funded status:
Ending funded status	$3,779	$3,373

Net amount recognized in consolidated balance sheet:
Pension asset	$3,779	$3,373

Assumptions used to determine the projected benefit obligation for the Non-U.S. Plan:

	2013	2012
Discount rate	4.6%	4.2%
Rate of compensation increase	4.5%	3.9%
Underlying inflation rate	3.5%	2.9%

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

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The plan assets of the Non-U.S. Plan are invested in accordance with the terms of a unitized with-profits insurance policy. We estimate the fair value of the insurance policy based on the cash surrender value of the policy. The fair values of the insurance policy and their input levels based on the fair value hierarchy are as follows:

		Fair Value Measurements Using:
	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of August 31, 2012	$8,514	$—	$8,514	$—

As of August 31, 2013	$8,804	$—	$8,804	$—

The Non-U.S. Plan is currently making benefit payments to one plan participant, which total less than $25,000 on an annual basis. Once that participant reaches retirement age, an annuity will be purchased thereby ending direct payments made from the Non-U.S. Plan to this participant. All other pensions in payment are facilitated by annuity policies that were purchased prior to our acquisition of the Hale Group. We do not expect to make cash contributions to the Non-U.S. Plan in fiscal year 2014. The Non-U.S. Plan does not have any prior service cost or transition obligations and does not have any amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefits cost.

Note 5: Debt Obligations

Our indebtedness and credit arrangements consisted of the following at the end of our two most recent fiscal years:

	August 31, 2013	August 31, 2012
Long-term borrowings:
Term loan	$48,750	$60,000
Industrial revenue bonds	7,150	7,150
Revolving credit facility	154,008	72,100

	209,908	139,250
Less: Current maturities of long-term debt	25,000	15,000

	$184,908	$124,250

Future maturities of our outstanding debt obligations are as follows for fiscal years ending August 31:

Amount
2014	$25,000
2015	177,758
2016	—
2017	—
2018	—
Thereafter	7,150

$209,908

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Further detail regarding each of the above mentioned debt instruments, including amounts outstanding under each as of August 31, 2013, is provided below. On July 15, 2010, we entered into a $320 million five-year senior, secured credit facility (the "2010 Credit Facility") with a syndicate of lenders. The 2010 Credit Facility is comprised of a revolving loan facility that provides for advances in the initial aggregate principal amount of up to $245 million and a term loan in the initial aggregate principal amount of $75 million. We may, at our option and subject to customary conditions, request an increase in the aggregate principal amount available under the 2010 Credit Facility by an additional $30 million. Borrowings under the 2010 Credit Facility are secured by a lien on substantially all of our owned real and personal property. The 2010 Credit Facility will mature on July 15, 2015, at which time all amounts outstanding thereunder will be due and payable. We are required to make term loan repayments of $2.8 million each quarter until 2015 when the remaining term loan outstanding balance becomes due and payable.

Amounts outstanding under the 2010 Credit Facility bear interest at an "Alternate Base Rate" or a "Eurocurrency Rate." Alternate Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (A) JPMorgan Chase Bank's prime rate, (B) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus 0.5% or (C) the Adjusted LIBO Rate (as defined below) for a one month interest period plus 1% (the "Alternate Base Rate"), and (ii) an applicable margin that ranges from 1.25% to 2.50% based on our leverage ratio. Eurocurrency Rate advances outstanding bear interest at a rate based upon the London interbank offered rate for the interest period multiplied by a statutory reserve rate, plus an applicable margin that ranges from 2.25% to 3.50% based upon our leverage ratio (plus any mandatory costs) (the "Adjusted LIBO Rate").

We are required to pay certain fees in connection with the 2010 Credit Facility. For example, we must pay an annual commitment fee. This fee is payable quarterly in arrears and is determined by our leverage ratio as defined in the 2010 Credit Facility. This facility fee ranges from 0.4% to 0.5% of the unused portion of the $320 million commitment of the lenders under the 2010 Credit Facility. Additionally, we are also required to pay certain fees to the Administrative Agent for administrative services. Facility, commitment and amendment fees incurred by us during fiscal year 2013 under the 2010 Credit Facility and its predecessor facilities totaled $1.4 million.

The 2010 Credit Facility contains customary covenants and default provisions, including, but not limited to, financial covenants, limitations on liens and the incurrence of debt, covenants to preserve corporate existence and comply with laws and covenants regarding the use of loans made pursuant to the 2010 Credit Facility. In October 2012, we amended our 2010 Credit Facility in support of our $116.8 million acquisition of ZVC on December 1, 2012 (the "Amendment"). The primary purpose of the Amendment was to permit the execution and delivery of the ZVC asset purchase agreement (the "Asset Purchase Agreement") and the consummation of the transactions thereunder within the terms and conditions of the 2010 Credit Facility. The Amendment, among other things, provides that the execution of the Asset Purchase Agreement would not result in an event of default under the 2010 Credit Facility. The Amendment amended the covenant relating to the maximum leverage ratio, which is the ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense) such that we will not permit such ratio, determined as of the end of each of our fiscal quarters, all calculated for us and our subsidiaries on a consolidated basis, to be greater than (a) 4.25 to 1.00 for our second, third and fourth quarters of fiscal year 2013, and the first quarter of fiscal year 2014, (b) 4.00 to 1.00 for our second and third quarters of fiscal year 2014, and (c) 3.75 to 1.00 for our fourth quarter of fiscal year 2014 and each fiscal quarter thereafter; provided that, notwithstanding the foregoing, on and after the date, if any, on which we deliver to the administrative agent a covenant reversion notice, the

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

maximum leverage ratio permitted under the 2010 Credit Facility, as amended, will revert to 3.75 to 1.00. Finally, the Amendment also amended the covenant relating to the fixed charge coverage ratio, which is the ratio of EBITDA (minus certain items) to fixed charges, such that we will not permit such ratio, determined as of the end of each of our fiscal quarters for the period of four consecutive fiscal quarters ending with the end of such fiscal quarter, all calculated for us and our subsidiaries on a consolidated basis, to be less than (x) 1.15 to 1.00 for our second, third and fourth quarters of fiscal year 2013, and the first quarter of fiscal year 2014, (y) 1.20 to 1.00 for our second and third quarters of fiscal year 2014, and (z) 1.25 to 1.00 for our fourth quarter of fiscal year 2014 and each fiscal quarter thereafter; provided that, notwithstanding the foregoing, on and after the date, if any, on which we deliver to the administrative agent a covenant reversion notice, the minimum fixed charge coverage ratio permitted under the 2010 Credit Facility, as amended, will revert to 1.25 to 1.00.

As of August 31, 2013, $177.8 million of the total $202.8 million in borrowings made under the 2010 Credit Facility were reflected within Long-term debt, less current maturities on our Consolidated Balance Sheets given our current intent and ability to repay $177.8 million of those borrowings in periods subsequent to August 31, 2014. Under the terms of the 2010 Credit Facility, we may refinance all amounts borrowed under our 2010 Credit Facility until 2015. Therefore, the short- and long-term classification of debt on our Consolidated Balance Sheets may fluctuate not only in response to repayment of those amounts, but also concurrent with changes in our projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the 2010 Credit Facility approximated 0.37% during fiscal year 2013. In addition to this base interest rate, our effective interest rate includes an applicable margin that adjusts in accordance with our leverage ratio. During fiscal year 2013, this applicable margin has averaged 3.22%. As of August 31, 2013, we had additional borrowing capacity under the 2010 Credit Facility of $61.3 million, which represents the full amount of the 2010 Credit Facility as amended less the aforementioned borrowings, amounts drawn under the term loan portion of that facility and outstanding letters of credit totaling $11.8 million that have been issued under the 2010 Credit Facility. We were in compliance with our debt covenants as of August 31, 2013, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months, excluding acquisitions that we may choose to execute in pursuit of our strategic initiatives. We do not expect the sources of or intended uses for our cash to change significantly in the foreseeable future, excluding acquisitions. Our obligations under the 2010 Credit Facility, as amended, will become current during fiscal year 2014, and as such, we will be reviewing refinancing alternatives which could affect our interest expense during fiscal year 2014.

  Industrial Revenue Bonds

The industrial revenue bonds due 2018 were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of our facility in DeSoto, Texas. Pursuant to a loan agreement between us and the DeSoto Industrial Development Authority, we are required to pay the principal and interest on the bonds. The bonds currently bear interest at a weekly rate. The interest rate during the twelve months ended August 31, 2013 and August 31, 2012 averaged 0.23% and 0.25%, per annum, respectively. The outstanding principal amount of the bonds is payable upon their maturity in 2018. The payment of principal and interest on the bonds is secured by an irrevocable letter of credit issued by Wells Fargo Bank, National Association.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

  Letters of Credit

We have outstanding letters of credit totaling $11.8 million for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs, and securing certain environmental obligations. These letters of credit were issued under the 2010 Credit Facility, as amended, as of August 31, 2013, thereby reducing the total availability under the facility by such amount.

Note 6: Securitization of Certain Accounts Receivable

On May 31, 2013, we entered into a Master Receivables Purchase Agreement with Bank of America N.A. ("BofA"), whereby BofA may periodically purchase certain accounts receivable amounts from us. Proceeds received from these transfers will be discounted at a rate of LIBOR plus 225 basis points, which is currently less than our cost of borrowing. We receive the majority of those proceeds immediately upon our transfer of qualifying receivable balances to BofA, whereas the billing terms associated with accounts receivable that we may subject to this program can range up to one year. We believe these transfers represent an economical means to manage operating working capital. We will continue to administer the collection of the accounts receivable that are securitized under this agreement. Therefore, we account for the transfer of these receivables as securitized borrowing transactions rather than a true sale of accounts receivable. Accounts receivable subject to this agreement remain classified as Accounts Receivable, less reserve for doubtful accounts on our Consolidated Balance Sheets. As of August 31, 2013, the amount of securitized borrowings reflected within Other accrued liabilities in our Consolidated Balance Sheets totaled $9.3 million. The expense that we recorded in connection with the discount incurred on the transfer of receivables during fiscal year 2013 totaled less than $0.1 million, which is reflected within Interest expense on our Consolidated Statements of Income. The proceeds received from these transfers are reflected as Proceeds from secured borrowings on our Consolidated Statements of Cash Flows.

Note 7: Common Stock and Related Matters

  Common and Preferred Stock

We have 500 million shares of common stock, par value $0.01 per share, and 50 million shares of preferred stock ("Preferred Stock"), authorized as of August 31, 2013. No shares of preferred stock were issued as of that date.

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

The following table reflects basic and diluted earnings per common share for the three years ended August 31, 2013:

	Years Ended August 31,
	2013	2012	2011
Basic earnings per share:
Net income	$15,192	$21,909	$17,401
Less: Allocation of earnings and dividends to participating securities	(16)	(90)	(197)

Net income available to common shareholders—basic	$15,176	$21,819	$17,204
Basic weighted average shares outstanding	21,969	21,768	21,540

Basic earnings per share	$0.69	$1.00	$0.80

Diluted earnings per share:
Net income available to common shareholders—basic	$15,176	$21,819	$17,204
Add: Undistributed earnings reallocated to unvested shareholders	—	1	2

Net income available to common shareholders—diluted	$15,176	$21,820	$17,206
Basic weighted average shares outstanding	21,969	21,768	21,540
Common stock equivalents (stock options and restricted stock)	466	398	487

Diluted weighted average shares outstanding	22,435	22,166	22,027

Diluted earnings per share	$0.68	$0.98	$0.78

For the years ended August 31, 2013, 2012, and 2011, we excluded from our earnings per share calculation 0.9 million, 0.8 million, and 0.2 million common stock equivalents, respectively, because their effect was anti-dilutive.

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

Note 8: Share-Based Incentive Programs

  2010 Omnibus Incentive Plan

On January 7, 2010, our stockholders approved the Zep Inc. 2010 Omnibus Incentive Plan (the "2010 Incentive Plan"), under which 4,300,000 shares of our common stock are reserved for issuance with respect to long-term equity incentive awards. The 2010 Incentive Plan replaced our previous share-based incentive plan. The number of shares available for issuance under the 2010 Incentive Plan was reduced on a share-for-share basis by the number of shares reserved for issuance under our previous share-based incentive plans; however, shares that were reserved for issuance under our previous share-based incentive plan, and shares subject to awards under the previous plan that are subsequently forfeited, that are cancelled or that expire are available for issuance pursuant to the 2010 Incentive Plan. Pursuant to the 2010 Incentive Plan, the Compensation Committee (the "Committee") of our Board of Directors is authorized to issue awards consisting of stock options, stock appreciation rights, restricted stock and/or restricted unit awards, performance stock and/or unit awards and cash-based awards to eligible employees, non-employee directors and outside consultants.

Stock options granted under the 2010 Incentive Plan may be either non-qualified stock options or incentive stock options. The exercise price of stock options may not be less than the fair market value of the common stock on the date of grant. Generally, all options granted under the 2010 Incentive Plan have terms of ten years. Options granted by the Committee in fiscal year 2010 generally vest over four years. Vested options held by terminated employees allow for an exercise period of three months following termination. Restricted stock and/or units granted under the 2010 Incentive Plan generally vest proportionately over four years. The fair value of restricted stock awards is measured based on their date of grant fair market value, and the related compensation expense is recognized over a requisite service period equal to the awards' vesting period. Restricted stock and/or units granted under the 2010 Incentive Plan that become vested upon the attainment of a stock price appreciation target and a specific vesting date ("stock appreciation awards") generally vest in their entirety after a service period of three years is completed by the award holder. The fair value of our market-conditioned stock appreciation awards is determined using Monte-Carlo simulation valuation model that is able to accommodate stock price appreciation and other provisions of our performance awards. Restricted stock and/or units granted under the 2010 Incentive Plan having both service and earnings based vesting conditions will vest in their entirety on the third anniversary of their grant date provided that not only time-based service requirements are achieved, but also that thresholds based upon Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") as measured over a three-year period are achieved. At August 31, 2013, 1.7 million options to purchase shares of our common stock, 0.4 million restricted stock awards and units, and 0.2 million market and performance conditioned restricted stock awards and units were outstanding under the 2010 Incentive Plan, including those that were previously issued and outstanding under our prior long-term incentive plan.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

A total of 0.6 million shares were available for grant under the 2010 Incentive Plan at August 31, 2013. Forfeited shares and shares that are exchanged to pay taxes due upon exercise of stock options or the release of awards are returned to the pool of shares available for grant.

  Service Conditioned Restricted Stock Awards

The majority of restricted stock awards issued to our employees vest over a four-year period in accordance with time-based service conditions. Restricted stock awards issued to our non-employee directors vest over one and three-year periods. The fair value of restricted stock at the date of grant is equal to the closing stock price on that date.

Restricted stock transactions during the years ended August 31, 2011, 2012 and 2013 can be summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at August 31, 2010	360	$15.38

Granted	135	$17.87
Vested	(174)	$14.79
Forfeited	(17)	$15.44

Outstanding at August 31, 2011	304	$16.79

Granted	174	$14.61
Vested	(159)	$16.22
Forfeited	(22)	$16.47

Outstanding at August 31, 2012	297	$15.87

Granted	299	$13.86
Vested	(129)	$16.05
Forfeited	(22)	$14.95

Outstanding at August 31, 2013	445	$14.50

As of August 31, 2013, the total unrecognized compensation cost related to unvested restricted stock of our employees was approximately $4.0 million. That cost is expected to be recognized over a weighted-average period of two years. The total fair value of shares vested during the years ended August 31, 2013, 2012, and 2011, was approximately $2.5 million, $2.1 million, and $2.5 million, respectively.

  Market and Performance Conditioned Restricted Stock Awards

  Market Conditioned Restricted Stock Awards

Stock appreciation awards issued to employees under the 2010 Incentive Plan generally vest upon the achievement of stock price (market) targets ("Stock Appreciation Target") and service-related target dates ("Target Date"), in each case as specified at the time of grant of the award. The Stock Appreciation Targets may be met at any time during a period, generally four years, beginning on the grant date and ending on the last Target Date. Generally, achievement of a particular Stock Appreciation Target occurs when the average closing price of our common stock on the New York Stock Exchange

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

for 20 consecutive trading days, on a rolling basis, is equal to or exceeds the particular Stock Appreciation Target. If a Stock Appreciation Target is achieved prior to the corresponding Target Date, then that Stock Appreciation Target will be considered to have been met, regardless of changes in the price of a share of our common stock that occurs later. The fair value of a stock appreciation award at the date of grant is derived using a Monte-Carlo simulation model. If upon the final Target Date some or all of the Stock Appreciation Targets have not been achieved, any remaining unvested shares of stock appreciation awards will become fully vested as of the final Target Date if our stock price over the period following the grant date equals or exceeds the return of an index or peer group specified at the time of the award over the same period. Any shares of stock appreciation awards not otherwise vested on the last Target Date will be forfeited. Upon the achievement of each Stock Appreciation Target, the recipient of the award will be entitled to receive dividends or similar distributions on, and be entitled to vote, the shares of common stock underlying the corresponding stock appreciation awards.

  Performance Conditioned Restricted Stock Awards

Restricted stock and/or units granted under the 2010 Incentive Plan having both service and earnings-based (performance) vesting conditions will vest in their entirety on the third anniversary of their grant date provided that not only time-based service requirements are achieved, but also that thresholds based upon our cumulative EBITDA and average return on invested capital ("ROIC") as measured over a three-year period are met. The level of cumulative EBITDA and average ROIC achieved will determine the ultimate number of performance shares received by an award holder.

Activity involving market and performance conditioned awards during the years ended August 31, 2013, 2012, and 2011 is collectively summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at August 31, 2010	94	$13.47

Granted	53	15.67
Vested	(24)	13.71
Forfeited	(9)	13.35

Outstanding at August 31, 2011	114	$14.19

Granted	47	18.09
Vested	(34)	14.53
Forfeited	(10)	14.34

Outstanding at August 31, 2012	117	$15.64

Granted	143	15.18
Vested	(18)	12.97
Forfeited	(10)	15.18

Outstanding at August 31, 2013	232	$15.58

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

As of August 31, 2013 the total unrecognized compensation cost related to unvested market and performance conditioned awards was approximately $1.6 million. That cost is expected to be recognized over a weighted-average period of two years.

As stated above, the grant date fair value of our stock appreciation awards was derived using a Monte-Carlo simulation model. The following weighted average assumptions were used to estimate the fair value of these stock appreciation awards issued in fiscal years 2011 and 2010. We did not issue stock appreciation awards during our fiscal years 2013 or 2012.

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

  Stock Options

The fair value of each option is estimated on the date of grant using the Black-Scholes model. The dividend yield was calculated based on annual dividends paid and the trailing historical average closing stock price at the time of grant. Expected volatility for awards issued under our long-term incentive programs was based on the volatilities of well-established guideline companies as well as our own historical volatility. We phased out the use of guideline companies as a determinant for volatility because our own trading history is established and is a more appropriate measure of our expected volatility. We base our risk-free rate on the United States Treasury yield for a term equal to the expected life of the options at the time of grant. We use historical exercise behavior data to determine the expected life of options. All inputs into the Black-Scholes model are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, though without impact to future reported net income.

The following weighted average assumptions were used to estimate the fair value of stock options we awarded in fiscal years ended August 31:

	2013	2012	2011
Dividend yield	1.1%	0.8%	1.0%
Expected volatility	48.1%	45.9%	43.1%
Risk-free interest rate	0.8%	1.4%	1.5%
Expected life of options	6 years	6 years	6 years
Weighted-average fair value of options granted	$6.26	$7.44	$6.87

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Stock option transactions during the years ended August 31, 2011, 2012, and 2013 can be summarized as follows:

	Outstanding (share data in thousands)		Exercisable (share data in thousands)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2010	1,758	$13.48	782	$11.87

Granted	121	$17.65
Exercised	(121)	$13.60
Forfeited	(65)	$15.16

Outstanding at August 31, 2011	1,693	$13.70	1,045	$12.58

Granted	113	$18.09
Exercised	(38)	$13.85
Forfeited	(40)	$16.87

Outstanding at August 31, 2012	1,728	$13.91	1,383	$13.10

Granted	116	$15.18
Exercised	(114)	$10.67
Forfeited	(35)	$16.68

Outstanding at August 31, 2013	1,695	$14.16	1,453	$13.75

Range of option exercise prices through August 31, 2013:
$8.00 – $11.00 (average life – 1.9 years)	258	$9.81	258	$9.81
$11.00 – $15.00 (average life – 4.2 years)	588	$12.52	588	$12.52
$15.00 – $17.50 (average life – 5.9 years)	632	$16.13	519	$16.34
$17.51 – $22.00 (average life – 7.5 years)	217	$18.02	88	$18.16

The total intrinsic value of options exercised during the years ended August 31, 2013, 2012, and 2011 was $0.5 million, $0.1 million, and $0.6 million, respectively. The total intrinsic value of options outstanding, expected to vest, and exercisable as of August 31, 2013, 2012, and 2011 was $2.0 million, $2.8 million, and $2.8 million, respectively. As of August 31, 2013the total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately two years, was approximately $1.0 million. The weighted-average remaining contractual terms of options outstanding and currently exercisable as of August 31, 2013 were both approximately five years.

  Share Units

In fiscal year 2008, we adopted the Zep Inc. Nonemployee Director Deferred Compensation Plan. We require our Directors to defer at least 50% of their annual retainer into this program, and our Directors may defer additional amounts at their election. Under this plan, share deferrals are valued at fair market value at the date of deferral. Of the 300,000 shares reserved for issuance under this plan, 25,706 have been issued. As of August 31, 2013, approximately 75,000 share units were accounted for in this plan.

We also maintain a non-qualified deferred compensation program, the Zep Inc. Supplemental Deferred Savings Plan. This program provides for elective deferrals of an eligible employee's compensation. These

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

deferrals may be matched with contributions from us as stipulated by the plan. In addition, when participants defer a minimum of 1% of base salary, the plan provides for a supplemental contribution by us ranging from 0% to 5% of an eligible employee's compensation, unless otherwise determined by our Board of Directors. Share unit deferrals resulting from the match and supplemental contributions provided by us are valued at their fair market value at the date of deferral and are ultimately distributed to plan participants in stock. Associates may also elect to defer salary and/or bonus into the share units. Of the 400,000 shares of our common stock reserved under the plan, approximately 18,000 have been issued. As of August 31, 2013, approximately 92,000 fully vested share units were accounted for in this plan.

  Employee Stock Purchase Plan

In fiscal year 2008, we adopted the Zep Inc. Employee Stock Purchase Plan for the benefit of eligible employees. Under the plan, associates are able to purchase our common stock at a 5% discount on a monthly basis. Discounts received under this plan are not compensatory. Of the 200,000 shares of common stock reserved for purchase under the plan, approximately 107,000 shares remained available as of August 31, 2013. Eligible employees may participate at their discretion.

Note 9: Commitments and Contingencies

  Self-Insurance

We self-insure, up to certain limits, risks including workers' compensation, comprehensive general liability, and auto liability. As of August 31, 2008, our self-insured retention for each claim involving workers' compensation, and comprehensive general liability (including toxic tort and other product liability claims) was limited to $0.5 million per occurrence. However, due to our historical claims experience, our comprehensive general liability self-insurance retention limits were increased to $1.5 million for claims incurred after August 31, 2008. Our estimate of the aggregate liability for claims incurred, and a provision for claims under this self-insured program is derived from both internal and external sources including but not limited to our independent actuary. We also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($1.0 million per occurrence) and business interruptions resulting from such loss and lasting three days or more in duration. We also insure against catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. We are fully self-insured for certain other types of liabilities, including environmental, product recall, patent infringement, and errors and omissions.

We are also self-insured with respect to the majority of our medical benefits plans. We estimate our aggregate liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. We evaluate the appropriateness of our lag factor annually or when changes in trends or circumstances warrant.

  Leases

We lease certain of our buildings and equipment under non-cancelable operating lease agreements. Certain of these operating lease agreements contain rent escalation clauses. We expense rent on a straight-line basis over the life of our leases, which commences on the date we have the right to control leased property. Minimum lease payments under noncancelable leases for years subsequent to August 31, 2013, are as follows: 2014—$8.7 million; 2015—$6.3 million; 2016—$4.3 million; 2017—$2.6 million; 2018—$1.9 million; after 2018—$1.6 million. Rent expense totaled $9.3 million in 2013, $9.2 million in 2012, and $8.5 million in 2011.

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

California Sales Representative Litigation

  Britto Action:

Britto and Cowan were sales representatives based in California. They filed suit, styled Britto et al. v. Zep Inc. and Acuity Specialty Products, Inc. ("Britto"), in December 2010 on behalf of themselves and on behalf of all other sales representatives who were employed by Acuity Specialty Products, Inc. in the State of California at any time between December 30, 2006 and the present. Approximately 171 persons were members of the putative class proposed by the plaintiffs. Plaintiffs asserted two primary causes of action against Zep for (i) failure to reimburse work-related expenses (the "Expense Reimbursement Claim") and (ii) failure to pay wages by reason of unlawful deductions from wages (the "Wage Deduction Claim"), as well as derivative claims under the California Labor Code Private Attorney General Act of 2004 ("PAGA") for civil penalties and under the California Business and Professions Code for unfair business practices. The Company has settled with approximately half of the members of the putative class.

The Court denied the plaintiff's motion for class certification in May 2012. Following the denial of class certification, plaintiffs sought leave to bring 55 additional plaintiffs into the case. Although the trial court initially granted leave, the Company successfully appealed this decision. The Company also successfully obtained summary adjudication in part on plaintiff Britto's claims for his failure to disclose them in bankruptcy.

In June 2013, the Company made an offer of compromise to plaintiffs in the amount of $323,000—$26,000 to Britto, $22,000 to Cowan, and $275,000 for PAGA civil penalties—plus interest, costs and attorneys' fees to the extent permitted by law and with the amount to be determined by the Court in accordance with law. In July 2013, plaintiffs filed a Notice of Acceptance of the Offer to Compromise.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The PAGA civil penalties amount is subject to Court approval. The amount of the offer of compromise does not include attorney's fees and costs.

  Aguilar Action:

In December 2012, 55 of the current and former sales representatives who sought to intervene in the Britto Action filed a lawsuit against the Company in which they assert the Expense Reimbursement Claim and Wage Deduction Claim, as well as an additional claim for improper wages statements on behalf of themselves individually. This lawsuit is styled Aguilar et al v. Zep Inc. and Acuity Specialty Products, Inc. ("Aguilar").

After answering the complaint and successfully removing the case from state court to federal court, the Company asserted counter-claims against three plaintiffs. The Company also successfully compelled eight plaintiffs who signed arbitration agreements to arbitration. The Company has settled with 17 of the 55 individual plaintiffs and plans to continue negotiating settlements with plaintiffs on an individual basis.

In August 2013, a plaintiff in the Aguilar case filed a motion for partial judgment as to the issue of liability on the business expense reimbursement claim. In October 2013, the Aguilar court granted the plaintiff's motion for partial summary judgment as to part of his claims and denied it as to the remainder of them. In terms of additional motion practice, the Company plans to bring summary judgments shortly as to enforce the settlement agreements of two plaintiffs who previously settled.

With respect to the arbitrations, the Company elected to proceed with eight separate arbitrations before Judicial Arbitration and Mediation Services ("JAMS"). These arbitrations are proceeding according to the JAMS streamlined process, and currently JAMS has set arbitration hearing dates beginning in mid October and continuing through the end of November. Two of the plaintiffs who are subject to arbitration agreements previously settled their claims against the Company. The Company filed dispositive motions to enforce their settlement agreements. The arbitrator hearing the claims of one of the plaintiffs denied the Company's motion as to that plaintiff; therefore, arbitration will proceed with respect to that plaintiff.

During our fiscal year ended August 31, 2011, we established a $1.8 million accrual with respect to our potential liability to the plaintiffs in the Britto lawsuit. During fiscal year 2013, we reevaluated the adequacy of this reserve based on the settlements we reached with plaintiffs during that period. We reduced the reserve by approximately $0.3 million, reflecting the amounts paid in settlement during the period and then increased the reserve by approximately $0.4 million, reflecting the accrual of additional pre-judgment interest on the liability that we think is probable. Based on the facts known as of the time of filing of this Annual Report on Form 10-K, our current accrual of $1.7 million continues to represent our best estimate of the probable settlement cost related to the Britto lawsuit and the Aguilar lawsuits.

We believe that we have substantial factual and legal defenses to the claims made in the lawsuits, which we are asserting aggressively. If we are not successful in our defense against the claims asserted in the lawsuits and if there is an adverse verdict on the merits from which there is no successful appeal, or in the event of a negotiated settlement of the litigation, the resulting liability could be material to our financial condition or results of operations. However, because of the uncertainty of the outcome of the lawsuits, including the amount of damages, if any, any plaintiff may be able to prove, and because our liability, if any, arising from the litigation, including the amount of any damages awarded if plaintiffs are successful in the litigation or any negotiated settlement, could vary widely, we cannot estimate the reasonably possible losses or range of loss that may arise from the litigation in excess of the amounts described above.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Environmental Matters

  General

Our operations are subject to federal, state, local, and foreign laws and regulations relating to the generation, storage, handling, transportation, and disposal of hazardous substances and solid and hazardous waste, and the remediation of contaminated sites. Permits and environmental controls are required for certain of our operations to limit air and water pollution, and these permits are subject to modification, renewal, and revocation by the issuing authorities. We will incur capital and operating costs relating to environmental compliance on an ongoing basis. Environmental laws and regulations have generally become stricter in recent years, and the cost of responding to future changes may be substantial. While management believes that we are currently in substantial compliance with all material environmental laws and regulations, and have taken reasonable steps to ensure such compliance, there can be no assurance that we will not incur significant costs to remediate violations of such laws and regulations, particularly in connection with acquisitions of existing operating facilities, or to comply with changes in, or stricter or different interpretations of, existing laws and regulations. Such costs could have a material adverse effect on our results of operations.

  Superfund Sites

Certain of our subsidiaries are currently a party to federal and state administrative proceedings arising under federal and state laws enacted for the protection of the environment where a state or federal agency or a private party alleges that hazardous substances generated by our subsidiary have been discharged into the environment and a state or federal agency is requiring a cleanup of soil and/or groundwater pursuant to federal or state superfund laws. In each of these proceedings in which our subsidiary has been named as a party that allegedly generated hazardous substances that were transported to a waste site owned and operated by another party, either: (1) our subsidiary is one of many other identified generators who have reached an agreement regarding the allocation of costs for cleanup among the various generators and our potential liability is not material; (2) our subsidiary has been identified as a potential generator and the sites have been remediated by the Environmental Protection Agency or by a state for a cost that is not material; (3) other generators have cleaned up the site and have not pursued a claim against our subsidiary and our liability, if any, would not be material; or (4) our subsidiary has been identified as a potential generator but has been indemnified by its waste broker and transporter.

  Environmental Remediation Orders

One of our subsidiaries has been named as a responsible party with respect to the facility located on Seaboard Industrial Boulevard in Atlanta, Georgia that it owns and currently uses in the manufacture of our products. Our subsidiary and the current and former owners of adjoining properties have agreed to share the expected costs and responsibilities of remediation. Further, our subsidiary has executed a Consent Order with the Georgia Environmental Protection Division ("EPD") covering this remediation, and is operating under an EPD approved Corrective Action Plan, which may be amended from time to time based on the progression of our remediation. In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with subsurface remediation, primarily to remove, or secure, contaminants from soil underlying this property, and other related environmental issues. While it is reasonably possible that the total remediation cost could range up to $10.0 million, management's best estimate of the probable total remediation costs continues to be $5.0 million. To date, we have expended approximately $2.7 million of the $5.0 million accrual

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

established in May 2007. Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate. We arrived at the current estimates based on studies prepared by independent third party environmental consulting firms.

One of our subsidiaries has been named as a responsible party with respect to its primary manufacturing location in Marietta, Georgia. With regard to this location, our subsidiary is responsible for the expected costs of implementing an Amended Corrective Action Plan that was conditionally approved by the EPD in June 2012 under the Georgia Hazardous Response Act. The State of Georgia has introduced a Voluntary Remediation Program ("VRP") that provides for a risk-based approach toward environmental remediation. We believe the provisions of the VRP are applicable to the Marietta site. As of August 31, 2013, liabilities related to the remediation of the Marietta site presented within our Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $6.8 million, which represents our best estimate of remaining remediation costs for this site. We arrived at the current estimates based on studies prepared by independent third party environmental consulting firms. In the future, we plan to submit an application to enter the Marietta, Georgia site into the VRP.

Additionally, one of our subsidiaries previously conducted manufacturing operations at a facility in Cartersville, Georgia that has since been sold and where sub-surface contamination exists. Pursuant to the terms of the sale, the subsidiary retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address sub-surface contamination at this location. Based on recent data, the contamination has migrated off site and is present at a greater depth than originally anticipated. In the future, we will submit an application to enter the Cartersville, Georgia site into the VRP. As of August 31, 2013, liabilities related to the remediation of the Cartersville site presented within our Consolidated Balance Sheets reflect an undiscounted, pre-tax liability of approximately $0.5 million, which represents our best estimate of remaining remediation costs for this site.

The actual cost of remediation of the Marietta and Cartersville sites could vary depending upon the results of additional testing and geological studies, the rate at which site conditions may change, the success of initial remediation designed to address the most significant areas of contamination, and changes in regulatory requirements. While it is reasonably possible that the total costs incurred by us in connection with these matters could range up to an aggregate of $16.0 million, management's best estimate of total remaining remediation costs for these two sites combined is $7.3 million.

Note 10: Restructuring Charges

During fiscal year 2008, we recorded pretax charges of $10.0 million reflecting the cost of restructuring and other special items during fiscal year 2008. During fiscal year 2009, we recorded pretax charges of $3.4 million reflecting severance costs and facility consolidation. During fiscal year 2010, Restructuring Charges recorded within our Consolidated Statements of Income reflect 1) the consolidation of our logistics branch network, 2) the further streamlining of our organizational structure, which resulted in the reduction of non-sales headcount, and 3) the continued integration of ours and then newly acquired Amrep's manufacturing capabilities. We also put up for sale Amrep's Lancaster, Texas property as manufacturing activities at that location have been transferred to other of our facilities. As discussed in Note 2 of Notes to Consolidated Financial Statements, after assessing the property's fair value in fiscal year 2012, we adjusted the asset's fair market value down by $0.5 million. After assessing the property's fair value in fiscal year 2013, we adjusted the asset's fair market value down by $0.3 million to $1.8 million. We recorded the charges associated with these write-downs in Loss (Gain) on Disposal of Fixed Assets in our Consolidated Statements of Income.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

In the first-half of fiscal year 2011, we recorded a pretax restructuring charge of $1.5 million for costs associated with facility consolidations and reduction of non-sales headcount.

In fiscal year 2013, we developed a plan and began executing a variety of complexity-reduction activities, including facilities consolidation, process simplification, product-line and customer rationalization, and headcount reductions related to such activities. During the fourth quarter of fiscal 2013, we recorded a $5.2 million restructuring charge in connection with these efforts.

The changes to our restructuring reserve (included within Accrued compensation and Other accrued liabilities on the Consolidated Balance Sheets) are summarized as follows:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2010	$2,567	$3,433
Restructuring charges recorded during fiscal year 2011	1,096	373
Early termination of lease accruals	—	(817)
Payments made from restructuring reserves	(3,035)	(1,109)

Balance as of August 31, 2011	$628	$1,880
Restructuring charges recorded during fiscal year 2012	—	—
Payments made from restructuring accruals	(568)	(1,323)

Balance as of August 31, 2012	$60	$557
Restructuring charges recorded during fiscal year 2013	4,631	528
Payments made from restructuring accruals	(387)	(649)

Balance as of August 31, 2013	$4,304	$436

Note 11: Income Taxes

The components of income before taxes are as follows:

	Years Ended August 31,
	2013	2012	2011
United States	16,614	26,343	19,594
Foreign	6,473	7,493	7,101

Income before provision for income taxes	$23,087	$33,836	$26,695

We account for income taxes using the asset and liability approach. This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax liabilities and assets are determined based on the differences between the financial reporting and the tax basis of an asset or liability.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The provision for income taxes consists of the following components:

	Years Ended August 31,
	2013	2012	2011
Provision for current federal taxes	$1,810	$6,484	$2,520
Provision for current state taxes	459	859	713
Provision for current foreign taxes	2,615	2,527	2,333
Provision for deferred federal taxes	3,456	1,592	3,346
Provision for deferred state taxes	32	522	328
Provision for deferred foreign taxes	(477)	(57)	54

Total provision for income taxes	$7,895	$11,927	$9,294

A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2013	2012	2011
Federal income tax computed at statutory rate	$8,080	$11,842	$9,343
State income tax, net of federal income tax benefit	485	846	783
Permanent differences	168	(154)	(108)
Foreign permanent differences and rate differential	(213)	(275)	(225)
Change in valuation allowance	(162)	55	12
Research and development credit	(120)	(96)	(145)
Other, net	(343)	(291)	(366)

Total provision for income taxes	$7,895	$11,927	$9,294

Components of the net deferred income tax liability at August 31, 2013 and 2012 include:

	2013	2012
Deferred Income Tax Liabilities:
Depreciation	$(10,724)	$(8,084)
Goodwill and intangibles	(14,819)	(13,355)
Other liabilities	(2,262)	(2,139)

Total deferred income tax liabilities	$(27,805)	$(23,578)

Deferred Income Tax Assets:
Self-insurance	2,218	2,347
Deferred compensation	6,594	6,208
Foreign tax losses	1,160	1,256
Environmental reserve	3,599	4,033
Other accruals not yet deductible	10,340	8,989
Other assets and tax losses	1,338	1,383

Total deferred income tax assets	25,249	24,216
Valuation allowance	(1,344)	(1,531)

Net deferred income tax liability	$(3,900)	$(893)

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

As of August 31, 2013, we had cumulative undistributed earnings of approximately $23.2 million for which we had not provided residual income tax or withholding tax because we consider them to be indefinitely reinvested. We intend to continue indefinitely to reinvest in our foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits.

Deferred tax assets were partially offset by valuation allowances of $1.3 million at August 31, 2013 and $1.5 million at August 31, 2012. Our deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits of state tax credits and foreign capital loss carryforwards. In 2013, we recognized a net decrease in our valuation allowance of less than $0.2 million reflecting an adjustment to the expected realizable value of state tax credits. In 2012, we recognized a net increase in our valuation allowance of less than $0.1 million reflecting an adjustment to the expected realizable value of state tax credits.

At August 31, 2013, certain domestic state net operating loss carryforwards, which expire from tax year 2018 to 2033, were $9.1 million. At August 31, 2013, foreign net operating and capital loss carryforwards, the majority of which have no expiration, were approximately $4.0 million. Additionally, we have state tax credit carryforwards of approximately $1.4 million, which will expire between 2014 and 2023.

In June 2006, the FASB issued guidance that clarified the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company's tax return.

In our results from operations during the twelve months ended August 31, 2013 and August 31, 2012, we recognized less than $0.1 million additional income tax expense in each respective period related to changes in gross tax-effected unrecognized tax benefits, including interest and penalties.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of August 31, 2013, we had gross tax-effected unrecognized tax benefits of $1.0 million (including interest and penalties of $0.2 million), of which $0.9 million before federal benefit (including interest and penalties), if recognized, would affect our effective tax rate due to the offsetting receivable from Acuity Brands provided for in the tax disaffiliation agreement. Interest and penalties recognized had a de minimis impact on our fiscal year 2013 operating results. There are no significant increases or decreases to the amount of unrecognized tax benefits anticipated within the next twelve months.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at August 31, 2010	$1,249
Additions based on tax positions related to the current year	31
Reductions based on tax positions related to the current year	—
Additions for tax positions of prior years	4
Reductions for tax positions of prior years	(150)
Reductions for settlements with taxing authorities	—
Reductions for closings of statutes of prior years	(54)

Balance at August 31, 2011	$1,080
Additions based on tax positions related to the current year	64
Reductions based on tax positions related to the current year	—
Additions for tax positions of prior years	5
Reductions for tax positions of prior years	(205)
Reductions for settlements with taxing authorities	—
Reductions for closings of statutes of prior years	(56)

Balance at August 31, 2012	$888
Additions based on tax positions related to the current year	35
Reductions based on tax positions related to the current year	—
Additions for tax positions of prior years	45
Reductions for tax positions of prior years	(101)
Reductions for settlements with taxing authorities	(34)
Reductions for closings of statutes of prior years	(19)

Balance at August 31, 2013	$814

We conduct business globally, and as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including various jurisdictions in Europe, Canada and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for tax years before 2009, or non-U.S. income tax examinations for tax years before 2007.

Note 12. Fair Value Disclosures

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

During the quarter ended November 30, 2010, in connection with one of our acquisitions, we recorded a $3.75 million earnout liability whose payment is contingent upon earnings targets that are relative to a portion of our business, which are attainable at any time during a three-year period. We estimate the fair value of this Level 3 liability at each reporting date using a probability-weighted discounted cash flow analysis, which requires the evaluation of significant unobservable inputs that include projected

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

revenues, expenses and cash flow, and assumed discount rates. During the year ended August 31, 2012, we reduced the fair value of this contingent consideration liability to $1.3 million based on our ongoing assessment of the portion of the contingency the acquiree will likely realize. We recorded the approximate $2.5 million reduction of this liability within Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income. During the year ended August 31, 2013, we reduced the fair value of this contingent consideration liability to zero based on our ongoing assessment of this liability's probable ultimate payout. We recorded the approximate $1.3 million reduction of this liability within Selling, Distribution, and Administrative Expenses within our Consolidated Statements of Income.

Note 13: Quarterly Financial Data (Unaudited)

	Net Sales	Gross Profit	Income Before Taxes	Net Income	Basic Earnings Per Share(1)	Diluted Earnings Per Share(1)
2013(2)
1st Quarter	$158,026	$74,962	$5,525	$3,481	$0.16	$0.16
2nd Quarter	163,386	77,440	4,116	2,791	0.13	0.12
3rd Quarter	185,988	86,893	9,610	6,255	0.28	0.28
4th Quarter	182,176	85,247	3,836	2,665	0.12	0.12
2012(3)
1st Quarter	$153,498	$72,927	$5,557	$3,579	$0.16	$0.16
2nd Quarter	151,715	67,995	3,955	2,434	0.11	0.11
3rd Quarter	176,625	81,732	13,766	8,622	0.39	0.39
4th Quarter	171,695	78,142	10,558	7,274	0.33	0.33

(1)
We calculate basic and diluted earnings per share independently for each of the quarters presented in accordance with applicable earnings per share guidance. Therefore, the sum of quarterly basic and diluted earnings per share may not total to reported annual basic and diluted earnings per share.

(2)
In fiscal year 2013, we developed a plan and began executing a variety of complexity-reduction activities, including facilities consolidation, process simplification, product-line and customer rationalization, and headcount reductions related to such activities. During the fourth quarter of fiscal 2013, we recorded a $5.2 million restructuring charge in connection with these efforts.

In connection with the lawsuits discussed in Note 9 of Notes to Consolidated Financial Statements, we incurred legal defense costs of approximately $0.4 million, $0.2 million, $0.4 million, and $0.5 million, during the first, second, third, and fourth quarters of fiscal year 2013, respectively.

We recorded an adjustment to a contingent consideration liability in the second quarter of fiscal year 2013. The amount of the benefit was $1.3 million.

We recorded acquisition costs in the first, second, third and fourth quarters of fiscal year 2013 of $0.7 million, $1.1 million, $0.1 million, and $0.1 million, respectively.

In the fourth quarter of fiscal year 2013, we recorded an adjustment to the fair market value of an asset that is held for sale. The amount of the expense was $0.3 million.

The impact of these charges, costs and benefits are included within the fiscal year 2013 quarterly data presented.

(3)
In connection with the lawsuits discussed in Note 9 of Notes to Consolidated Financial Statements, we incurred legal defense costs of approximately $0.6 million, $0.7 million, $0.5 million and $0.3 million, during the first, second, third and fourth quarters of fiscal year 2012, respectively.

In the second quarter of fiscal year 2012 we recorded a bargain purchase gain of $0.6 million related to the Washtronics

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

  acquisition. In the fourth quarter of fiscal year 2012 we recorded a bargain purchase gain of $1.5 million related to the Hale Group acquisition. These acquisitions are discussed further in Note 3 of Notes to Consolidated Financial Statements.
  In the second half of fiscal year 2012, we incurred approximately $1.9 million in costs associated with a packaging quality issue.
  We recorded adjustments to a contingent consideration liability. The amounts of the benefit recorded in the third and fourth quarters of fiscal year 2012, were $1.0 million and $1.5 million, respectively.
  We recorded acquisition costs in the second, third and fourth quarters of fiscal year 2012 of $0.8 million, $0.3 million and $0.2 million, respectively.
  In the fourth quarter of fiscal year 2012, we recorded an adjustment to fair market value of an asset that is held for sale. The amount of the expense was $0.5 million.
  The impact of these charges, costs and benefits are included within the fiscal year 2012 quarterly data presented.

Note 14: Geographic Distribution of Operations

We manage our entity as a single business unit. Strategies and policies regarding our revenue growth, product sourcing, brand management, pricing, supply chain, and marketing of product formulations are facilitated by personnel within our corporate office, which is located in Atlanta, Georgia. Additional functions including but not limited to tax, legal, treasury, environmental compliance, research and development, and risk management are managed through our central, shared-service organization, also located within our Atlanta-based headquarters. We report revenues in one line item as a group of similar products, given our products have similar profit contributions, are marketed to a similar customer base, and share similar methods of production and distribution.

The geographic distribution of our net sales and long-lived assets is summarized in the following table for the years ended August 31:

	2013	2012	2011
Net sales(1)
Domestic(2)	$565,311	$539,683	$529,915
International	124,265	113,850	116,057

	$689,576	$653,533	$645,972

Long-lived assets(3)
Domestic(2)	$85,049	$73,855	$64,662
International	14,239	12,621	7,441

	$99,288	$86,476	$72,103

(1)
Net sales are attributed to each country based on the selling location. Sales generated in Canada approximated 9.4%, 9.3%, and 10.2% of total net sales for the years ended August 31, 2013, 2012, and 2011, respectively. None of the remaining countries categorized in the above table as "International" were responsible for more than 10% of our total consolidated net sales.

(2)
Domestic amounts include net sales and long-lived assets for U.S. based operations.

(3)
Long-lived assets include net property, plant, and equipment and other long-term assets.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective at a reasonable assurance level. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, we, including our reporting officers, believe that we cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, will be detected. Limitations within any control system, including our control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Our annual report on our internal control over financial reporting and the independent registered public accounting firm's attestation report are included in our 2013 Financial Statements in Item 8 of this Annual Report on Form 10-K, under the headings, "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm", respectively, and are incorporated herein by reference.

Except as set forth below we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during fiscal year 2013:

On December 1, 2012, we completed our acquisition of the vehicle care division of Ecolab Inc. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities related to this acquisition. Separately, on December 1, 2012, a portion of our business activated a new enterprise resource planning (ERP) system. We are currently integrating policies, processes, people, and operations in connection with this implementation. Management will continue to evaluate our internal control over financial reporting as we execute implementation activities.

  CEO and CFO Certifications

Our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31(a) and 31(b) to our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

Item 9B. Other Information

None.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement"), which will be filed with the SEC on or before November 25, 2013. The information required to be disclosed in this Item pursuant to Item 406 of Regulation S-K is incorporated by reference to "Information Concerning Zep Inc." in Item 1 of this Annual Report.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2014 Proxy Statement, which will be filed with the SEC on or before November 25, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the 2014 Proxy Statement, which will be filed with the SEC on or before November 25, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the 2014 Proxy Statement, which will be filed with the SEC on or before November 25, 2013.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2014 Proxy Statement, which will be filed with the SEC on or before November 25, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Management's Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Balance Sheets as of August 31, 2013 and 2012

Consolidated Statements of Income for the years ended August 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive Income for the years ended August 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the years ended August 31, 2013, 2012, and 2011

Consolidated Statements of Stockholders' Equity for the years ended August 31, 2013, 2012, and 2011

Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules:

Schedule II Valuation and Qualifying Accounts

Any of Schedules I through V not listed above have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)
Exhibits filed with this report (begins on next page):

Copies of exhibits will be furnished to stockholders upon request at a nominal fee.

Requests should be sent to Zep Inc., Investor Relations Department, 1310 Seaboard Industrial Boulevard, Atlanta, Georgia 30318-2825.

INDEX TO EXHIBITS

EXHIBIT 2		Agreement and Plan of Distribution by and between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 2.1 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
EXHIBIT 3	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the SEC on October 26, 2007, which is incorporated herein by reference.
	(b)	Amended and Restated By-Laws of Zep Inc. (effective July 7, 2011)	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the SEC on July 7, 2011, which is incorporated herein by reference.
EXHIBIT 4	(a)	Form of Certificate representing Zep Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
	(b)	Stockholder Protection Rights Agreement, dated as of October 30, 2007, between Zep Inc. and Mellon Investor Services LLC, as rights agent.	Reference is made to Exhibit 4.2 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
	(c)	First Amendment to Stockholder Protection Rights Agreement, between Zep Inc. and Mellon Investor Services LLC, as rights agent, dated as of January 22, 2009	Reference is made to Exhibit 10(a) of registrant's Form 10-Q as filed with the SEC on April 9, 2009, which is incorporated herein by reference.
EXHIBIT 10(i)A	(1)	Tax Disaffiliation Agreement, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
	(2)	Transition Services Agreement, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 10.2 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
	(3)	Agreement and Plan of Distribution, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 2.1 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
	(4)	Loan and Security Agreement, by and between Acuity Enterprise, Inc., Acuity Specialty Products, Inc. and Regions Bank, as administrative agent, dated October 14, 2009.	Reference is made to Exhibit 10(i)A(7) of the registrant's Form 10-K as filed with the SEC on October 29, 2009, which is incorporated herein by reference.

(5)	Performance Undertaking, by and between Zep Inc. and Acuity Enterprise, Inc., dated October 14, 2009.	Reference is made to Exhibit 10(i)A(8) of the registrant's Form 10-K as filed with the SEC on October 29, 2009, which is incorporated herein by reference.
(6)
	Agreement and Plan of Merger, dated January 4, 2010, by and among Zep Inc., Project Missouri, Inc., Dawn Chemical Company MCM Capital Partners L.P., as stockholders representative, and certain stockholders of Dawn Chemical Company.	Reference is made to Exhibit 2.1 of the registrant's Form 8-K as filed with the SEC on January 5, 2010, which is incorporated herein by reference.
(7)
	Credit Agreement, dated as of July 15, 2010, among Zep Inc., Acuity Specialty Products, Inc., the other subsidiary borrowers party thereto, J.P. Morgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, Regions Bank, as documentation agent, and the other lenders party thereto.	Reference is made to Exhibit 10.1 of the registrant's Form 8-K as filed with the SEC on July 19, 2010, which is incorporated herein by reference.
(8)
	Asset Purchase Agreement, dated as of July 23, 2010, among Waterbury Companies, Inc., Air Guard Control (Canada) Limited, Air Guard Control Corporation and Amrep, Inc., Amrep IP Holdings, LLC, Acuity Holdings, Inc., and solely with respect to Section 5.9, Watco International Holdings Corp., Wind Point Partners V, L.P. and Wind Point Executive Advisor Partners, L.P. and solely with respect to Section 10.4, Zep Inc.	Reference is made to Exhibit 10.1 of the registrant's Form 8-K as filed with the SEC on July 27, 2010, which is incorporated herein by reference.
(9)	Form of Transition Services Agreement, dated as of September 2, 2010, by and between Amrep, Inc., Acuity Holdings, Inc., Waterbury Companies, Inc. and Air Guard Control (Canada) Limited.	Reference is made to Exhibit 10.1 of the registrant's Form 8-K as filed with the SEC on September 3, 2010, which is incorporated herein by reference.
(10)	Bridge Loan and Security Agreement, dated as of December 19, 2011, by and between Adco Products, LLC, as borrower, and Acuity Specialty Products, Inc., as lender.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on December 23, 2011, which is incorporated by reference herein.

	(11)	Amended and Restated Loan and Security Agreement, dated as of February 28, 2013, by and between Adco Products, LLC, as borrower, and Acuity Specialty Products, Inc., as lender.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on March 6, 2013, which is incorporated by reference herein.
	(12)	Asset Purchase Agreement, dated October 16, 2012, by and among Ecolab Inc., Zep Vehicle Care Inc., Acuity Holdings, Inc., Zep Industries B.V., Zep IP Holding LLC and Zep Inc.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on October 17, 2012, which is incorporated by reference herein.
(13)
		Amendment No. 1, dated as of October 10, 2012, to Credit Agreement, dated as of July 15, 2010, by and among Zep Inc., Acuity Specialty Products, Inc., JPMorgan Chase Bank, N.A, as administrative agent, and the Lenders party thereto.	Reference is made to Exhibit 10.2 of registrant's Form 8-K as filed with the SEC on October 17, 2012, which is incorporated by reference herein.
EXHIBIT 10(iii)A		Management Contracts and Compensatory Arrangements:
	(1)	Employee Benefits Agreement, dated as of October 31, 2007.	Reference is made to Exhibit 10.3 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
	(2)	Zep Inc. Long-Term Incentive Plan.	Reference is made to Exhibit 10.4 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
	(3)	Zep Inc. Non-Employee Director Deferred Compensation Plan.	Reference is made to Exhibit 10.5 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
	(4)	Zep Inc. Supplemental Deferred Savings Plan.	Reference is made to Exhibit 10(iii)A(4) of registrant's Form 10-K filed with the SEC on October 29, 2009, which is herein incorporated by reference.
	(5)	Amendment No. 1 to the Zep Inc. Supplemental Deferred Savings Plan, dated October 7, 2009.	Reference is made to Exhibit 10(iii)A(5) of registrant's Form 10-K filed with the SEC on October 29, 2009, which is herein incorporated by reference.
	(6)	Zep Inc. Employee Stock Purchase Plan	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on August 31, 2009, which is incorporated herein by reference.

(7)	Amendment of Zep Inc. Employee Stock Purchase Plan.	Reference is made to Exhibit 10.2 of registrant's Form 8-K as filed with the SEC on August 31, 2009, which is incorporated herein by reference.
(8)	Form of Indemnification Agreement.	Reference is made to Exhibit 10.16 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
(9)	Form of Severance Agreement.	Reference is made to Exhibit 10.18 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
(10)	Zep Inc. Management Compensation and Incentive Plan.	Reference is made to Exhibit 10.7 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
(11)	Zep Inc. Management Compensation and Incentive Plan, amended and restated as of September 1, 2008.	Reference is made to Exhibit A of the registrant's Definitive Proxy Statement filed with the SEC on November 21, 2008, which is incorporated herein by reference.
(12)	John Morgan Employment Letter.	Reference is made to Exhibit 10.12 of registrant's Form 10 as filed with the SEC on October 10, 2007, which is incorporated herein by reference.
(13)	Amendment to Employment Letter Agreement, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on October 13, 2009, which is incorporated herein by reference.
(14)	Amendment No. 2 to Change in Control Agreement and Notice of Termination, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.2 of registrant's Form 8-K as filed with the SEC on October 13, 2009, which is incorporated herein by reference.
(15)	Amendment to Amended and Restated Severance Agreement and Notice of Termination, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.3 of registrant's Form 8-K as filed with the SEC on October 13, 2009, which is incorporated herein by reference.
(16)	Form of Nonqualified Stock Option Agreement for Executive Officers.	Reference is made to Exhibit 10.9 of the registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

(17)	Form of Nonqualified Stock Option Agreement for Key Employees.	Reference is made to Exhibit 10.10 of the registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
(18)	Form of Incentive Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10.12 of the registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
(19)	Form of Incentive Stock Option Agreement for Key Officers.	Reference is made to Exhibit 10.11 of the registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
(20)	Form of Long-Term Incentive Plan Restricted Stock Award Agreement (without Restrictive Covenants).	Reference is made to Exhibit 10.13 of the registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
(21)	Form of Long-Term Incentive Plan Restricted Stock Award Agreement for Nonemployee Directors.	Reference is made to Exhibit 10.23 of the registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
(22)	Form of Incentive Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
(23)	Form of Non-Qualified Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10.2 of registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
(24)	Form of 2010 Performance Stock Award Agreement.	Reference is made to Exhibit 10.3 of registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
(25)	Form of Restricted Stock Award Agreement with restrictive covenants.	Reference is made to Exhibit 10.4 of registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
(26)	Form of Change-in-Control Agreement.	Reference is made to Exhibit 10(c) of registrant's Form 10-Q/A as filed with the SEC on December 22, 2009, which is incorporated herein by reference.
(27)	Form of Change-in-Control Agreement for Certain Executive Officers.	Reference is made to Exhibit 10(d) of registrant's Form 10-Q/A as filed with the SEC on December 22, 2009, which is incorporated herein by reference.

(28)	Form of Severance Agreement.	Reference is made to Exhibit 10(e) of registrant's Form 10-Q/A as filed with the SEC on December 22, 2009, which is incorporated herein by reference.
(29)	Amendment to Change-in-Control Agreement and Severance Agreement dated as of December 28, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10 of registrant's Form 8-K as filed with the SEC on December 31, 2009, which is incorporated herein by reference.
(30)	Form of Incentive Stock Options Agreement for Executive Employees for grants made on and after September 1, 2009.	Reference is made to Exhibit 10.1 of the registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
(31)	Form of Non-Qualified Stock Option Agreement for Executive Employees for grants made on and after September 1, 2009.	Reference is made to Exhibit 10.2 of the registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
(32)	Form of 2010 Performance Stock Award Agreement for grants made on and after September 1, 2009.	Reference is made to Exhibit 10.3 of the registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
(33)	Form of Restricted Stock Award Agreement for grants made on and after September 1, 2009.	Reference is made to Exhibit 10.4 of the registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
(34)	Zep Inc. 2010 Omnibus Incentive Plan.	Reference is made to Exhibit A of the registrant's 2010 Proxy Statement, as filed with the SEC on November 19, 2009, which is incorporated herein by reference.
(35)	Zep Inc. 2010 Omnibus Incentive Plan Form of Restricted Stock Award Agreement for Non-Employee Directors.	Reference is made to Exhibit 10(d) of the registrant's Form 10-Q for the fiscal quarter ended February 28, 2010, as filed with the SEC on April 7, 2010, which is incorporated herein by reference.
(36)	Amendment No. 2 to the Zep, Inc. Supplemental Deferred Savings Plan, dated January 8, 2010.	Reference is made to Exhibit 10(e) of the registrant's Form 10-Q for the fiscal quarter ended February 28, 2010, as filed with the SEC on April 7, 2010, which is incorporated herein by reference.

(37)	Separation and Termination Agreement, dated as of July 16, 2010, by and between Zep Inc and C. Francis Whitaker III.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on July 21, 2009, which is incorporated herein by reference.
(38)	Amendment to Change-in-Control Agreement and Severance Agreement, dated as of August 20, 2010, by and between Zep Inc. and John K. Morgan.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on August 23, 2009, which is incorporated herein by reference.
(39)	Zep Inc. Amended and Restated Supplemental Deferred Savings Plan, effective as of October 5, 2010.	Reference is made to Exhibit 10(iii)A(48) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
(40)	Amendment, effective as of October 5, 2010, to the Zep Inc. 2010 Omnibus Incentive Plan.	Reference is made to Exhibit 10(iii)A(49) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
(41)	Form of Amendment to Change-in-Control Agreement and Severance Agreement, effective as of October 5, 2010.	Reference is made to Exhibit 10(iii)A(50) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
(42)	Form of Incentive Stock Options Agreement for Executive Employees for grants under the 2010 Omnibus Incentive Plan.	Reference is made to Exhibit 10(iii)A(51) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
(43)	Form of Non-Qualified Stock Options Agreement for Executive Employees for grants under the 2010 Omnibus Incentive Plan.	Reference is made to Exhibit 10(iii)A(52) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
(44)	Form of Performance Stock Award Agreement for grants under the 2010 Omnibus Incentive Plan.	Reference is made to Exhibit 10(iii)A(53) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
(45)	Form of Restricted Stock Award Agreement for grants under the 2010 Omnibus Incentive Plan.	Reference is made to Exhibit 10(iii)A(54) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.

(46)	Form of Restricted Stock Award Agreement for Retiring Nonemployee Director.	Reference is made to Exhibit 10(iii)A(55) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
(47)	Form of Restricted Stock Award Agreement for Non-Employee Directors.	Reference is made to Exhibit 10(a) of the registrant's Form 10-Q for the fiscal quarter ended November 30, 2010, as filed with the SEC on January 5, 2011, which is incorporated herein by reference.
(48)	Zep Inc. Omnibus Incentive Plan Form of Performance Stock Award Agreement.	Reference is made to Exhibit 10(a) of the registrant's Form 10-Q for the fiscal quarter ended May 31, 2011, as filed with the SEC on July 7, 2011, which is incorporated herein by reference.
(49)	Zep Inc. Omnibus Incentive Plan Form of Incentive Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q for the fiscal quarter ended May 31, 2011, as filed with the SEC on July 7, 2011, which is incorporated herein by reference.
(50)	Zep Inc. Omnibus Incentive Plan Form of Non-Qualified Stock Option Agreement for Executive Employees.	Reference is made to Exhibit 10(c) of the registrant's Form 10-Q for the fiscal quarter ended May 31, 2011, as filed with the SEC on July 7, 2011, which is incorporated herein by reference.
(51)	Zep Inc. Omnibus Incentive Plan Form of Restricted Stock Award Agreement.	Reference is made to Exhibit 10(d) of the registrant's Form 10-Q for the fiscal quarter ended May 31, 2011, as filed with the SEC on July 7, 2011, which is incorporated herein by reference.
(52)	Zep Inc. Omnibus Incentive Plan Form of Restricted Stock Award Agreement.	Reference is made to Exhibit 10(iii)A(52) of registrant's Form 10-K as filed with the SEC on November 1, 2011, which is incorporated herein by reference.
(53)	Form of Amendment to Restricted Stock Award Agreements dated as of January 10, 2012.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on January 17, 2012, which is incorporated by reference herein.

	(54)	Amendment to Severance Agreement effective as of April 9, 2012 between the Company and Robert P. Collins.	Reference is made to Exhibit 10(c) of registrant's Form 10-Q as filed with the SEC on April 9, 2012, which is incorporated by reference herein.
	(55)	Zep Inc. Amended and Restated Nonemployee Director Deferred Compensation Plan, effective as of October 2, 2012.	Reference is made to Exhibit 10(iii)A(55) of registrant's Form 10-K as filed with the SEC on November 7, 2012, which is incorporated herein by reference.
	(56)	Zep Inc. Omnibus Incentive Plan Form of Restricted Stock Award Agreement.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on October 7, 2013, which is incorporated by reference herein.
	(57)	Zep Inc. Omnibus Incentive Plan Form of Performance Stock Unit Award Agreement.	Reference is made to Exhibit 10.2 of registrant's Form 8-K as filed with the SEC on October 7, 2013, which is incorporated by reference herein.
EXHIBIT 12		Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed with the SEC as part of this Form 10-K.
EXHIBIT 21		List of Subsidiaries.	Filed with the SEC as part of this Form 10-K.
EXHIBIT 23		Consent of Independent Registered Public Accounting Firm.	Filed with the SEC as part of this Form 10-K.
EXHIBIT 24		Powers of Attorney.	Filed with the SEC as part of this Form 10-K.
EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the SEC as part of this Form 10-K.
	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the SEC as part of this Form 10-K.
EXHIBIT 32	(a)	Section 1350 Certification, signed by John K. Morgan	Furnished with the SEC as part of this Form 10-K.
	(b)	Section 1350 Certification, signed by Mark R. Bachmann	Furnished with the SEC as part of this Form 10-K.

EXHIBIT 101.INS XBRL	Instance Document*
EXHIBIT 101.SCH XBRL	Taxonomy Extension Schema Document*
EXHIBIT 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*
EXHIBIT 101.DEF XBRL	Taxonomy Extension Definition Linkbase Document*
EXHIBIT 101.LAB XBRL	Taxonomy Extension Label Linkbase Document*
EXHIBIT 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

*
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets—August 31, 2013 and 2012; (ii) Consolidated Statements of Income—Years Ended August 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income—Years Ended August 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows—Years Ended

  August 31, 2013, 2012 and 2011; (v) Consolidated Statements of Stockholders' Equity; and (vi) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zep Inc.
Date: November 5, 2013	By:	/s/ JOHN K. MORGAN John K. Morgan Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ JOHN K. MORGAN John K. Morgan		Chairman, President, and Chief Executive Officer (Principal Executive Officer)	November 5, 2013
/s/ MARK R. BACHMANN Mark R. Bachmann		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 5, 2013
* Timothy M. Manganello		Director	November 5, 2013
* Timothy T. Tevens		Director	November 5, 2013
* O.B. Grayson Hall, Jr.		Director	November 5, 2013
* Joseph Squicciarino		Director	November 5, 2013
* Ronald D. Brown		Director	November 5, 2013
* Sidney J. Nurkin		Director	November 5, 2013
* Carol A. Williams		Director	November 5, 2013
*BY:	/s/ MARK R. BACHMANN Mark R. Bachmann	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 5, 2013

SCHEDULE II

Zep Inc.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED AUGUST 31, 2013, 2012, AND 2011
(in thousands)

		Additions and Reductions Charged to
	Balance at Beginning of Year	Costs and Expenses	Other Accounts	Deductions	Balance at End of Year
Year Ended August 31, 2013:
Reserve for doubtful accounts	$3,595	1,918	—	1,572	$3,941

Reserve for estimated returns and allowances	$787	12,798	—	12,349	$1,236

Year Ended August 31, 2012:
Reserve for doubtful accounts	$4,515	1,705	—	2,625	$3,595

Reserve for estimated returns and allowances	$578	14,689	—	14,480	$787

Year Ended August 31, 2011:
Reserve for doubtful accounts	$4,995	2,007	—	2,487	$4,515

Reserve for estimated returns and allowances	$424	14,015	—	13,861	$578