Form 10-Q
period 2013-11-30
Zep Inc.
filed 2014-01-06
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Common Stock — $0.01 Par Value — 22,972,636 shares as of December 31, 2013.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements (unaudited)

Zep Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per-share data)

	November 30, 2013	August 31, 2013
ASSETS
Cash and cash equivalents	$4,792	$2,402
Accounts receivable, less reserve for doubtful accounts of $3,905 at November 30, 2013 and $3,941 at August 31, 2013	94,363	104,476
Inventories, net	76,128	68,633
Prepayments and other current assets	13,378	13,051
Deferred income taxes	8,901	8,002
Total Current Assets	197,562	196,564
Property, plant and equipment, net of accumulated depreciation of $109,684 at November 30, 2013 and $108,032 at August 31, 2013	81,812	82,328
Goodwill	121,183	121,102
Identifiable intangible assets, net	128,010	129,929
Other long-term assets	17,862	17,835
Total Assets	$546,429	$547,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$25,000	$25,000
Accounts payable	57,050	56,366
Accrued compensation	24,772	25,226
Other accrued liabilities	31,924	41,167
Total Current Liabilities	138,746	147,759
Long-term debt, less current maturities	184,456	184,908
Deferred income taxes	14,528	12,782
Other long-term liabilities	18,430	18,340
Total Liabilities	356,160	363,789

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 22,258,066 issued and outstanding at November 30, 2013, and 22,065,059 issued and outstanding at August 31, 2013	223	221
Paid-in capital	105,942	102,573
Retained earnings	71,010	69,023
Accumulated other comprehensive income	13,094	12,152
Total Stockholders’ Equity	190,269	183,969
Total Liabilities and Stockholders’ Equity	$546,429	$547,758

See accompanying notes to the condensed consolidated financial statements.

Zep Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended November 30,
	2013	2012

Net sales	$164,892	$158,026
Cost of products sold	85,631	83,064
Gross profit	79,261	74,962
Selling, distribution, and administrative expenses	71,387	66,791
Acquisition and integration costs	614	1,245
Operating profit	7,260	6,926

Other expense (income):
Interest expense, net	2,311	1,245
Loss on foreign currency transactions	50	18
Miscellaneous expense, net	62	138
Total other expense	2,423	1,401
Income before income taxes	4,837	5,525
Income tax provision	1,740	2,044
Net income	$3,097	$3,481

Earnings per share:
Basic earnings per share	$0.14	$0.16

Basic weighted average number of shares outstanding	22,168	21,869

Diluted earnings per share	$0.14	$0.16

Diluted weighted average number of shares outstanding	22,846	22,218

Dividends declared per share	$0.05	$0.04

See accompanying notes to the condensed consolidated financial statements.

Zep Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

	Three Months Ended November 30,
	2013	2012
Net income	$3,097	$3,481
Other comprehensive income:
Foreign currency translation adjustment	942	825
Other comprehensive income	942	825
Comprehensive income	$4,039	$4,306

See accompanying notes to the condensed consolidated financial statements.

Zep Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended November 30,
	2013	2012
Operating Activities
Net income	$3,097	$3,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,523	3,613
Loss (gain) on disposal of fixed assets	(58)	2
Excess tax benefits from share-based payments	(141)	35
Other non-cash charges	1,295	730
Deferred income taxes	822	11
Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable	10,709	7,434
Inventories	(7,197)	(5,076)
Prepayments and other current assets	(208)	(2,695)
Accounts payable	492	3,932
Accrued compensation and other current liabilities	(7,266)	(2,468)
Other long-term liabilities	90	(300)
Other assets	(192)	(204)
Net Cash Provided by Operating Activities	6,966	8,495

Investing Activities
Purchases of property, plant, and equipment	(2,556)	(3,792)
Change in restricted cash	—	(116,916)
Proceeds from sale of property, plant, and equipment	58	—
Net Cash Used for Investing Activities	(2,498)	(120,708)

Financing Activities
Proceeds from credit facility borrowings	79,700	203,808
Repayments of borrowings from credit facility	(80,213)	(90,413)
Securitized borrowings	(2,554)	—
Employee stock issuances	1,933	56
Excess tax benefits from share-based payments	141	(35)
Dividend payments	(1,110)	(885)
Other, net	4	—
Net Cash Provided by (Used for) Financing Activities	(2,099)	112,531
Effect of Exchange Rate Changes on Cash	21	85
Net Increase in Cash and Cash Equivalents	2,390	403
Cash and Cash Equivalents at Beginning of Period	2,402	3,513
Cash and Cash Equivalents at End of Period	$4,792	$3,916

See accompanying notes to the condensed consolidated financial statements.

Zep Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Zep Inc. (“Zep” or “we” or “our” or the “Company”) is a leading consumable chemical packaged goods company, providing a wide variety of high performance chemicals and related products and services that help professionals maintain, clean and protect their assets. We market our products and services under well recognized brand names, including Zep®, Zep Professional®, Zep Commercial®, Zep Automotive® and other Zep Inc. brands. Our common stock is listed on the New York Stock Exchange under the ticker symbol “ZEP.”

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended August 31, 2013 filed with the United States Securities and Exchange Commission (SEC) on November 5, 2013.  Management believes that all adjustments necessary for the fair statement of results, consisting of normal recurring items, have been included in the unaudited condensed consolidated financial statements.

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods.  The principal areas of judgment relate to (1) accounts receivable; (2) long-lived and definite-lived intangible assets; (3) goodwill and indefinite-lived intangibles; (4) inventories; (5) self-insurance reserves; (6) share-based compensation expense; and (7) assessment of loss contingencies, including environmental and litigation liabilities.  Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes.  We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation.  Actual results could differ from the estimates we have used.

The results of operations for the three months ended November 30, 2013 are not necessarily indicative of the results we expect for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year. More specifically, due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarters of our fiscal year have historically exceeded those generated in the first half of the fiscal year.  Certain reclassifications of prior period amounts and presentation have been made to conform to the presentation adopted for the current period.

Consolidation Policy

We consolidate all entities that we control.  The general condition for control is ownership of a majority of the voting interests of an entity. Control may also exist in arrangements where we are the primary beneficiary of a variable interest entity (“VIE”). An entity that will have both the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb the losses or receive the benefits significant to the VIE is considered a primary beneficiary of that entity. We have determined that we are not a primary beneficiary in any material VIE.  We eliminate all significant intercompany accounts and transactions from our condensed consolidated financial statements.

2. ACQUISITIONS

Vehicle Care division of Ecolab Inc.

We completed the acquisition of Ecolab’s Vehicle Care division (“EVC”), effective December 1, 2012 (“Closing Date”), for $116.8 million in cash.  The combination of EVC, our existing North American Sales and Service vehicle wash operations, and Niagara National LLC (“Niagara”) created a new platform that we refer to as “Zep Vehicle Care.”  Zep Vehicle Care — which is based in Minnesota — is a leading provider of vehicle care products, including soaps, polishes, sealants, wheel and tire treatments and air fresheners to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers.  Zep Vehicle Care provides car, truck and fleet wash operators with high efficacy products for their wash tunnels and facilities. We financed the acquisition using existing debt capacity under the 2010 Credit Facility, as amended (see Note 5 — Debt Obligations). We incurred acquisition and integration-related costs associated with advisory, legal and other services during the three months ended November 30, 2012, of $1.2 million, of which $0.5 million is related to the EVC acquisition. In addition, we entered into a transition services agreement under which Ecolab continued to provide certain services to us until December 1, 2013.  We incurred $0.6  million in acquisition and integration costs during the three months ended November 30, 2013, $0.4 million related to the EVC acquisition and $0.2 million related to the continued integration of operations in the United Kingdom that were acquired during fiscal year 2012.

The operating results of EVC are included in our consolidated financial statements as of the Closing Date. Under the acquisition method of accounting, we made an allocation of the acquisition price to EVC’s net tangible and intangible assets based on their estimated fair values as of the Closing Date. The excess of the acquisition price over the net tangible and identifiable intangible assets has been recorded as Goodwill within the condensed consolidated balance sheets. This goodwill is not deductible for income tax purposes.  A summary of the purchase price allocation is as follows:

Tangible assets and liabilities
Accounts receivable, and other current assets	$6,248
Property, plant and equipment	2,882
Other assets	228
Other liabilities assumed	(931)
Total net tangible assets	8,427

Identifiable intangible assets
Customer relationships	56,000
Technology (patents and formulations)	4,700
Trademarks	11,000
Goodwill	36,700
Total purchase price allocation	$116,827

Of the total purchase price, $71.7 million was allocated to identifiable intangible assets. The value allocated to customer relationships is being amortized on a straight-line basis over a period of 15 years. The value allocated to technology is being amortized on a straight-line basis over a period of nine years. We determined that acquired trademarks have an indefinite useful life. The amortization expense associated with acquired definite-lived intangible assets is expected to be approximately $4.3 million during each of the next five years.

The following unaudited pro forma combined results of operations give effect to the acquisition of EVC as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent our actual consolidated results of operations had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of our future consolidated results of operations. We expect to incur costs and realize benefits associated with integrating our operations and EVC. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities, nonrecurring charges directly attributable to purchase accounting, or any benefits that may result from operating efficiencies or revenue synergies. Therefore, the unaudited pro forma results do not include the EVC-related Acquisition and Integration Costs reflected in the condensed consolidated statements of income for the three months ended November 30, 2012.

	Three Months Ended November 30,
	2013	2012

Net sales	$164,892	$174,443
Net income	$3,097	$4,458
Basic earnings per share	$0.14	$0.20
Diluted earnings per share	$0.14	$0.20

3. RESTRUCTURING CHARGES

In fiscal year 2013, we began executing a variety of complexity-reduction activities, including facilities consolidation, process simplification, product-line and customer rationalization, and headcount reductions related to such activities.  During the fourth quarter of fiscal year 2013, we recorded a $5.2 million restructuring charge in connection with these efforts.  As of November 30, 2013, the restructuring reserve was classified as short-term and included in Accrued compensation and Other accrued liabilities on the accompanying condensed consolidated balance sheet:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2013	$4,304	$436
Cash payments	(1,003)	(86)
Balance as of November 30, 2013	$3,301	$350

4. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead and are stated at the lower of cost (approximate costs determined on a first-in, first-out or average cost basis) or market, and consisted of the following:

	November 30, 2013	August 31, 2013
Raw materials and supplies	$19,029	$17,963
Work in process	1,383	1,711
Finished goods	57,444	50,755
	77,856	70,429
Less: Reserves	(1,728)	(1,796)
Inventories, net	$76,128	$68,633

5. DEBT OBLIGATIONS

Our indebtedness and credit arrangements consisted of the following:

	November 30, 2013	August 31, 2013
Revolving credit facility	$156,369	$154,008
Term loan	45,937	48,750
Industrial revenue bonds	7,150	7,150
	209,456	209,908
Less: Current maturities of long-term debt	(25,000)	(25,000)
Long term debt, less current maturities	$184,456	$184,908

On July 15, 2010, the Company entered into a $320 million five-year senior, secured credit facility, as amended (the “2010 Credit Facility”). As of November 30, 2013, $177.3 million of the total $202.3 million in borrowings outstanding under the 2010 Credit Facility have been reflected within Long-term debt, less current maturities on the condensed consolidated balance sheets given our current intent and ability to settle $177.3 million of those borrowings in periods subsequent to November 30, 2014. The short- and long-term classification of debt on the condensed consolidated balance sheets may fluctuate not only in response to repayment of amounts borrowed under the 2010 Credit Facility, but also concurrent with changes in our projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the 2010 Credit Facility approximated 0.2% during the three months ended November 30, 2013. In addition to this base interest rate, our effective interest rate includes an applicable margin that adjusts in accordance with our leverage ratio.  During the three months ended November 30, 2013, this applicable margin averaged 3.50%.

As of November 30, 2013, our credit availability under the 2010 Credit Facility totaled $59.2 million. We remained in compliance with our debt covenants as of November 30, 2013 and we believe that, during the next twelve months, our liquidity and capital resources will be sufficient to meet our working capital, capital expenditure and other anticipated cash requirements, excluding acquisitions that we may choose to execute in pursuit of our strategic initiatives.  Given current utilization of the existing 2010 Credit Facility, we will evaluate alternative sources of capital we deem appropriate to support our long-term strategy. Our obligations under the 2010 Credit Facility, as amended, will become current during fiscal year 2014, and as such, we will be reviewing refinancing alternatives which could affect our interest expense during fiscal year 2014.

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

California Sales Representative Litigation

Britto Action:

Britto and Cowan were sales representatives based in California.  They filed suit, styled Britto et al. v. Zep Inc. and Acuity Specialty Products, Inc. (“Britto Action”), in December 2010 on behalf of themselves and on behalf of all other sales representatives who were employed by Acuity Specialty Products, Inc. in the State of California at any time between December 30, 2006 and the present.  Approximately 171 persons were members of the putative class proposed by the plaintiffs.  Plaintiffs asserted two primary causes of action against Zep for (i) failure to reimburse work-related expenses (the “Expense Reimbursement Claim”) and (ii) failure to pay wages by reason of unlawful deductions from wages (the “Wage Deduction Claim”), as well as derivative claims under the California Labor Code Private Attorney General Act of 2004 (“PAGA”) for civil penalties and under the California Business and Professions Code for unfair business practices. The Company has settled with approximately half of the members of the putative class.

The Court denied the plaintiff’s motion for class certification in May 2012.  Following the denial of class certification, plaintiffs sought leave to bring 55 additional plaintiffs into the case.  Although the trial court initially granted leave, the Company successfully appealed this decision.  The Company also successfully obtained summary adjudication in part on plaintiff Britto’s claims for his failure to disclose them in bankruptcy.

In June 2013, the Company made an offer of compromise to plaintiffs in the amount of $323,000;  $26,000 to Britto, $22,000 to Cowan, and $275,000 for PAGA civil penalties;  plus interest, costs and attorneys’ fees to the extent permitted by law and with the amount to be determined by the Court in accordance with law.  In July 2013, plaintiffs filed a Notice of Acceptance of the Offer to Compromise.  The PAGA civil penalties amount was subject to Court approval, which has now been obtained.  In December 2013, the Company paid the amounts due to Britto, Cowan and the State of California under the PAGA claim.  The amount of the offer of compromise did not include attorney fees and costs.  The plaintiffs’ lawyers have already filed a memorandum of costs, which the Company has opposed, and will likely file their motion for fees shortly.   The Company will vigorously oppose any request that it believes is excessive.

Aguilar Action:

In December 2012, 55 of the current and former sales representatives who sought to intervene in the Britto Action filed a lawsuit against the Company in which they assert the Expense Reimbursement Claim and Wage Deduction Claim, as well as an additional claim for improper wages statements on behalf of themselves individually.  This lawsuit is styled Aguilar et al. v. Zep Inc. and Acuity Specialty Products, Inc. (“Aguilar Action”).

After answering the complaint and successfully removing the case from state court to federal court, the Company asserted counter-claims against three plaintiffs, but the Company plans to dismiss its counterclaim against one plaintiff shortly.  The Company also successfully compelled eight plaintiffs who signed arbitration agreements to arbitration.  The Company has settled with 18 of the 55 individual plaintiffs and plans to continue negotiating settlements with plaintiffs on an individual basis.

In August 2013, a plaintiff in the Aguilar Action filed a motion for partial judgment as to the issue of liability on the business expense reimbursement claim.  In October 2013, the Aguilar court granted the plaintiff’s motion for partial summary judgment as to part of his claims and denied it to the remainder of them.  In terms of additional motion practice, the Company plans to bring summary judgments shortly to enforce the settlement agreements of two plaintiffs who previously settled, and discovery motion practice is also likely.

With respect to the arbitrations, the Company elected to proceed with eight separate arbitrations before Judicial Arbitration and Mediation Services (“JAMS”) under the JAMS streamlined process.  Two of the plaintiffs who are subject to arbitration agreements previously settled their claims against the Company.  The Company filed dispositive motions to enforce their settlement agreements, but the arbitrators denied the motions.  The Company nevertheless intends to pursue the settlement agreement defense arguments again at the hearings for these two matters.  The arbitration proceedings with respect to five of the plaintiffs who are subject to arbitration agreements have now occurred.  The Company has received decisions with respect to three of the arbitrations.  Two of the decisions included tentative awards to the plaintiffs.  The total of the tentative awards is approximately 40% of the total amount claimed by the two plaintiffs.  The Company has also settled with one of the arbitration plaintiffs and will be addressing fees and costs with respect to that plaintiff shortly.

During our fiscal year ended August 31, 2011, we established a $1.8 million accrual with respect to our potential liability to the plaintiffs in the Britto Action.  During fiscal year 2013, we reevaluated the adequacy of this reserve based on the settlements we reached with plaintiffs during that period.  We reduced the reserve by $0.3 million, reflecting the amounts paid in settlement during the period and then increased the reserve by $0.4 million, reflecting the accrual of additional pre-judgment interest on the liability that we think is probable.  Based on the facts known as of the time of filing of this Quarterly Report on Form 10-Q, our current accrual of $1.7 million represents our best estimate of the probable settlement cost related to the Britto Action and the Aguilar Action.

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

Environmental Remediation Orders

One of our subsidiaries has been named as a responsible party with respect to the facility located on Seaboard Industrial Boulevard in Atlanta, Georgia that it owns and currently uses in the manufacture of our products.  Our subsidiary and the current and former owners of adjoining properties have agreed to share the expected costs and responsibilities of remediation.  Further, our subsidiary has executed a Consent Order with the Georgia Environmental Protection Division (“EPD”) covering this remediation, and is operating under an EPD approved Corrective Action Plan, which may be amended from time to time based on the progression of our remediation.  In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with subsurface remediation, primarily to remove, or secure, contaminants from soil underlying this property, and other related environmental issues.  While it is reasonably possible that the total remediation cost could range up to $10.0 million, management’s best estimate of the probable total remediation costs continues to be $5.0 million.  To date, we have expended

$2.7 million of the $5.0 million accrual established in May 2007.  Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate.  We arrived at the current estimate based on studies prepared by independent third party environmental consulting firms.

One of our subsidiaries has been named as a responsible party with respect to its primary manufacturing location in Marietta, Georgia.  With regard to this location, our subsidiary is responsible for the expected costs of implementing an Amended Corrective Action Plan that was conditionally approved by the EPD in June 2012 under the Georgia Hazardous Response Act.  The State of Georgia has introduced a Voluntary Remediation Program (‘‘VRP’’) that provides for a risk-based approach toward environmental remediation.  We believe the provisions of the VRP are applicable to the Marietta site.  As of November 30, 2013, liabilities related to the remediation of the Marietta site presented within the condensed consolidated balance sheets reflect an undiscounted, pre-tax liability of $6.7 million, which represents our best estimate of remaining remediation costs for this site.  We arrived at the current estimates based on studies prepared by independent third party environmental consulting firms.  In the future, we plan to submit an application to enter the Marietta, Georgia site into the VRP.

Additionally, one of our subsidiaries previously conducted manufacturing operations at a facility in Cartersville, Georgia that has since been sold and where sub-surface contamination exists.  Pursuant to the terms of the sale, the subsidiary retained environmental exposure that might arise from its previous use of this property.  Management is preparing a plan to address sub-surface contamination at this location.  Based on recent data, the contamination has migrated off site and is present at a greater depth than originally anticipated.  In the future, we will submit an application to enter the Cartersville, Georgia site into the VRP.  As of November 30, 2013, liabilities related to the remediation of the Cartersville site presented within the condensed consolidated balance sheets reflect an undiscounted, pre-tax liability of $0.4 million, which represents our best estimate of remaining remediation costs for this site.

The actual cost of remediation of the Marietta and Cartersville sites could vary depending upon the results of additional testing and geological studies, the rate at which site conditions may change, the success of initial remediation designed to address the most significant areas of contamination, and changes in regulatory requirements.  While it is reasonably possible that the total costs incurred by us in connection with these matters could range up to an aggregate of $16.0 million, management’s best estimate of total remaining remediation costs for these two sites combined is $7.1 million.

7. EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding.  The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended November 30,
	2013	2012
Net income	$3,097	$3,481

Basic weighted average shares outstanding	22,168	21,869
Common stock equivalents (stock options and restricted stock)	678	349
Diluted weighted average shares outstanding	22,846	22,218

Basic earnings per share	$0.14	$0.16
Diluted earnings per share	$0.14	$0.16

For the quarters ended November 30, 2013 and 2012, we excluded 0.2 million and 0.8 million, respectively, common stock equivalents from our earnings per share calculation because of their anti-dilutive effect on this calculation.

8. SECURITIZATION OF CERTAIN ACCOUNTS RECEIVABLE

On May 31, 2013, we entered into a Master Receivables Purchase Agreement with Bank of America N.A. (“BAML”), whereby BAML may periodically purchase certain accounts receivable amounts from us. Proceeds received from these transfers will be discounted at a rate of LIBOR plus 225 basis points, which is currently less than our cost of borrowing. We receive the majority of those proceeds immediately upon our transfer of qualifying receivable balances to BAML, whereas the billing terms associated with accounts receivable that we may subject to this program can range up to one year.  We believe these transfers represent an economical means to manage operating working capital.  We will continue to administer the collection of the accounts receivable that are securitized under this agreement.  Therefore, we account for the transfer of these receivables as securitized borrowing transactions rather than a true sale of accounts receivable.  Accounts receivable subject to this agreement remain classified as Accounts Receivable, less reserve for doubtful accounts on the condensed consolidated balance sheets.  As of November 30, 2013, the amount of securitized borrowings reflected within Other accrued liabilities in the condensed consolidated balance sheets totaled $6.8 million. The expense that we recorded in connection with the discount incurred on the transfer of these receivables totaled less than $0.1 million, which is reflected within Interest expense, net on the condensed consolidated statements of income.  The proceeds received from these transfers are reflected as Proceeds from secured borrowings on our condensed consolidated statements of cash flows.

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

During fiscal 2011, in connection with one of our acquisitions, we recorded an earnout liability of $3.75 million whose payment was contingent upon earnings targets.  That liability was subsequently reduced in fiscal 2012 and again in fiscal 2013 to a zero balance based on our ongoing assessment of this liability’s probable ultimate payout.  In the first quarter of fiscal 2014, this matter was resolved and no payout was made.

10. LOAN TO INNOVATION PARTNER

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

Item 2.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report for a more complete understanding of our financial condition and results of operations.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Actual results could differ materially from those discussed in these forward looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, particularly in “Cautionary Statement Regarding Forward Looking Information”.

References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the year ended August 31, 2013, filed with the United States Securities and Exchange Commission (“SEC”) on November 5, 2013.

Business Overview

We are a leading consumable chemical packaged goods company, providing a wide variety of high performance chemicals and related products and services that help professionals maintain, clean and protect their assets. We market our products and services under well recognized brand names, including Zep®, Zep Professional®, Zep Commercial®, Zep Automotive® and other Zep Inc. brands. Our common stock is listed on the New York Stock Exchange under the ticker symbol “ZEP.”

Due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarters of our fiscal year have historically exceeded those generated in the first half of the fiscal year. Additional discussion of trends and expectations related to the remainder of fiscal year 2014 and beyond is included within the Strategy and Outlook and Results of Operations sections.

We completed the acquisition of Ecolab’s Vehicle Care division (“EVC”), effective December 1, 2012 (“Closing Date”), for $116.8 million in cash. The combination of EVC, our existing North American Sales and Service vehicle wash operations and Niagara created a new platform, “Zep Vehicle Care.”

Highlights

•                  Net sales for the first quarter of fiscal 2014 were $164.9 million, an increase of 4.3% compared to the $158.0 million reported in the same period a year ago.  The increase in sales was due to increases in our transportation business, primarily as a result of the inclusion of EVC, which added $16.1 million to net sales in the first quarter of fiscal 2014.

•                  Gross profit for the first quarter of fiscal 2014 was $79.3 million, an increase of 5.7% compared to $75.0 million that we reported in the same period a year ago. Gross profit margin for the first quarter of fiscal 2014 was also favorably impacted by the inclusion of EVC, increasing from 47.4% to 48.1%.

•                  We reported net income of $3.1 million for the first quarter of fiscal 2014, which is down from $3.5 million for the first quarter of fiscal year 2013, due in part to higher Selling, distribution and administrative costs.  Included in net income for the first quarter of fiscal 2014 and 2013 is $0.6 million and $1.2 million of acquisition and integration costs, respectively. The first quarter of fiscal 2014 also included $0.8 million of legal fees associated with the California Sales Representative Litigation.

Strategy and Outlook

Our goal is to be a leading provider of maintenance and cleaning products and services to customers engaged in Transportation, Industrial/MRO and Jan/San and Institutional markets.  We have made great progress with transforming our business over the past five years by developing a multi-channel and multi-brand approach designed to serve customers the way they want to be served.  For example, our primary retail brand, Zep Commercial, is now available at almost 11,000 retail locations throughout North America—a greater than 75% increase compared with the number of stores at which customers could purchase Zep Commercial at the beginning of fiscal year 2011. Furthermore, since 2009 we doubled the percentage of our total sales generated from the distribution and retail channels.  Execution of our strategy has increased the global reach of Zep’s brand.  We recently established a presence in the United Kingdom, and recently began establishing a network of distributors in China.  Since improving our overhead structure through cost reduction measures in fiscal year 2009, we have augmented our strategy by completing seven acquisitions. The combination of these actions has driven broader access to markets and an expanded product portfolio, but also increased the complexity that comes with managing distinct information systems, inventories, go-to-market strategies, and related processes.

In the near-term, we intend to focus on business simplification activities, including facilities consolidation, process simplification, product-line and customer rationalization, and headcount reductions related to such activities.  Pursuant to this initiative, during the fourth quarter of fiscal year 2013, we announced a restructuring plan to reduce the number of non-sales associates by approximately 6% and closed a branch office.  During the first quarter of fiscal year 2014, we closed another branch office.  During fiscal 2014, we intend to continue to optimize our supply chain with the goal of reducing expenses while improving service to our customers through enhanced product availability.  In that regard, we will review our branch network design, explore shipping logistics alternatives and seek efficiencies in sourcing. In addition to strengthening our balance sheet, we intend for these restructuring actions, which could span up to two years, to deliver improved gross margins as well as a reduction in fixed costs.  We will continue to rationalize our product line and customer base while at the same time investing in product innovation and market expansion as a means to achieve organic revenue growth.

Results of Operations

First Quarter of Fiscal Year 2014 Compared with First Quarter of Fiscal Year 2013

The following table sets forth information comparing significant components of net income for the first quarter of fiscal 2014  with the first quarter of 2013.  Both dollar and percentage changes included within the tables below were calculated from our Condensed Consolidated Statements of Income.

	Three Months Ended November 30,
(dollars in millions)	2013	% of net sales	2012	% of net sales	Percent Change
Net sales	$164.9		$158.0		4.3%
Gross profit	79.3	48.1%	75.0	47.4%	5.7
Selling, distribution and administrative expenses	71.4	43.3%	66.8	42.3%	6.9
Acquisition and integration costs	0.6	0.3%	1.2	0.8%	(50.7)
Operating profit	7.3	4.4%	6.9	4.4%	4.8
Other expense (income)
Interest expense, net	2.3		1.2		85.6
Other expense, net	0.1		0.1		(28.2)
Income before income taxes	4.8	2.9%	5.5	3.5%	(12.5)
Income tax provision	1.7		2.0		(14.9)
Net Income	3.1	1.9%	3.5	2.2%	(11.0)

Net sales totaled $164.9 million in the first quarter of fiscal 2014 compared with $158.0 million in the first quarter of fiscal year 2013, an increase of $6.9 million, or 4.3%.  The increase in revenue was due to increases in our transportation business, primarily as a result of the inclusion of EVC, which added $16.1 million to Net sales.  Organic volume declines of $10.5 million were partially offset by $1.3 million realized from higher selling prices. Fluctuations in certain foreign currency markets had a negligible impact on Net Sales.

Gross profit increased $4.3 million, or 5.7%, to $79.3 million in the first quarter of fiscal year 2014 compared with $75.0 million in the first quarter of fiscal year 2013. Gross profit as a percentage of net sales increased to 48.1% in the first quarter of fiscal year 2014 as gross margin also benefitted from the inclusion of EVC.

Selling, distribution and administrative expenses increased $4.6 million, or 6.9%, due to the inclusion of EVC and higher legal expenses associated with the California Sales Representative Litigation.  Selling, distribution and administrative expenses also increased as a percentage of net sales due to increases in depreciation and long-term incentive compensation expenses, partially offset by the continued focus on cost containment in areas including salary expense and insurance expense.  We implemented a new enterprise resource planning (“ERP”) system effective December 1, 2012, and, therefore, began depreciating previously capitalized costs associated with this endeavor during the second quarter of our fiscal year 2013.  Depreciation expense related to the ERP system for the first quarter of fiscal 2014 included within selling, distribution and administrative expenses was $0.5 million as compared to zero in the first quarter of fiscal 2013.

We incurred $0.8 million of costs associated with legal defense fees during the first quarter of fiscal 2014 associated with the California Sales Representative Litigation (see Note 6 — Commitments and Contingencies).  We anticipate that we will incur legal defense fees of approximately $1.2 million to $1.5 million related to these matters during fiscal year 2014.  We recognize all legal costs in Selling, distribution, and administrative expenses within our condensed consolidated statement of operations.

Operating Profit increased $0.3 million in the first quarter of fiscal year 2014 to a profit of $7.3 million compared with $6.9 million in the first quarter of fiscal year 2013. Operating profit in the first quarter of fiscal 2014 was impacted by the inclusion of $0.6 million of Acquisition and integration costs associated with the acquisition of EVC as well as the continued integration of operations in the United Kingdom that were acquired during fiscal year 2012. Operating profit for the first quarter of fiscal 2012 was similarly impacted by the inclusion of $1.2 million of Acquisition and integration costs associated with the acquisition of EVC as well as the continued integration of operations in the United Kingdom.

Interest expense, net increased from $1.2 million for the first quarter of fiscal year 2013 to $2.3 million in the first quarter of fiscal 2014 due to increased borrowings under our 2010 Credit Facility that were used to fund the acquisition of EVC.  While interest associated with our debt is variable in nature, we expect net interest expense to range between $8.0 million and $9.0 million in our fiscal year 2014.  Interest expense, net includes $0.2 million of interest income attributable to the loan made to our innovation partner, Adco (see Note 10 — Loan to Innovation Partner).

The effective tax rate for the first quarter of fiscal year 2014 was 36.0%, compared with 37.0% in the first quarter of fiscal year 2013. We anticipate that our effective tax rate will range between 35.5% and 36.5% for fiscal year 2014.

Diluted earnings per share generated in the first quarter of fiscal year 2014 totaled $0.14, compared to $0.16 in the first quarter of fiscal year 2013.

Liquidity and Capital Resources

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our five-year senior, secured credit facility, as amended (the “2010 Credit Facility”), which provides for a maximum borrowing capacity of $291 million. As of November 30, 2013, we had $59.2 million available under the 2010 Credit Facility. In addition, at November 30, 2013, we had $7.2 million of industrial revenue bonds outstanding that are due in 2018. Our industrial revenue bonds were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of our facility in DeSoto, Texas. We have outstanding letters of credit totaling $10.0 million for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs and securing certain environmental obligations. These letters of credit were issued under the 2010 Credit Facility as of November 30, 2013, thereby reducing the total availability under the facility by such amount.

As of November 30, 2013, we had $4.8 million in cash and cash equivalents, of which $2.8 million was held by our foreign subsidiaries. Cash and cash equivalents held by our foreign subsidiaries averaged $10.9 million during the first quarter of fiscal 2014.  If in the future it becomes necessary to use all or a portion of the accumulated earnings generated by our foreign subsidiaries for our U.S. operations, we would be required to accrue and pay U.S. taxes on the funds repatriated for use within our U.S. operations.  Our plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. Rather, our intent is to reinvest earnings generated by our foreign subsidiaries indefinitely outside of the U.S. for purposes including but not limited to growing our international operations through acquisitions.

The increase in operating working capital (calculated by adding accounts receivable and inventories, and subtracting accounts payable), total debt and capital lease obligations, and total debt-to-total capitalization over the past three years reflects the effect of our acquisition activity.  We remained in compliance with our debt covenants as of November 30, 2013, and we believe that, during the next twelve months, our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements, excluding acquisitions that we may choose to execute. We do not expect the sources of or intended uses for our cash to change significantly in the foreseeable future, excluding acquisitions.   In addition, we have an effective shelf registration statement that registers up to an aggregate of $300 million of equity, debt, and certain other types of securities that we may issue and sell through one or more future offerings. The net proceeds from the sale of any securities pursuant to the shelf registration statement may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, financing working capital or other purposes. Our obligations under the 2010 Credit Facility will become current during fiscal year 2014, and as such, we will be reviewing refinancing alternatives which could affect our interest expense during fiscal year 2014.

Net debt, which is defined as Current maturities of long-term debt plus Long-term debt, less current maturities minus Cash and cash equivalents, as of November 30, 2013 was $204.7 million; representing a decrease of $2.8 million compared with August 31, 2013. The decrease in net debt primarily reflects our cash flows provided by operating activities of $7.0 million that were partially offset by our capital expenditures of $2.5 million and dividend payments of $1.1 million.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Net cash provided by our operating activities totaled $7.0 million during the first three months of fiscal year 2014, compared with net cash provided by operating activities of $8.5 million in the prior year period. Cash provided by operating working capital decreased $2.3 million in the first quarter of fiscal year 2014 compared with the same year ago period driven by increases in inventories due to further integration of EVC and inventory builds for certain promotional activities scheduled for the second fiscal quarter of 2014.

Included in cash flow from operating activities was $3.0 million and $1.5 million of interest payments in the first quarter of fiscal 2014 and 2013, respectively.  Cash flows from operating activities also included $3.9 million and $2.4 million of cash paid for income taxes in the first quarter of fiscal 2014 and 2013, respectively.

Management believes that investing in assets and programs that will increase the return on our invested capital over time is a key factor in creating stockholder value. We invested $2.6 million and $3.8 million in the first quarter of fiscal year 2014 and 2013, respectively. We expect to make capital expenditures of approximately $12.0 million to $14.0 million in fiscal year 2014.

Cash flow used for financing activities was $2.1 million in the first quarter of fiscal 2014 as compared to cash flow provided by financing activities of $112.5 million in the first quarter of fiscal year 2013.  The first quarter of fiscal 2013 includes borrowings under the 2010 Credit Facility to fund our acquisition of EVC on December 1, 2012.  In October 2013, the Board of Directors approved an increase in the quarterly dividends per share from 4 cents to 5 cents, resulting in a $0.2 million increase in dividend payments in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, operating leases, securitized borrowings, purchase obligations and uncertain tax positions.  See Note 5 — Debt Obligations to our accompanying condensed consolidated financial statements for more details.

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended August 31, 2013 during the first quarter of fiscal 2014.

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

•                  statements regarding our performance in the remainder of fiscal year 2014;

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

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results, expectations, or outcomes to differ materially from our historical experience as well as management’s present expectations or projections. These risks and uncertainties include, but are not limited to:

•                  economic conditions in general;

•                  the cost or availability of raw materials;

•                  competition;

•                  our ability to realize anticipated benefits from strategic planning and restructuring initiatives and the timing of benefits;

•                  our ability to maintain our customer relationships;

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

You are cautioned not to place undue reliance on any of our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to publically update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3.                                     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks as part of our ongoing business due primarily to fluctuation in both interest rates and foreign exchange rates that could impact our results from operations and financial condition. There have been no material changes to our exposure from market risks from those disclosed in Part II, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” within the Form 10-K.

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

As required by the rules of the Securities and Exchange Commission, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of November 30, 2013. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Except as set forth below, during the three months ended November 30, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

On December 1, 2012, a portion of our business activated a new enterprise resource planning (ERP) system. We continue to integrate policies, processes, people, and operations in connection with the implementation of this system.

On December 1, 2012, we completed our acquisition of the vehicle division of Ecolab Inc. (EVC) We are currently integrating policies, processes, people, technology and operations for the combined company, with the conversion of EVC onto our systems effective December 1, 2013. Management will continue to evaluate our internal control over financial reporting as we execute integration activities related to this acquisition.

PART II. OTHER INFORMATION

Item 1.                                   Legal Proceedings

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based upon information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on our results of operations, financial position, or cash flows in future periods. We establish accruals for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for such claims. However, we cannot make a meaningful estimate of actual costs or a range of reasonably possible losses that could be higher or lower than the amounts accrued. The information in Note 6 — Commitment and Contingencies under the caption “California Sales Representative Litigation” is incorporated by reference in this Item 1.

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

REGISTRANT Zep Inc.

Date: January 6, 2014	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date: January 6, 2014	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

EXHIBIT 3	(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 26, 2007, which is incorporated herein by reference.

	(b)	Amended and Restated By-Laws of Zep Inc. (effective July 7, 2011)	Reference is made to Exhibit 3(b) of registrant’s Form 10-Q as filed with the Securities and Exchange Commission on July 7, 2011, which is incorporated herein by reference.

EXHIBT 10.1		Form of Restricted Stock Award Agreement	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 7, 2013, which incorporated herein by reference.

EXHIBI 10.2		Form of Performance Stock Unit Award Agreement	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 7, 2013, which incorporated herein by reference.

EXHIBIT 31	(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

	(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

EXHIBIT 32	(a)	Section 1350 Certification, signed by John K. Morgan	Furnished with the Securities and Exchange Commission as part of this Form 10-Q.

	(b)	Section 1350 Certification, signed by Mark R. Bachmann	Furnished with the Securities and Exchange Commission as part of this Form 10-Q.

EXHIBIT 101.INS XBRL	Instance Document *

EXHIBIT 101.SCH XBRL	Taxonomy Extension Schema Document*

EXHIBIT 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*

EXHIBIT 101.DEF XBRL	Taxonomy Extension Definition Linkbase Document*

EXHIBIT 101.LAB XBRL	Taxonomy Extension Label Linkbase Document*

EXHIBIT 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

*              Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets — November 30, 2013 (Unaudited), and August 31, 2013; (ii) Consolidated Statements of Income (Unaudited) — Three Months Ended November 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Unaudited) — Three Months Ended November 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended November 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements (Unaudited). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.