Form 10-Q
period 2014-02-28
Zep Inc.
filed 2014-04-07
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 01-33633

Zep Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0783366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1310 Seaboard Industrial Boulevard, N.W. Atlanta, Georgia	30318-2825
(Address of principal executive offices)	(Zip Code)

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

Common Stock — $0.01 Par Value — 22,988,926 shares as of April 2, 2014.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements (unaudited)

Zep Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per-share data)

	February 28, 2014	August 31, 2013
ASSETS
Cash and cash equivalents	$2,528	$2,402
Accounts receivable, less reserve for doubtful accounts of $4,329 at February 28, 2014 and $3,941 at August 31, 2013	96,646	104,476
Inventories, net	79,122	68,633
Prepayments and other current assets	12,580	13,051
Deferred income taxes	8,911	8,002
Total Current assets	199,787	196,564
Property, plant and equipment, net of accumulated depreciation of $112,374 at February 28, 2014 and $108,032 at August 31, 2013	80,994	82,328
Goodwill	121,082	121,102
Identifiable intangible assets, net	125,828	129,929
Other long-term assets	17,406	17,835
Total Assets	$545,097	$547,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$25,000	$25,000
Accounts payable	62,089	56,366
Accrued compensation	17,736	25,226
Other accrued liabilities	28,379	41,167
Total Current liabilities	133,204	147,759
Long-term debt, less current maturities	190,919	184,908
Deferred income taxes	14,655	12,782
Other long-term liabilities	18,451	18,340
Total Liabilities	357,229	363,789

Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 22,361,565 issued and outstanding at February 28, 2014, and 22,065,059 issued and outstanding at August 31, 2013	224	221
Paid-in capital	106,491	102,573
Retained earnings	69,176	69,023
Accumulated other comprehensive income	11,977	12,152
Total Stockholders’ equity	187,868	183,969
Total Liabilities and Stockholders’ equity	$545,097	$547,758

See accompanying notes to the condensed consolidated financial statements.

Zep Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013

Net sales	$157,752	$163,386	$322,644	$321,412
Cost of products sold	83,709	85,946	169,340	169,010
Gross profit	74,043	77,440	153,304	152,402
Selling, distribution, and administrative expenses	70,889	69,162	142,276	135,953
Acquisition and integration costs	417	1,633	1,031	2,878
Operating profit	2,737	6,645	9,997	13,571

Other expense (income):
Interest expense, net	3,441	2,275	5,752	3,520
Loss on foreign currency transactions	120	63	170	81
Miscellaneous expense, net	125	191	187	329
Total other expense	3,686	2,529	6,109	3,930
Income (loss) before income taxes	(949)	4,116	3,888	9,641
Income tax provision (benefit)	(267)	1,325	1,473	3,369
Net income (loss)	$(682)	$2,791	$2,415	$6,272

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.03)	$0.13	$0.11	$0.29
Diluted earnings (loss) per share	$(0.03)	$0.12	$0.11	$0.28

Shares used for computation:
Basic	22,320	21,941	22,242	21,907
Diluted	22,320	22,351	22,871	22,327

Dividends Declared per Share	$0.05	$0.04	$0.10	$0.08

See accompanying notes to the condensed consolidated financial statements.

Zep Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(In thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013

Net income (loss)	$(682)	$2,791	$2,415	$6,272
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,118)	(1,447)	(176)	(622)
Other comprehensive income (loss)	(1,118)	(1,447)	(176)	(622)
Comprehensive income (loss)	$(1,800)	$1,344	$2,239	$5,650

See accompanying notes to the condensed consolidated financial statements.

Zep Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended February 28,
	2014	2013

Operating Activities
Net income	$2,415	$6,272
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,042	9,067
Gain on disposal of fixed assets	(68)	(15)
Excess tax benefits from share-based payments	(201)	22
Other non-cash charges	1,735	1,450
Deferred income taxes	843	3,233
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	8,263	2,397
Inventories	(10,286)	(8,889)
Prepayments and other current assets	617	(4,895)
Accounts payable	5,593	(1,205)
Accrued compensation and other current liabilities	(18,954)	(5,745)
Self insurance and other long-term liabilities	111	(1,965)
Other assets	(555)	(135)
Net cash provided by (used in) operating activities	555	(408)

Investing Activities
Purchases of property, plant, and equipment	(5,269)	(6,356)
Acquisitions, net of cash acquired	—	(116,827)
Principal payment from innovation partner	300	—
Proceeds from sale of property, plant, and equipment	67	15
Net cash used in investing activities	(4,902)	(123,168)

Financing Activities
Proceeds from credit facility borrowings	176,900	274,308
Repayments of borrowings from credit facility	(171,025)	(151,825)
Securitized borrowings	(1,342)	—
Employee stock issuances	1,981	733
Excess tax benefits from share-based payments	201	(22)
Dividend payments	(2,262)	(1,770)
Net cash provided by financing activities	4,453	121,424
Effect of exchange rate changes on cash	20	67
Net change in Cash and cash equivalents	126	(2,085)
Cash and cash equivalents — beginning of period	2,402	3,513
Cash and cash equivalents — end of period	$2,528	$1,428

See accompanying notes to the condensed consolidated financial statements.

Zep Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Zep Inc. (“Zep” or “we” or “our” or “us” or the “Company”) is a leading consumable chemical packaged goods company, providing a wide variety of high performance chemicals and related products and services that help professionals maintain, clean and protect their assets. We market our products and services under well recognized brand names, including Zep®, Zep Professional®, Zep Commercial®, Zep Automotive® and other Zep Inc. brands. Our common stock is listed on the New York Stock Exchange under the ticker symbol “ZEP.”

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

The results of operations for the three and six months ended February 28, 2014 are not necessarily indicative of the results we expect for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year. More specifically, due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarters of our fiscal year have historically exceeded those generated in the first half of the fiscal year.  Certain reclassifications of prior period amounts and the presentation of such amounts have been made to conform to the current year presentation.

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

2. ACQUISITIONS

Vehicle Care division of Ecolab Inc.

We completed the acquisition of Ecolab’s Vehicle Care division (“EVC”), effective December 1, 2012 (“Closing Date”), for $116.8 million in cash.  The combination of EVC, our existing North American Sales and Service vehicle wash operations, and our Niagara division created a new platform that we refer to as “Zep Vehicle Care.”  Zep Vehicle Care, which is based in Minnesota, is a leading provider of vehicle care products, including soaps, polishes, sealants, wheel and tire treatments and air fresheners to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers.  Zep Vehicle Care provides car, truck and fleet wash operators with high efficacy products for their wash tunnels and facilities. We financed the acquisition using existing debt capacity under the 2010 Credit Facility, as amended (see Note 5 — Debt Obligations). We incurred acquisition and integration-related costs associated with advisory, legal and other services during the three and six months ended February 28, 2013, of $1.6 million and $2.9 million, respectively. In addition, we entered into a transition services agreement under which Ecolab continued to provide certain services to us until December 1, 2013.  During the three and six months ended February 28, 2014, we incurred $0.4 million and $1.0 million in acquisition and integration costs associated with EVC and our previous acquisitions.

The operating results of EVC were included in our consolidated financial statements as of the Closing Date. Under the acquisition method of accounting, we made an allocation of the acquisition price to EVC’s net tangible and intangible assets based on their estimated fair values as of the Closing Date.  The excess of the acquisition price over the net tangible and identifiable intangible assets was recorded as Goodwill within the condensed consolidated balance sheets. This goodwill is not deductible for income tax purposes.  A summary of the purchase price allocation is as follows:

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

The following unaudited pro forma combined results of operations give effect to the acquisition of EVC as if it had occurred at the beginning of the period presented. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent our actual consolidated results of operations had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of our future consolidated results of operations. We expect to incur costs and realize benefits associated with integrating our operations and EVC. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities, nonrecurring charges directly attributable to purchase accounting, or any benefits that may result from operating efficiencies or revenue synergies.  Therefore, the unaudited pro forma results do not include the EVC-related acquisition and integration costs reflected in the condensed consolidated statements of operations for the six months ended February 28, 2013.

	Six Months Ended February 28,
	2014	2013
Net sales	$322,644	$337,829
Net income	$2,415	$7,934
Basic earnings per share	$0.11	$0.36
Diluted earnings per share	$0.11	$0.36

3. RESTRUCTURING CHARGES

In fiscal year 2013, we began executing a variety of complexity-reduction activities, including facilities consolidation, process simplification, product-line and customer rationalization, and headcount reductions related to such activities.  During the fourth quarter of fiscal year 2013, we recorded a $5.2 million restructuring charge in connection with these efforts.  As of February 28, 2014, the restructuring reserve was classified as short-term and included in Accrued compensation and Other accrued liabilities on the accompanying condensed consolidated balance sheet:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2013	$4,304	$436
Cash payments	(2,189)	(176)
Balance as of February 28, 2014	$2,115	$260

4. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead and are stated at the lower of cost (approximate costs determined on a first-in, first-out or average cost basis) or market, and consisted of the following:

	February 28, 2014	August 31, 2013
Raw materials and supplies	$18,994	$17,963
Work in process	1,583	1,711
Finished goods	60,416	50,755
	80,993	70,429
Less: Reserves	(1,871)	(1,796)
Inventories, net	$79,122	$68,633

5. DEBT OBLIGATIONS

Our indebtedness and credit arrangements consisted of the following:

	February 28, 2014	August 31, 2013
Revolving credit facility	$165,644	$154,008
Term loan	43,125	48,750
Industrial revenue bonds	7,150	7,150
	215,919	209,908
Less: Current maturities of long-term debt	(25,000)	(25,000)
Long term debt, less current maturities	$190,919	$184,908

On July 15, 2010, the Company entered into a $320 million five-year senior, secured credit facility, as amended (the “2010 Credit Facility”). As of February 28, 2014, $183.8 million of the total $208.8 million in borrowings outstanding under the 2010 Credit Facility were reflected within Long-term debt, less current maturities on the condensed consolidated balance sheets given our current intent and ability to settle $183.8 million of those borrowings in periods subsequent to February 28, 2015. The short- and long-term classification of debt on the condensed consolidated balance sheets may fluctuate not only in response to repayment of amounts borrowed under the 2010 Credit Facility, but also concurrent with changes in our projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the 2010 Credit Facility approximated 0.2% for both the three and six months ended February 28, 2014. In addition to this base interest rate, our effective interest rate includes an applicable margin that adjusts in accordance with our leverage ratio. During the three and six months ended February 28, 2014, this applicable margin averaged 3.50%.

As of February 28, 2014, our credit availability under the 2010 Credit Facility totaled $24.3 million. We remained in compliance with our debt covenants as of February 28, 2014 and we believe that, during the next twelve months, our liquidity and capital resources will be sufficient to meet our working capital, capital expenditure and other anticipated cash requirements, excluding acquisitions that we may choose to execute in pursuit of our strategic initiatives. Given current utilization of the existing 2010 Credit Facility, we will evaluate alternative sources of capital we deem appropriate to support our long-term strategy. Our obligations under the 2010 Credit Facility, as amended, will become current during fiscal year 2014, and as such, we will be reviewing refinancing alternatives which could affect our interest expense during future fiscal quarters.

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

California Sales Representative Litigation

In December 2010, two of our California-based sales representatives filed suit against us on behalf of themselves and on behalf of all other sales representatives who were employed by Acuity Specialty Products, Inc. in the State of California and similarly situated. Approximately 171 persons were members of the putative class proposed by the plaintiffs.  Plaintiffs asserted two primary causes of action against us for (i) failure to reimburse work-related expenses (the “Expense Reimbursement Claim”) and (ii) failure to pay wages by reason of unlawful deductions from wages (the “Wage Deduction Claim”), as well as derivative claims under the California Labor Code Private Attorney General Act of 2004 (“PAGA”) for civil penalties and under the California Business and Professions Code for unfair business practices. The court denied the plaintiff’s motion for class certification.  In fiscal 2013, we settled the original two plaintiffs’ claims for $48,000 plus interest.  In addition, the Company paid State of California PAGA fees of approximately $275,000.  The Court awarded the plaintiffs’ lawyers legal fees in the amount of $1,162,000 with respect to the lawsuit filed by the two California sales representatives.  The Company believes that the award is excessive and intends to appeal.

In December 2012, 55 of the current and former sales representatives who were members of the putative class alleged in the first lawsuit filed a lawsuit against the Company in which they asserted the Expense Reimbursement Claim, the Wage Deduction Claim and an additional claim for improper wage statements on behalf of themselves individually. Between the date this suit was filed and January 23, 2014, we settled the claims of 19 of the plaintiffs and arbitrated the claims of another five.  On January 23, 2014 we settled the claims against the Company of all but six of the remaining plaintiffs.  Pursuant to the terms of the January 23, 2014 settlement agreement, we paid $1.7 million in cash, plus pre-judgment interest of approximately $826,000 to settle the claims.  The January 23, 2014 settlement does not resolve the issue of the amount of fees to which the plaintiffs’ lawyers are entitled. That matter will be resolved by the court.  The schedule for resolving the matter is not yet established. There are six remaining plaintiffs who were not covered by the January 23, 2014 settlement.  The Company believes it will be able to resolve those cases for an amount that will not be material to the Company’s results of operations.

The ultimate resolution of the plaintiffs’ attorney fees associated with the California Sales Representative Litigation is uncertain.  When the amount is determined, it may be material to the Company’s results of operations.  The Company has reserved for this liability at the low end of the range.

During the second quarter of our fiscal 2014, we recorded a charge of $3.8 million against earnings associated with legal defense and settlement costs.  Of the $3.8 million, $1.0 million is classified as interest expense, net and $2.8 million is classified as selling, distribution and administrative expenses on the condensed consolidated statement of operations. Since the inception of this case in fiscal 2011, the Company has incurred total costs associated with the California Sales Representative Litigation of approximately $10 million. Except for the issue associated with plaintiffs’ attorney fees which will be resolved by the courts, all significant matters have been resolved and we do not anticipate material expense in future periods.

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

One of our subsidiaries has been named as a responsible party with respect to its primary manufacturing location in Marietta, Georgia. With regard to this location, our subsidiary is responsible for the expected costs of implementing an Amended Corrective Action Plan that was conditionally approved by the EPD in June 2012 under the Georgia Hazardous Response Act.  The State of Georgia has introduced a Voluntary Remediation Program (‘‘VRP’’) that provides for a risk-based approach toward environmental remediation. We believe the provisions of the VRP are applicable to the Marietta site.  As of February 28, 2014, liabilities related to the remediation of the Marietta site presented within the condensed consolidated balance sheets reflect an undiscounted, pre-tax liability of $6.6 million, which represents our best estimate of remaining remediation costs for this site.  We arrived at the current estimates based on studies prepared by independent third party environmental consulting firms.  In the future, we plan to submit an application to enter the Marietta, Georgia site into the VRP.

Additionally, one of our subsidiaries previously conducted manufacturing operations at a facility in Cartersville, Georgia that has since been sold and where sub-surface contamination exists. Pursuant to the terms of the sale, the subsidiary retained environmental exposure that might arise from its previous use of this property.  Management is preparing a plan to address sub-surface contamination at this location.  Based on recent data, the contamination has migrated off site and is present at a greater depth than originally anticipated.  In the future, we will submit an application to enter the Cartersville, Georgia site into the VRP.  As of February 28, 2014, liabilities related to the remediation of the Cartersville site presented within the condensed consolidated balance sheets reflect an undiscounted, pre-tax liability of $0.4 million, which represents our best estimate of remaining remediation costs for this site. We arrived at the current estimates based on studies prepared by independent third party environmental consulting firms.

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

7. EARNINGS (LOSS) PER SHARE

On September 1, 2009, we retrospectively adopted an accounting pronouncement that provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share. This guidance is applicable to us due to a dividend protection feature inherent within certain of our historical equity awards. Awards issued under the fiscal years 2011, 2012 and 2013 annual grants did not include a dividend protection feature, and we do not currently intend to reinstate this provision. Therefore, we expect the impact of this guidance on our earnings per share calculations to diminish over time.  In fact, earnings per share calculated using the two-class method did not differ from that calculated under the treasury method for the three- and six-month periods ended February 28, 2013 or February 28, 2014.

Basic earnings (loss) per share is computed by dividing net income adjusted for presumed dividend payments on unvested shares by the weighted average number of common shares outstanding during the period. We exclude unvested shares of restricted stock from basic shares outstanding. Diluted earnings (loss) per share is computed similarly, but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested.

The following table shows the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
Basic earnings (loss) per share:
Net (loss) income	$(682)	$2,791	$2,415	$6,272
Less: Allocation of earnings and dividends to participating securities	—	(4)	—	(10)
Net income (loss) available to common shareholders—basic	$(682)	$2,787	$2,415	$6,262
Basic weighted average shares outstanding	22,320	21,941	22,242	21,907
Basic earnings (loss) per share	$(0.03)	$0.13	$0.11	$0.29
Diluted earnings (loss) per share:
Net income (loss) available to common shareholders—basic	$(682)	$2,787	$2,415	$6,262
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Net income (loss) available to common shareholders—diluted	$(682)	$2,787	$2,415	$6,262
Basic weighted average shares outstanding	22,320	21,941	22,242	21,907
Common stock equivalents (stock options and restricted stock)	—	410	629	420
Diluted weighted average shares outstanding	22,320	22,351	22,871	22,327
Diluted earnings (loss) per share	$(0.03)	$0.12	$0.11	$0.28

For the three month period ended February 28, 2013, we excluded 0.9 million common stock equivalents from our earnings per share calculation because of their anti-dilutive effect on this calculation. For the six month periods ended February 28, 2014 and February 28, 2013, we excluded from our earnings per share calculation 0.3 million and 0.7 million common stock equivalents, respectively, because of their anti-dilutive effect on this calculation.

8. SECURITIZATION OF CERTAIN ACCOUNTS RECEIVABLE

On May 31, 2013, we entered into a Master Receivables Purchase Agreement with Bank of America N.A. (“BAML”), whereby BAML may periodically purchase certain accounts receivables from us. Proceeds received from these transfers will be discounted at a rate of LIBOR plus 225 basis points, which is currently less than our cost of borrowing. We receive the majority of those proceeds immediately upon our transfer of qualifying receivable balances to BAML, whereas the billing terms associated with accounts receivable that we may subject to this program can range up to one year.  We believe these transfers represent an economical means to manage operating working capital.  We will continue to administer the collection of the accounts receivable that are securitized under this agreement.  Therefore, we account for the transfer of these receivables as securitized borrowing transactions rather than a true sale of accounts receivable.  Accounts receivable subject to this agreement remain classified as Accounts Receivable, less reserve for doubtful accounts on the condensed consolidated balance sheets.  As of February 28, 2014, the amount of securitized borrowings reflected within Other accrued liabilities in the condensed consolidated balance sheets totaled $8.0 million. The expense that we recorded in connection with the discount incurred on the transfer of these receivables totaled less than $0.1 million, which is reflected within interest expense, net on the condensed consolidated statements of operations.  The proceeds received from these transfers are reflected as Securitized borrowings on our condensed consolidated statements of cash flows.

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

Year-to-Date Highlights

•                  Net sales for the first half of fiscal 2014 were $322.6 million, an increase of $1.2 million or 0.4% as compared to $321.4 million reported for the same period a year ago.  We realized sales growth from our focus on strategic end markets, such as automotive and home improvement retailers, car wash, oil & gas and our European business. This was partially offset by declines resulting from our complexity reduction initiative, unfavorable foreign exchange rates and the severe weather during the December-February time frame that impacted both our operations as well as demand from our customers.

•                  Gross profit for the first half of fiscal 2014 was $153.3 million, an increase of 0.6% compared to $152.4 million reported for the same period a year ago.  Gross profit margin of 47.5% for the first half of fiscal 2014 improved slightly as compared to the prior year as higher raw material costs were offset by favorable channel mix.

•                  Results for the first half of fiscal 2014 were significantly impacted by two items: the resolution of the California Sales Representative Litigation which began in 2010 and continued acquisition and integration costs. We incurred $4.6 million of costs associated with legal fees and settlement costs during the first half of fiscal 2014 associated with the California Sales Representative Litigation.  We incurred $1.0 million of acquisition and integration costs associated with the acquisition of EVC, integration of operations in the United Kingdom and the write down of a building that was sold in March 2014.

•                  We reported net income of $2.4 million for the first half of fiscal 2014, which is down from $6.3 million for the first half of fiscal year 2013, primarily due to the costs associated with the California Sales Representative Litigation.

Strategy and Outlook

Our goal is to be a leading provider of maintenance and cleaning products and services to customers in the Transportation, Industrial/MRO and Jan/San and Institutional markets. We have made great progress with transforming our business over the past five years by developing a multi-channel and multi-brand approach designed to serve customers the way they want to be served.  For example, our primary retail brand, Zep Commercial, is now available at almost 11,000 retail locations throughout North America—a greater than 75% increase compared with the number of stores at which customers could purchase Zep Commercial at the beginning of fiscal year 2011. Furthermore, since 2009 we doubled the percentage of total sales generated from the distribution and retail channels. Execution of our strategy has increased the global reach of Zep’s brand. We recently established a presence in the United Kingdom, and recently began establishing a network of distributors in China. Since improving our overhead structure through cost reduction measures in fiscal year 2009, we have augmented our strategy by completing seven acquisitions. The combination of these actions has driven broader access to markets and an expanded product portfolio, but also increased the complexity that comes with managing distinct information systems, inventories, go-to-market strategies, and related processes.

In the near-term, we intend to focus on business simplification activities, including facilities consolidation, process simplification, product-line and customer rationalization, and headcount reductions related to such activities.  Pursuant to this initiative, during the fourth quarter of fiscal year 2013, we announced a restructuring plan to reduce the number of non-sales associates by approximately 6%.  Since the initiation of the restructuring plan, we have consolidated four branch locations and intend to continue to optimize our supply chain with the goal of reducing expenses while improving service to our customers through enhanced product availability.  In that regard, we will continue to review our branch network design, explore shipping logistics alternatives and seek efficiencies in sourcing. In addition to strengthening our balance sheet, we intend for these restructuring actions, which could span up to two years, to deliver improved gross margins as well as a reduction in fixed costs.  We will continue to rationalize our product line and customer base while at the same time investing in product innovation and market expansion as a means to achieve organic revenue growth.

Results of Operations

Second Quarter of Fiscal Year 2014 Compared with Second Quarter of Fiscal Year 2013

The following table sets forth information comparing significant components of net income (loss) for the second quarter of fiscal 2014 with the second quarter of 2013.  Both dollar and percentage changes included within the table below were calculated from our condensed consolidated statements of operations.

	Three Months Ended February 28,
(dollars in millions)	2014	% of net sales	2013	% of net sales	Percent Change
Net sales	$157.8		$163.4		(3.4)
Gross profit	74.0	46.9	77.4	47.4	(4.4)
Selling, distribution and administrative expenses	70.9	44.9	69.2	42.3	2.5
Acquisition and integration costs	0.4	0.3	1.6	1.0	(74.5)
Operating profit	2.7	1.7	6.6	4.1	(58.8)
Other expense (income)
Interest expense, net	3.4	2.2	2.3	1.4	51.3
Other expense, net	0.2		0.3		(3.6)
Income (loss) before income taxes	(0.9)	(0.6)	4.1	2.5	(123.1)
Income tax provision	(0.3)		1.3		(120.1)
Net income (loss)	(0.7)	(0.4)	2.8	1.7	(124.4)

Net sales totaled $157.8 million in the second quarter of fiscal 2014 compared with $163.4 million in the second quarter of fiscal year 2013, a decrease of $5.6 million, or 3.4%, primarily due to lower sales volume. Sales in the second quarter of fiscal 2014 grew in targeted strategic end markets such as automotive and home improvement retailers, car wash, oil & gas and our European business.  This growth was more than offset by the impact of our complexity reduction initiative and declines in certain jan/san end markets.  Further, sales were impacted by severe weather in many parts of the U.S during the second quarter of fiscal 2014. Foreign currency translation had a negative impact of $0.7 million on net sales.

Gross profit decreased $3.4 million, or 4.4%, to $74.0 million in the second quarter of fiscal year 2014 compared with $77.4 million in the second quarter of fiscal year 2013. Gross profit as a percentage of net sales decreased from 47.4% in the second quarter of fiscal 2013 to 46.9% in the second quarter of fiscal year 2014 due to higher raw material costs partially offset by favorable sales channel mix.

Selling, distribution and administrative expenses increased $1.7 million, or 2.5%, due to higher legal expenses associated with the California Sales Representative Litigation. We incurred a total of $3.8 million of costs associated with legal and settlement costs in the second quarter of fiscal 2014 associated with the California Sales Representative Litigation (see Note 6 — Commitments and Contingencies).  Of the $3.8 million, $2.8 million related to legal fees and settlement amounts was included in selling, distribution and administrative expenses while $1.0 million was included in interest expense, net, on the condensed consolidated statement of operations.

The 2013 comparative period included a $1.3 million favorable adjustment to the contingent consideration liability associated with a 2011 acquisition. Excluding the impact of the higher legal expense and the contingent consideration adjustment, selling, distribution and administrative expenses were $2.1 million lower for the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013, which reflects the benefits of the restructuring actions initiated in the fourth quarter of fiscal 2013.

Operating profit decreased $3.9 million in the second quarter of fiscal year 2014 to a profit of $2.7 million compared with $6.6 million in the second quarter of fiscal year 2013. In addition to the $2.7 million of costs associated with the California Sales

Representative Litigation noted above, Operating profit in the second quarter of fiscal 2014 was also impacted by the inclusion of $0.4 million of acquisition and integration costs associated with the write down of the value of a building that was sold in March 2014.  Operating profit for the second quarter of fiscal 2013 was impacted by the inclusion of $1.6 million of acquisition and integration costs associated with the acquisition of EVC as well as the continued integration of recently acquired operations in the United Kingdom.

Interest expense, net increased from $2.3 million for the second quarter of fiscal year 2013 to $3.4 million in the second quarter of fiscal 2014 due to the inclusion of $1.1 million in interest expense associated with settlements made in the California Sales Representative Litigation.  While interest associated with our debt is variable in nature, we expect net interest expense to range between $8.0 million and $9.0 million in our fiscal year 2014, excluding the interest associated with the legal settlement.  Interest expense, net includes $0.2 million of interest income attributable to the loan made to our innovation partner, Adco (see Note 10 — Loan to Innovation Partner).

The effective tax rate for the second quarter of fiscal year 2014 was 28.1%, compared with 32.2% in the second quarter of fiscal year 2013. We anticipate that our effective tax rate will range between 37.0% and 38.0% for fiscal year 2014.

Diluted earnings (loss) per share in the second quarter of fiscal year 2014 totaled $(0.03), compared to $0.12 in the second quarter of fiscal year 2013.

First Half of Fiscal Year 2014 Compared with First Half of Fiscal Year 2013

The following table sets forth information comparing significant components of net income for the first half of fiscal 2014 with the first half of 2013.  Both dollar and percentage changes included within the table below were calculated from our condensed consolidated statements of operations.

	Six Months Ended February 28,
(dollars in millions)	2014	% of net sales	2013	% of net sales	Percent Change
Net sales	$322.6		$321.4		0.4
Gross profit	153.3	47.5	152.4	47.4	0.6
Selling, distribution and administrative expenses	142.3	44.1	135.9	42.3	4.7
Acquisition and integration costs	1.0	0.3	2.9	0.9	(64.2)
Operating profit	10.0	3.1	13.6	4.2	(26.3)
Other expense (income)
Interest expense, net	5.8	1.8	3.5	1.1	63.4
Other expense, net	0.4		0.4		(12.9)
Income before income taxes	3.9	1.2	9.6	3.0	(59.7)
Income tax provision	1.5		3.4		(56.3)
Net income	2.4	0.7	6.3	2.0	(61.5)

Net sales totaled $322.6 million in the first half of fiscal 2014 compared with $321.4 million in the first half of fiscal 2013, an increase of $1.2 million, or 0.4%, driven by the inclusion of first quarter EVC sales, which added $16.1 million to net sales.  Organic sales volume declines of $14.2 million were partially offset by $1.4 million realized from higher selling prices. Foreign currency translation had a negative impact of $0.6 million on net sales. We realized sales growth in our strategic end markets, such as automotive and home improvement retailers, oil & gas and vehicle care which was more than offset by declines from our complexity reduction initiative, declines in certain jan/san end markets and the impact of severe weather during the December-February time frame that impacted both our operations as well as demand from our customers.

Gross profit increased $0.9 million, or 0.6%, to $153.3 million in the first half of fiscal year 2014 compared with $152.4 million in the first half of fiscal year 2013. Gross profit as a percentage of net sales improved slightly to 47.5% in the first half of fiscal year 2014 as compared to 47.4% in the first half of 2013 due to favorable sales channel mix resulting from the EVC acquisition offset by increased raw material costs.

Selling, distribution and administrative expenses increased $6.3 million, or 4.7%, due to the inclusion of EVC sales and higher legal expenses associated with the California Sales Representative Litigation during the first half of fiscal 2014.  Selling, distribution and administrative expenses also increased as a percentage of net sales due to a $1.7 million increase in depreciation and amortization of intangibles, partially offset by the benefits of the restructuring actions initiated during the fourth quarter of fiscal 2013. We implemented a new enterprise resource planning (“ERP”) system effective December 1, 2012, and, therefore, began depreciating previously capitalized costs associated with this endeavor during the second quarter of our fiscal year 2013.

We incurred $4.6 million of costs associated with legal fees and settlement costs during the first half of fiscal 2014 associated with the California Sales Representative Litigation (see Note 6 — Commitments and Contingencies). Of the $4.6 million,

$3.6 million was included in selling, distribution and administrative expenses while $1.0 million was included in interest expense, net, on the condensed consolidated statement of operations.

The 2013 comparative period included a $1.3 million favorable adjustment to the contingent consideration liability associated with a 2011 acquisition.

Operating profit decreased $3.6 million in the first half of fiscal year 2014 to a profit of $10.0 million compared with
$13.6 million in the first half of fiscal year 2013. Operating profit in the first half of fiscal 2014 was impacted by the inclusion of the legal and settlement costs described above, as well as $1.0 million of acquisition and integration costs associated with the acquisition of EVC, the continued integration of recently acquired operations in the United Kingdom and the write down of the value of a building that was sold in March 2014. Operating profit for the first half of fiscal 2013 was similarly impacted by the inclusion of $2.9 million of acquisition and integration costs.

Interest expense, net increased from $3.5 million for the first half of fiscal year 2013 to $5.8 million for the first half of fiscal 2014 due the inclusion of $1.1 million in interest expense associated with settlements made in the California Sales Representative Litigation as well as increased borrowings under our 2010 Credit Facility that were used to fund the acquisition of EVC.  Interest expense, net includes $0.4 million of interest income attributable to the loan made to our innovation partner, Adco (see Note 10 — Loan to Innovation Partner).

The effective tax rate for the first half of fiscal year 2014 was 37.9%, compared with 34.9% in the first half of fiscal year 2013. We anticipate that our effective tax rate will range between 37.0% and 38.0% for fiscal year 2014.

Diluted earnings per share generated in the first half of fiscal year 2014 totaled $0.11, compared to $0.28 in the first half of fiscal year 2013.

Liquidity and Capital Resources

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our 2010 Credit Facility, which provides for a maximum borrowing capacity of $288 million. As of February 28, 2014, we had $24.3 million available under our 2010 Credit Facility. In addition, at February 28, 2014, we had $7.2 million of industrial revenue bonds outstanding that are due in 2018. Our industrial revenue bonds were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of our facility in DeSoto, Texas. We have outstanding letters of credit totaling $9.9 million for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs and securing certain environmental obligations. These letters of credit were issued under our 2010 Credit Facility as of February 28, 2014, thereby reducing the total availability under the facility by such amount.

As of February 28, 2014, we had $2.5 million in cash and cash equivalents, of which $1.6 million was held by our foreign subsidiaries. Cash and cash equivalents held by our foreign subsidiaries averaged $11.5 million during the first half of fiscal 2014.  If in the future it becomes necessary to use all or a portion of the accumulated earnings generated by our foreign subsidiaries for our U.S. operations, we would be required to accrue and pay U.S. taxes on the funds repatriated for use within our U.S. operations.  Our plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. Rather, our intent is to reinvest earnings generated by our foreign subsidiaries indefinitely outside of the U.S. for purposes including but not limited to growing our international operations through acquisitions.

The increase in operating working capital (calculated by adding accounts receivable and inventories, and subtracting accounts payable), total debt and capital lease obligations, and total debt-to-total capitalization over the past three years results from our acquisition activity.  We remained in compliance with our debt covenants as of February 28, 2014, and we believe that, during the next twelve months, our liquidity and capital resources will be sufficient to meet our working capital, capital expenditure and other anticipated cash requirements, excluding acquisitions that we may choose to execute. We do not expect the sources of or intended uses for our cash to change significantly in the foreseeable future, excluding acquisitions.   In addition, we have an effective shelf registration statement that registers up to an aggregate of $300 million of equity, debt, and certain other types of securities that we may issue and sell through one or more future offerings. The net proceeds from the sale of any securities pursuant to the shelf registration statement may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, financing working capital or other purposes. Our obligations under the 2010 Credit Facility will become current during fiscal year 2014, and as such, we will be reviewing refinancing alternatives which could affect our interest expense in future periods.

Net debt, which is defined as Current maturities of long-term debt plus Long-term debt, less current maturities minus Cash and cash equivalents, as of February 28, 2014 was $213.4 million, representing an increase of $5.9 million compared with August 31, 2013. The increase in net debt primarily reflects net borrowings on our Revolving Credit Facility in the first half of fiscal 2014, which combined with cash provided by operating activities of $0.6 million, were used to fund capital expenditures of $5.3 million and dividend payments of $2.3 million.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Net cash provided by our operating activities totaled $0.6 million during the first half of fiscal year 2014, compared with net cash used by operating activities of $0.4 million in the prior year period. Cash provided by operations increased $1.0 million in the first half of fiscal year 2014 compared with the same year ago period due to improved working capital usage, partially offset by increased management bonus payments and lower non-cash management bonus accruals in the current year, payments made related to our restructuring plans and lower net income.

Included in cash flow from operating activities was $6.7 million and $3.1 million of interest payments in the first half of fiscal 2014 and 2013, respectively.  Cash flows from operating activities also included $6.2 million and $4.6 million of cash paid for income taxes in the first half of fiscal 2014 and 2013, respectively.

Management believes that investing in assets and programs that will increase the return on our invested capital over time is a key factor in creating stockholder value. We invested $5.3 million and $6.4 million in the first half of fiscal year 2014 and 2013, respectively. We expect to make capital expenditures of approximately $12.0 million to $14.0 million in fiscal year 2014.

Cash flow provided by financing activities was $4.5 million in the first half of fiscal 2014 as compared to cash flow provided by financing activities of $121.4 million in the first half of fiscal year 2013.  The first half of fiscal 2013 includes borrowings under the 2010 Credit Facility to fund our acquisition of EVC on December 1, 2012.  In October 2013, the Board of Directors approved an increase in the quarterly dividends per share from 4 cents to 5 cents, resulting in a $0.5 million increase in dividend payments in the first half of fiscal 2014 as compared to the first half of fiscal 2013.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, operating leases, securitized borrowings, purchase obligations and uncertain tax positions.  See Note 5 — Debt Obligations to our accompanying condensed consolidated financial statements for more details.

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended August 31, 2013 during the first half of fiscal 2014.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains, and other written or oral statements made by or on behalf of us may include, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Specifically, forward-looking statements may include, but are not limited to:

•                  statements regarding our intention to use foreign earnings outside of the U.S.;

•                  statements regarding our performance in the remainder of fiscal year 2014;

•                  statements regarding the sufficiency of our liquidity and capital resources;

•                  statements regarding our ability to successfully implement our strategic initiatives;

•                  statements regarding our expected sources and uses of cash;

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

•                  pricing;

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

As required by the rules of the Securities and Exchange Commission, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014. This evaluation was carried out under the supervision and with the participation of management, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level as of February 28, 2014. However, because all disclosure procedures must rely to a significant degree on actions or decisions made by employees throughout the organization, such as reporting of material events, the Company and its reporting officers believe that they cannot provide absolute assurance that all control issues and instances of fraud or errors and omissions, if any, within the Company will be detected. Limitations within any control system, including the Company’s control system, include faulty judgments in decision-making or simple errors or mistakes. In addition, controls can be circumvented by an individual, by collusion between two or more people, or by management override of the control. Because of these limitations, misstatements due to error or fraud may occur and may not be detected.

Except as set forth below, during the three and six months ended February 28, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

On December 1, 2012, we completed our acquisition of EVC.  With the conversion of EVC onto our systems effective December 1, 2013, we have substantially completed integrating policies, processes, people, technology and operations for the combined company.  Management will continue to evaluate our internal control over financial reporting as we execute integration activities related to this acquisition.

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

Item 1A.                          Risk Factors

The risk factors as previously disclosed in Item 1A of our Form 10-K for our fiscal year ended August 31, 2013 are hereby supplemented by the following risk factor:

Our by-laws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or associates.

Our by-laws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our by-laws; or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other associates, which may discourage such lawsuits against us and our directors, officers and other associates. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Item 6.                                   Exhibits

Exhibits are listed on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT Zep Inc.

Date: April 7, 2014	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date: April 7, 2014	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

Exhibit No.	Description
3(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 26, 2007, which is incorporated herein by reference.

3(b)	Amended and Restated By-Laws of Zep Inc. (effective January 8, 2014)	Reference is made to Exhibit 3(b) of registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 9, 2014, which is incorporated herein by reference.

10.1	Amended and Restated Zep Inc. 2010 Omnibus Incentive Plan	Reference is made to Annex B of registrant’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on November 19, 2013, which is incorporated herein by reference.

10.2	Memorandum of Understanding dated January 23, 2014	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 29, 2014, which is incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

31(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

32(a)	Section 1350 Certification, signed by John K. Morgan	Furnished with the Securities and Exchange Commission as part of this Form 10-Q.

32(b)	Section 1350 Certification, signed by Mark R. Bachmann	Furnished with the Securities and Exchange Commission as part of this Form 10-Q.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*  Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) — February 28, 2014 and August 31, 2013; (ii) Condensed Consolidated Statements of Operations (Unaudited) — Three and Six Months Ended February 28, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) — Three and Six Months Ended February 28, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended February 28, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).