Form 10-Q
period 2014-05-31
Zep Inc.
filed 2014-07-10
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Common Stock — $0.01 Par Value — 22,981,818 shares as of July 7, 2014.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.                                 Financial Statements (unaudited)

Zep Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per-share data)

	May 31, 2014	August 31, 2013
ASSETS
Cash and cash equivalents	$3,278	$2,402
Accounts receivable, less reserve for doubtful accounts of $4,727 at May 31, 2014 and $3,941 at August 31, 2013	110,376	104,476
Inventories, net	75,375	68,633
Prepayments and other current assets	13,674	13,051
Deferred income taxes	6,149	8,002
Total Current assets	208,852	196,564
Property, plant and equipment, net of accumulated depreciation of $114,740 at May 31, 2014 and $108,032 at August 31, 2013	77,130	82,328
Goodwill	121,118	121,102
Identifiable intangible assets, net	123,846	129,929
Other long-term assets	14,457	17,835
Total Assets	$545,403	$547,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$10,000	$25,000
Accounts payable	59,477	56,366
Accrued compensation	17,105	25,226
Other accrued liabilities	33,900	41,167
Total Current liabilities	120,482	147,759
Long-term debt, less current maturities	201,812	184,908
Deferred income taxes	15,314	12,782
Other long-term liabilities	17,330	18,340
Total Liabilities	354,938	363,789

Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 22,378,788 issued and outstanding at May 31, 2014, and 22,065,059 issued and outstanding at August 31, 2013	224	221
Paid-in capital	107,516	102,573
Retained earnings	70,204	69,023
Accumulated other comprehensive income	12,521	12,152
Total Stockholders’ equity	190,465	183,969
Total Liabilities and Stockholders’ equity	$545,403	$547,758

See accompanying notes to the condensed consolidated financial statements.

Zep Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013

Net sales	$187,023	$185,988	$509,667	$507,400
Cost of products sold	100,144	99,095	269,484	268,105
Gross profit	86,879	86,893	240,183	239,295

Selling, distribution, and administrative expenses	74,082	74,479	216,358	210,432
Acquisition and integration costs	60	60	1,091	2,938
Fire related charges, net	1,067	—	1,067	—
Restructuring charges	129	—	129	—
Operating profit	11,541	12,354	21,538	25,925

Other expense (income):
Interest expense, net	2,455	2,963	8,207	6,483
Provision for loan loss	5,670	—	5,670	—
Loss on foreign currency transactions	81	60	251	141
Miscellaneous expense, net	(237)	(279)	(50)	50
Total other expense	7,969	2,744	14,078	6,674
Income before income taxes	3,572	9,610	7,460	19,251
Income tax provision	1,421	3,355	2,894	6,724
Net income	$2,151	$6,255	$4,566	$12,527

Earnings per share:
Basic earnings per share	$0.10	$0.28	$0.20	$0.57
Diluted earnings per share	$0.09	$0.28	$0.20	$0.56

Shares used for computation:
Basic	22,373	22,021	22,282	21,943
Diluted	22,959	22,512	22,896	22,394

Dividends declared per share	$0.05	$0.04	$0.15	$0.12

See accompanying notes to the condensed consolidated financial statements.

Zep Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013

Net income	$2,151	$6,255	$4,566	$12,527
Other comprehensive income (loss):
Foreign currency translation adjustment	544	(363)	368	(985)
Other comprehensive income (loss)	544	(363)	368	(985)
Comprehensive income	$2,695	$5,892	$4,934	$11,542

See accompanying notes to the condensed consolidated financial statements.

Zep Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended May 31,
	2014	2013
Operating Activities
Net income	$4,566	$12,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,579	14,475
Provision for loan loss	5,670	—
Fire related charges, net	1,067	—
Gain on disposal of fixed assets	—	(22)
Excess tax benefits from share-based payments	(201)	72
Other non-cash charges	2,671	2,812
Deferred income taxes	4,207	4,148
Change in assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(849)	(7,347)
Inventories	(8,569)	(3,238)
Prepayments and other current assets	(1,089)	(4,798)
Accounts payable	2,055	3,821
Accrued compensation and other current liabilities	(16,069)	(2,020)
Self insurance and other long-term liabilities	(1,010)	(2,998)
Other assets	(1,530)	582
Net cash provided by operating activities	7,498	18,014

Investing Activities
Purchases of property, plant, and equipment	(7,384)	(8,534)
Acquisitions, net of cash acquired	—	(116,827)
Principal payment from innovation partner	300	—
Proceeds from sale of property, plant, and equipment	1,325	22
Net cash used in investing activities	(5,759)	(125,339)

Financing Activities
Proceeds from credit facility borrowings	253,000	338,608
Repayments of borrowings from credit facility	(251,238)	(238,438)
Securitized borrowings	(1,518)	8,001
Employee stock issuances	2,072	1,070
Excess tax benefits from share-based payments	201	(72)
Dividend payments	(3,385)	(2,652)
Net cash provided by (used in) financing activities	(868)	106,517
Effect of exchange rate changes on cash	5	49
Net change in Cash and cash equivalents	876	(759)
Cash and cash equivalents — beginning of period	2,402	3,513
Cash and cash equivalents — end of period	$3,278	$2,754

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

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. The principal areas of judgment relate to (1) accounts receivable, including estimates as to the recoverability of insurance receivables; (2) long-lived and definite-lived intangible assets; (3) goodwill and indefinite-lived intangibles; (4) inventories; (5) self-insurance reserves; (6) share-based compensation expense; and (7) assessment of loss contingencies, including environmental and litigation liabilities. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation. Actual results could differ from the estimates we have used.

The results of operations for the three and nine months ended May 31, 2014 are not necessarily indicative of the results we expect for the full fiscal year because our net sales and net income are generally higher in the second half of our fiscal year. More specifically, due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarters of our fiscal year have historically exceeded those generated in the first half of the fiscal year.  Certain reclassifications of prior period amounts and the presentation of such amounts have been made to conform to the current year presentation.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance.  ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 (fiscal year 2018 for the Company) and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 on its consolidated financial statements.

2. FIRE AT AEROSOL MANUFACTURING FACILITY

On May 23, 2014, a fire occurred at our aerosol manufacturing facility located in Marietta, Georgia (the “Aerosol Facility”).  The products manufactured at the Aerosol Facility included cleaning and maintenance chemicals, lubricants and automotive brake cleaner.  Approximately 19% of our fiscal 2013 revenue was attributable to products manufactured at the Aerosol Facility.

The fire, the origin of which is unknown, destroyed our chemical raw material warehouse and damaged other supporting infrastructure that contains our production equipment.  Some of the work in process, raw material and finished goods inventory located there was also destroyed or damaged.  We are evaluating the extent of the damage resulting from the fire and the full extent of the loss is not yet known.  In the third quarter of fiscal 2014, we wrote down inventory by $2.1 million and fixed assets by $2.7 million as a result of the fire.  At this time, we do not know when or if we will resume production at the Aerosol Facility, at a newly constructed facility or continue to outsource the production.

On June 2, 2014, we resumed production of certain aerosol products manufactured by the Aerosol Facility through a contract manufacturer.  We are assisting the contract manufacturer to accommodate our production demands by loaning it equipment and by assigning some of our associates to work at its facilities.  We expect the rate of production by the contract manufacturer to increase as it adds production capacity to its facilities.  Furthermore, we are exploring the possibility of having additional contract manufacturers supply certain of our products.  It is unlikely that all the individual products produced at the Aerosol Facility will be transitioned to third-party manufacturers and this will result in revenue loss. Any material loss of revenue resulting from the fire and its aftermath could have a material impact on our financial condition and results of operations.

We maintain casualty and business-interruption insurance (“first-party insurance”) that we believe will cover the losses resulting from the fire after the first $1 million of losses, which is the Company’s deductible under such policies.  Our first-party insurance covers the costs to repair, rebuild or replace the damaged portions of the Aerosol Facility (without deduction for depreciation) at the same or another site, the gross earnings (defined as income minus variable expenses during the time when production is suspended at the Aerosol Facility) and the increased costs during the disruption of production.  We have reflected the full $1 million deductible in the quarter ended May 31, 2014 as our property losses exceed the deductible.  The timing of our receipt of insurance proceeds from losses relating to the fire may be materially different from when those losses are incurred

We also maintain commercial liability insurance, subject to a $1.5 million deductible.  We have received and recorded notice of the assertion of $42,000 in claims against us as a result of the fire related to damage to vehicles that were parked in the area of the fire.  A claim has not yet been received related to an adjacent property that we believe was completely destroyed by the fire.  We cannot estimate the total amount of the claims that will be asserted against us as a result of the fire at the Aerosol Facility.

We maintain workers’ compensation insurance, subject to a $500,000 per claim deductible.  One workers’ compensation claim has been asserted against us as a result of the fire at the Aerosol Facility.

Our insurance coverage may not fully compensate us for all losses we incur as a result of the fire, which in turn, could have a material adverse impact on our financial condition and results of operations.  The timing of receipt of insurance proceeds from losses related to the fire is out of our control and may be materially different from when those losses are incurred.

The following table reflects the items included in Fire related charges, net for the three and nine months ended May 31, 2014:

Loss on property, plant & equipment	$2,700
Loss on inventory	2,066
Third party liability claims	42
Other fire related costs	872
5,680
Less: Fire related recoveries	(4,613)
Fire related charges, net	$1,067

Based on the provision of the Company’s insurance policies and management’s estimates, the charges incurred have been reduced by the estimated insurance recovery taking into consideration associated deductibles.  The Company has determined that recovery of these losses is probable and recorded a $4.6 million receivable as of May 31, 2014.  In June 2014, we received $5.0 million of first-party insurance proceeds, representing advancement of funds to defray the expenses we incurred to begin cleaning the property, to evaluate the extent of the damage and to outsource the production of our products to the contract manufacturer.

3. RESTRUCTURING CHARGES

In fiscal 2013, we began executing a variety of complexity-reduction activities, including facilities consolidation, process simplification, product-line and customer rationalization, and headcount reductions related to such activities.  During the fourth quarter of fiscal 2013, we recorded a $5.2 million restructuring charge in connection with these efforts.  As of May 31, 2014, the restructuring reserve was classified as short-term and included in Accrued compensation and Other accrued liabilities on the accompanying condensed consolidated balance sheet:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2013	$4,304	$436
Restructuring charges	—	129
Cash payments	(2,694)	(197)
Balance as of May 31, 2014	$1,610	$368

4. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead and are stated at the lower of cost (approximate costs determined on a first-in, first-out or average cost basis) or market, and consisted of the following:

	May 31, 2014	August 31, 2013
Raw materials and supplies	$16,381	$17,963
Work in process	1,568	1,711
Finished goods	59,277	50,755
	77,226	70,429
Less: Reserves	(1,851)	(1,796)
Inventories, net	$75,375	$68,633

5. DEBT OBLIGATIONS

Our indebtedness and credit arrangements consisted of the following:

	May 31, 2014	August 31, 2013
Revolving credit facility	$164,349	$154,008
Term loan	40,313	48,750
Industrial revenue bonds	7,150	7,150
	211,812	209,908
Less: Current maturities of long-term debt	(10,000)	(25,000)
Long term debt, less current maturities	$201,812	$184,908

On July 15, 2010, the Company entered into a $320 million five-year senior, secured credit facility, as amended (the “2010 Credit Facility”). As of May 31, 2014, $194.7 million of the total $204.7 million in borrowings outstanding under the 2010 Credit Facility were reflected within Long-term debt, less current maturities on the condensed consolidated balance sheets given our current intent and ability to settle $194.7 million of those borrowings in periods subsequent to May 31, 2015. The short- and long-term classification of debt on the condensed consolidated balance sheets may fluctuate not only in response to repayment of amounts borrowed under the 2010 Credit Facility, but also concurrent with changes in our projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the 2010 Credit Facility approximated 0.2% for both the three and nine months ended May 31, 2014. In addition to this base interest rate, our effective interest rate includes an applicable margin that adjusts in accordance with our leverage ratio. During the three and nine months ended May 31, 2014, this applicable margin averaged 3.5%.

As of May 31, 2014, our credit availability under the 2010 Credit Facility totaled $24.6 million. We remained in compliance with our debt covenants as of May 31, 2014.  Our obligations under the 2010 Credit Facility, as amended, will become current during fiscal year 2014, and as such, we are reviewing refinancing alternatives and intend to refinance our Credit Facility during the fourth quarter, which could affect our interest expense during future fiscal quarters.  Our ability to satisfy our working capital, capital expenditure and other anticipated cash requirements will depend on refinancing our capital structure.

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

We establish accruals for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts accrued for such claims. In many cases, we are unable to make a meaningful estimate of actual costs or a range of reasonably possible losses that could possibly be higher or lower than the amounts accrued. In addition, from time to time we may incur expense associated with efforts to enforce our non-compete agreements.

California Sales Representative Litigation

In December 2010, two of our California-based sales representatives filed suit against us on behalf of themselves and on behalf of all other sales representatives who were employed by Acuity Specialty Products, Inc. in the State of California and similarly situated. Approximately 171 persons were members of the putative class proposed by the plaintiffs.  Plaintiffs asserted two primary causes of action against us for (i) failure to reimburse work-related expenses (the “Expense Reimbursement Claim”) and (ii) failure to pay wages by reason of unlawful deductions from wages (the “Wage Deduction Claim”), as well as derivative claims under the California Labor Code Private Attorney General Act of 2004 (“PAGA”) for civil penalties and under the California Business and Professions Code for unfair business practices. The court denied the plaintiff’s motion for class certification.  In fiscal 2013, we settled the original two plaintiffs’ claims for $48,000 plus interest.  In addition, the Company paid State of California PAGA fees of approximately $275,000.  The Court awarded the plaintiffs’ lawyers legal fees in the amount of $1,162,000 with respect to the lawsuit filed by the two California sales representatives.  The Company believes that the award is excessive and has appealed.

In December 2012, 55 of the current and former sales representatives who were members of the putative class alleged in the first lawsuit filed a lawsuit against the Company in which they asserted the Expense Reimbursement Claim, the Wage Deduction Claim and an additional claim for improper wage statements on behalf of themselves individually.  To date, the Company has settled the claims of 44 and arbitrated the claims of eight of the 55 plaintiffs for approximately $4.1 million, including interest, costs and attorneys’ fees.  The amounts of interest and attorneys’ fees of two of the arbitration plaintiffs are yet to be decided by their respective arbitrators. The Company believes it will be able to resolve the remaining three cases for an amount that will not be material to the Company’s results of operations.

The plaintiffs’ lawyers have petitioned the court for an award of approximately $1.6 million of fees for their work on 24 of the settlements, which amount primarily is comprised of approximately $776,000 of fees subject to a multiplier of two.  The Company has filed its objection to such award.  That matter will be resolved by the court.  The schedule for resolving the matter is not yet established.

The ultimate resolution of the plaintiffs’ attorney fees associated with the California Sales Representative Litigation is uncertain.  When the amount is determined, it may be material to the Company’s results of operations.  The Company has reserved for this liability at the low end of the range.

For the nine months ended May 31, 2014, we recorded $5.4 million of expenses associated with legal defense and settlement costs.  Of the $5.4 million, $1.0 million is classified as interest expense, net and $4.4 million is classified as selling, distribution and administrative expenses on the condensed consolidated statement of operations. Since the inception of this case in fiscal 2011, the Company has incurred total costs associated with the California Sales Representative Litigation of approximately $11 million. Except for the issue associated with plaintiffs’ attorney fees, which will be resolved by the courts, all significant matters have been resolved and we do not anticipate material expense in future periods.

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

Environmental Remediation Orders

One of our subsidiaries has been named as a responsible party with respect to the facility located on Seaboard Industrial Boulevard in Atlanta, Georgia that it owns and currently uses in the manufacture of our products.  Our subsidiary and the current and former owners of adjoining properties have agreed to share the expected costs and responsibilities of remediation.  Further, our subsidiary has executed a Consent Order with the Georgia Environmental Protection Division (“EPD”) covering this remediation, and is operating under an EPD approved Corrective Action Plan, which may be amended from time to time based on the progression of our remediation.  In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with subsurface remediation, primarily to remove, or secure, contaminants from soil underlying this property, and other related environmental issues. While it is reasonably possible that the total remediation cost could range up to $10.0 million, management’s best estimate of the probable total remediation costs continues to be $5.0 million.  To date, we have expended $2.8 million of the $5.0 million accrual established in May 2007. Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate. We arrived at the current estimate based on studies prepared by independent third party environmental consulting firms.

One of our subsidiaries has been named as a responsible party with respect to our Aerosol Facility.  With regard to the Aerosol Facility, we are responsible for the expected costs of implementing an Amended Corrective Action Plan that was conditionally approved by the EPD in June 2012 under the Georgia Hazardous Response Act.  As of May 31, 2014, and without regard to the May 23, 2014 fire at the Aerosol Facility, we recorded liabilities related to the remediation of the Aerosol Facility site in the condensed consolidated balance sheets in an undiscounted, pre-tax amount of $6.4 million, which represented our best estimate of remaining remediation costs for this site.  We arrived at the current estimates based on studies prepared by independent third party environmental consulting firms.  We have not yet been able to fully assess the impact of the fire on the environmental conditions that are the focus of our remediation efforts at the site.

Additionally, one of our subsidiaries previously conducted manufacturing operations at a facility in Cartersville, Georgia that has since been sold and where sub-surface contamination exists. Pursuant to the terms of the sale, the subsidiary retained environmental exposure that might arise from its previous use of this property.  Management is preparing a plan to address sub-surface contamination at this location.  Based on recent data, the contamination has migrated off site and is present at a greater depth than originally anticipated.  In the future, we will submit an application to enter the Cartersville, Georgia site into the VRP.  As of May 31, 2014, liabilities related to the remediation of the Cartersville site presented within the condensed consolidated balance sheets reflect an undiscounted, pre-tax liability of $0.4 million, which represents our best estimate of remaining remediation costs for this site. We arrived at the current estimates based on studies prepared by independent third party environmental consulting firms.

The actual cost of remediation of the Aerosol Facility, Seaboard and Cartersville sites could vary depending upon the results of additional testing and geological studies, the rate at which site conditions may change, the success of initial remediation designed to address the most significant areas of contamination, and changes in regulatory requirements.  While it is reasonably possible that the total costs incurred by us in connection with these matters could range up to an aggregate of $16.0 million, management’s best estimate of total remaining remediation costs for these two sites combined is $6.8 million.

7. EARNINGS PER SHARE

On September 1, 2009, we retrospectively adopted an accounting pronouncement that provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share. This guidance is applicable to us due to a dividend protection feature inherent within certain of our historical equity awards. Awards issued under the fiscal years 2011, 2012 and 2013 annual grants did not include a dividend protection feature, and we do not currently intend to reinstate this provision. Therefore, we expect the impact of this guidance on our earnings per share calculations to diminish over time.  In fact, earnings per share calculated using the two-class method did not differ from that calculated under the treasury method for the three- and nine-month periods ended May 31, 2013 or 2014.

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

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	May 31		May 31,
	2014	2013	2014	2013
Basic earnings per share:
Net income	$2,151	$6,255	$4,566	$12,527
Less: Allocation of earnings and dividends to participating securities	—	(8)	(1)	(17)
Net income available to common shareholders—basic	$2,151	$6,247	$4,565	$12,510
Basic weighted average shares outstanding	22,373	22,021	22,282	21,943
Basic earnings per share	$0.10	$0.28	$0.20	$0.57
Diluted earnings per share:
Net income available to common shareholders—basic	$2,151	$6,247	$4,565	$12,510
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Net income available to common shareholders—diluted	$2,151	$6,247	$4,565	$12,510
Basic weighted average shares outstanding	22,373	22,021	22,282	21,943
Common stock equivalents (stock options and restricted stock)	586	491	614	451
Diluted weighted average shares outstanding	22,959	22,512	22,896	22,394
Diluted earnings per share	$0.09	$0.28	$0.20	$0.56

For the three month period ended May 31, 2014 and 2013, we excluded 0.2 million and 0.6 million common stock equivalents, respectively, from our earnings per share calculation because of their anti-dilutive effect on this calculation.  For the nine month periods ended May 31, 2014 and 2013, we excluded 0.3 million and 0.9 million common stock equivalents from our earnings per share calculation, respectively, because of their anti-dilutive effect on this calculation.

8. SECURITIZATION OF CERTAIN ACCOUNTS RECEIVABLE

On May 31, 2013, we entered into a Master Receivables Purchase Agreement with Bank of America N.A. (“BAML”), whereby BAML may periodically purchase certain accounts receivables from us. Proceeds received from these transfers will be discounted at a rate of LIBOR plus 225 basis points, which is currently less than our cost of borrowing. We receive the majority of those proceeds immediately upon our transfer of qualifying receivable balances to BAML, whereas the billing terms associated with accounts receivable that we may subject to this program can range up to one year.  We believe these transfers represent an economical means to manage operating working capital.  We will continue to administer the collection of the accounts receivable that are securitized under this agreement.  Therefore, we account for the transfer of these receivables as securitized borrowing transactions rather than a true sale of accounts receivable.  Accounts receivable subject to this agreement remain classified as Accounts Receivable, less reserve for doubtful accounts on the condensed consolidated balance sheets.  As of May 31, 2014, the amount of securitized borrowings reflected within Other accrued liabilities in the condensed consolidated balance sheets totaled $7.8 million. The expense that we recorded in connection with the discount incurred on the transfer of these receivables totaled less than $0.1 million, which is reflected within interest expense, net on the condensed consolidated statements of operations.  The proceeds received from and payments made related to these transfers are reflected as Securitized borrowings on our condensed consolidated statements of cash flows.

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

Adco made all interest and principal payments on the loan since inception through June 2014.  However, on June 24, 2014, we were informed by Adco that they will not be able to make the required principal payment on June 30, 2014 and requested modifications to the Amended Loan Agreement.  As a result, we evaluated the recoverability of the loan receivable and warrants and recorded an impairment of $5.7 million.  This impairment has been reflected on the condensed consolidated statement of operations as “Provision for loan loss”.

11. ACQUISITIONS

Vehicle Care division of Ecolab Inc.

We completed the acquisition of Ecolab’s Vehicle Care division (“EVC”), effective December 1, 2012 (“Closing Date”), for $116.8 million in cash.  The combination of EVC, our existing North American Sales and Service vehicle wash operations, and our Niagara division created a new platform that we refer to as “Zep Vehicle Care.”  Zep Vehicle Care, which is based in Minnesota, is a leading provider of vehicle care products, including soaps, polishes, sealants, wheel and tire treatments and air fresheners to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers.  Zep Vehicle Care provides car, truck and fleet wash operators with high efficacy products for their wash tunnels and facilities. We financed the acquisition using existing debt capacity under the 2010 Credit Facility, as amended (see Note 5 — Debt Obligations). We incurred acquisition and integration-related costs associated with advisory, legal and other services during nine months ended May 31, 2013 of $2.9 million. In addition, we entered into a transition services agreement under which Ecolab continued to provide certain services to us until December 1, 2013.  During the three and nine months ended May 31, 2014, we incurred $60,000 and $1.1 million in acquisition and integration costs associated with EVC and our previous acquisitions.

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

The following unaudited pro forma combined results of operations give effect to the acquisition of EVC as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent our actual consolidated results of operations had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of our future consolidated results of operations. We expect to incur costs and realize benefits associated with integrating our operations and EVC. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities, nonrecurring charges directly attributable to purchase accounting, or any benefits that may result from operating efficiencies or revenue synergies.  Therefore, the unaudited pro forma results do not include the EVC-related acquisition and integration costs reflected in the condensed consolidated statements of operations for the nine months ended May 31, 2013.

	Nine Months Ended May 31,
	2014	2013
Net sales	$509,667	$523,817
Net income	$4,566	$13,696
Basic earnings per share	$0.20	$0.62
Diluted earnings per share	$0.20	$0.61

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

Due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarters of our fiscal year have historically exceeded those generated in the first half of the fiscal year. Additional discussion of trends and expectations related to the remainder of fiscal 2014 and beyond is included within the Strategy and Outlook and Results of Operations sections.

We completed the acquisition of Ecolab’s Vehicle Care division (“EVC”), effective December 1, 2012 (“Closing Date”), for $116.8 million in cash. The combination of EVC, our existing North American Sales and Service vehicle wash operations and Niagara created a new platform, “Zep Vehicle Care.”

Recent Developments

On May 23, 2014, a fire occurred at our aerosol manufacturing facility located in Marietta, Georgia (the “Aerosol Facility”).  Approximately 19% of our fiscal 2013 revenue was attributable to products manufactured at the Aerosol Facility.  The fire, the origin of which is unknown, destroyed our chemical raw material warehouse and damaged other supporting infrastructure that contains our production equipment.  Some of the work in process, raw material and finished goods inventory located there was also destroyed or damaged.  We are evaluating the extent of the damage resulting from the fire and the full extent of the loss is not yet known.  At this time, we do not know when or if we will resume production at the Aerosol Facility, at a newly constructed facility or continue to outsource the production.

In the third quarter of fiscal 2014, we incurred costs totaling $5.7 million related to the fire, including a $2.7 million write off of fixed assets and a $2.1 million write down of inventory.  Based on the provisions of the Company’s insurance policies and management’s estimates, the losses incurred have been reduced by the estimated insurance recovery taking into consideration associated deductibles.  The Company has determined that recovery of these losses is probable and recorded a $4.6 million receivable as of May 31, 2014.  In June 2014, we received $5.0 million of first-party insurance proceeds, representing an advance of funds to defray the expenses we incurred to begin cleaning the property, to evaluate the extent of the damage and to outsource the production of our products to the contract manufacturer.

On June 2, 2014, we resumed production of certain aerosol products manufactured by the Aerosol Facility through a contract manufacturer.  We are assisting the contract manufacturer to accommodate our production demands by loaning it equipment and by assigning some of our associates to work at its facilities.  We expect the rate of production by the contract manufacturer to increase as it adds production capacity to its facilities.  Furthermore, we are exploring the possibility of having additional contract manufacturers supply certain of our products.  It is unlikely that all the individual products produced at the Aerosol Facility will be transitioned to third-party manufacturers and this will result in revenue loss.

See additional information related to the impact of the fire at Note 2, “Fire at Aerosol Manufacturing Facility” and Part II, Item 1A. Risk Factors.

Year-to-Date Highlights

•                  Net sales for the first nine months of fiscal 2014 were $509.7 million, an increase of $2.3 million, or 0.4%, as compared to $507.4 million reported for the same period a year ago.  The increase is due to the inclusion of first quarter fiscal 2014 EVC sales, which added $16.1 million to net sales, partially offset by organic sales volume declines of $13.5 million due, in part, to our complexity reduction initiative. We realized sales growth in certain strategic end markets, such as automotive, home improvement retailers and oil and gas.

•                  Gross profit for the first nine months of fiscal 2014 was $240.2 million, an increase of 0.4% compared to $239.3 million reported for the same period a year ago.  Gross profit margin of 47.1% for the first nine months of fiscal 2014 decreased slightly as compared to the prior year as favorable channel mix was more than offset by higher raw material costs.

•                  Fiscal 2014 results have been significantly impacted by four items: the resolution of the California Sales Representative Litigation which began in 2010, a provision for loan loss, continued acquisition and integration costs and $1.1 million of fire related charges discussed above. We incurred $5.4 million of costs associated with legal fees and settlement costs during the first nine months of fiscal 2014 associated with the California Sales Representative Litigation.  We recorded a $5.7 million provision for loan loss related to a loan receivable.  We also incurred $1.1 million of acquisition and integration costs associated with the acquisition of EVC, integration of operations in the United Kingdom and the write down of a building that was sold in March 2014.

•                  We reported net income of $4.6 million for the first nine months of fiscal 2014, which is down from $12.5 million for the first nine months of fiscal 2013, primarily due to the loan loss provision and costs associated with the California Sales Representative Litigation.

Strategy and Outlook

Our goal is to be a leading provider of maintenance and cleaning products and services to customers in the Transportation, Industrial/MRO and Jan/San and Institutional markets. We have made great progress with transforming our business over the past five years by developing a multi-channel and multi-brand approach designed to serve customers the way they want to be served.  For example, our primary retail brand, Zep Commercial, is now available at almost 11,000 retail locations throughout North America—a greater than 75% increase compared with the number of stores at which customers could purchase Zep Commercial at the beginning of fiscal 2011. Furthermore, since 2009 we doubled the percentage of total sales generated from the distribution and retail channels. Execution of our strategy has increased the global reach of Zep’s brand. We recently established a presence in the United Kingdom, and recently began establishing a network of distributors in China. Since improving our overhead structure through cost reduction measures in fiscal 2009, we have augmented our strategy by completing seven acquisitions. The combination of these actions has driven broader access to markets and an expanded product portfolio, but also increased the complexity that comes with managing distinct information systems, inventories, go-to-market strategies, and related processes.

In the near-term, we intend to focus on our business continuity plan, while continuing to pursue our business simplification activities, including facilities consolidation, process simplification, product-line and customer rationalization, and headcount reductions related to such activities.  Pursuant to this initiative, during the fourth quarter of fiscal 2013, we announced a restructuring plan to reduce the number of non-sales associates by approximately 6%.  Since the initiation of the restructuring plan, we have consolidated four branch locations and intend to continue to optimize our supply chain with the goal of reducing expenses while improving service to our customers through enhanced product availability.  In that regard, we will continue to review our branch network design, explore shipping logistics alternatives and seek efficiencies in sourcing. In addition to strengthening our balance sheet, we intend for these restructuring actions, which could span up to two years, to deliver improved gross margins as well as a reduction in fixed costs.  We will continue to rationalize our product line and customer base while at the same time investing in product innovation and market expansion as a means to achieve organic revenue growth.

Results of Operations

Third Quarter of Fiscal Year 2014 Compared with Third Quarter of Fiscal Year 2013

The following table sets forth information comparing significant components of net income for the third quarter of fiscal 2014 with the third quarter of 2013.  Both dollar and percentage changes included within the table below were calculated from our condensed consolidated statements of operations.

	Three Months Ended May 31,
(dollars in millions)	2014	% of net sales	2013	% of net sales	Percent Change
Net sales	$187.0		$186.0		0.6
Gross profit	86.9	46.5	86.9	46.7	—
Selling, distribution and administrative expenses	74.1	39.6	74.5	40.0	—
Acquisition and integration costs	0.1	0.0	0.1	0.0	—
Fire related charges, net	1.1	0.6	—	—	100.0
Restructuring charges	0.1	0.1	—	—	100.0
Operating profit	11.5	6.2	12.4	6.6	(6.6)
Other expense (income)
Interest expense, net	2.5	1.3	3.0	1.6	(17.1)
Provision for loan loss	5.7	3.0	—	—	100.0
Other expense, net	(0.2)		(0.2)		(28.8)
Income before income taxes	3.6	1.9	9.6	5.2	(62.8)
Income tax provision	1.4		3.4		(57.6)
Net income	2.2	1.2	6.3	3.4	(65.6)

Net sales totaled $187.0 million for the third quarter of fiscal 2014 compared with $186.0 million in the third quarter of fiscal 2013, an increase of $1.0 million, or 0.6%, due to increases in both volume and price. Sales in the third quarter of fiscal 2014 grew in most of our targeted strategic end markets offset by the impact of our complexity reduction initiatives and decreases in other institutional and industrial end markets and one less selling day.  Foreign currency translation had a negative impact of $0.1 million on net sales.

Gross profit was $86.9 million for the third quarter of fiscal 2014 compared with $86.9 million in the third quarter of fiscal 2013. Gross profit as a percentage of net sales decreased from 46.7% in the third quarter of fiscal 2013 to 46.5% in the third quarter of fiscal 2014 due to higher raw material costs and unfavorable sales channel mix.

Selling, distribution and administrative expenses was $74.1 million for the third quarter of fiscal 2014 as compared to $74.5 million for the third quarter of fiscal 2013.  The third quarter of fiscal 2014 includes $0.9 million of legal and settlement costs associated with the California Sales Representative Litigation as compared to $0.4 million in the third quarter of fiscal 2013 (see Note 6 — Commitments and Contingencies).

The 2013 comparative period includes a $1.4 million favorable legal settlement.  Excluding the impact of the legal settlement and the costs associated with the California Sales Representative litigation, selling, distribution & administrative costs were $2.3 million lower for the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013, which reflects the benefits of the restructuring actions initiated in the fourth quarter of fiscal 2013.

Operating profit decreased $0.9 million in the third quarter of fiscal 2014 to $11.5 million compared with $12.4 million in the third quarter of fiscal 2013. In addition to the $0.9 million of costs associated with the California Sales Representative Litigation noted above, operating profit in the third quarter of fiscal 2014 was also impacted by the inclusion of $1.1 million in fire related charges, net.

Interest expense, net decreased from $3.0 million for the third quarter of fiscal 2013 to $2.5 million in the third quarter of fiscal 2014 due to lower average borrowings in fiscal 2014.  Interest expense, net includes $0.2 million of interest income attributable to the loan made to our innovation partner, Adco (see Note 10 — Loan to Innovation Partner).

The effective tax rate for the third quarter of fiscal 2014 was 39.2%, compared with 34.9% in the third quarter of fiscal 2013.  The rate increased from the prior year primarily due to the non-recurrence of a favorable discrete item in the third quarter of fiscal 2013 for a closed audit, an increase in foreign permanent non-deductible expenses and an increase in state tax expense as a result of changes in state laws. We anticipate that our effective tax rate will range between 38.0% and 39.0% for fiscal 2014.

Diluted earnings per share in the third quarter of fiscal 2014 totaled $0.09, compared to $0.28 in the third quarter of fiscal 2013.

First Nine Months of Fiscal Year 2014 Compared with First Nine Months of Fiscal Year 2013

The following table sets forth information comparing significant components of net income for the first nine months of fiscal 2014 with the first nine months of fiscal 2013. Both dollar and percentage changes included within the table below were calculated from our condensed consolidated statements of operations.

	Nine Months Ended May 31,
(dollars in millions)	2014	% of net sales	2013	% of net sales	Percent Change
Net sales	$509.7		$507.4		0.4
Gross profit	240.2	47.1	239.3	47.2	0.4
Selling, distribution and administrative expenses	216.4	42.5	210.4	41.5	2.8
Acquisition and integration costs	1.1	0.2	2.9	0.6	(62.9)
Fire related charges, net	1.1	0.2	—	—	100.0
Restructuring charges	0.1	0.0	—	—	100.0
Operating profit	21.5	4.2	25.9	4.2	(16.9)
Other expense (income)
Interest expense, net	8.2	1.6	6.5	1.3	26.6
Provision for loan loss	5.7	1.1	—	—	100.0
Other expense, net	0.2		0.2		5.2
Income before income taxes	7.5	1.5	19.3	3.8	(61.2)
Income tax provision	2.9		6.7		(57.0)
Net income	4.6	0.9	12.5	2.5	(63.6)

Net sales totaled $509.7 million for the first nine months of fiscal 2014 compared with $507.4 million in the first nine months of fiscal 2013, an increase of $2.3 million, or 0.4%.  The increase is due to the inclusion of first quarter of fiscal 2014 EVC sales, which added $16.1 million to net sales, partially offset by organic sales volume declines of $13.5 million and foreign currency translation, which had a negative impact of $0.9 million on net sales. We realized sales growth in our strategic end markets, such as automotive, home improvement retailers and oil and gas which was more than offset by declines in certain industrial and institutional end markets, declines caused by our complexity reduction initiative and the impact of severe weather during the December-February time frame that impacted both our operations as well as demand from our customers.

Gross profit increased $0.9 million, or 0.4%, to $240.2 million for the first nine months of fiscal 2014 compared with $239.3 million in the first nine months of fiscal 2013. Gross profit as a percentage of net sales declined slightly to 47.1% in the first nine months of fiscal 2014 as compared to 47.2% in the first nine months of fiscal 2013 due to favorable sales channel mix from the EVC acquisition offset by increased raw material costs.

Selling, distribution and administrative expenses increased $5.9 million, or 2.8%, due to the inclusion of first quarter of fiscal 2014 EVC sales and higher legal expenses associated with the California Sales Representative Litigation during the first nine months of fiscal 2014.  Selling, distribution and administrative expenses also increased as a percentage of net sales due to a $1.9 million increase in depreciation and amortization of intangibles, partially offset by the benefits of the restructuring actions initiated during the fourth quarter of fiscal 2013. We implemented a new enterprise resource planning (“ERP”) system effective December 1, 2012, and, therefore, began depreciating previously capitalized costs associated with this endeavor during the second quarter of our fiscal 2013.

We incurred $5.4 million of legal fees and settlement costs during the first nine months of fiscal 2014 associated with the California Sales Representative Litigation compared to $1.0 million in the first nine months of 2013 (see Note 6 — Commitments and Contingencies). Of the $5.4 million, $4.4 million was included in selling, distribution and administrative expenses while $1.0 million was included in interest expense, net, on the condensed consolidated statement of operations.

The 2013 comparative period includes a $1.4 million favorable adjustment related to a legal settlement and a $1.3 million favorable adjustment to the contingent consideration liability associated with a 2011 acquisition.

Operating profit decreased $4.4 million for the first nine months of fiscal 2014 to a profit of $21.5 million compared with $25.9 million in the first nine months of fiscal 2013. Operating profit for the first nine months of fiscal 2014 was impacted by the inclusion of the legal and settlement costs described above, $1.1 million of fire related costs and $1.1 million of acquisition and integration costs associated with the acquisition of EVC, the continued integration of recently acquired operations in the United Kingdom and the write down of the value of a building that was sold in March 2014. Operating profit for the first nine months of fiscal 2013 was similarly impacted by the inclusion of $2.9 million of acquisition and integration costs.

Interest expense, net increased from $6.5 million for the first nine months of fiscal 2013 to $8.2 million for the first nine months of fiscal 2014 due the inclusion of $1.1 million in interest expense associated with settlements made in the California Sales Representative Litigation as well as increased borrowings under our 2010 Credit Facility that were used to fund the acquisition of EVC.  Interest expense, net includes $0.4 million of interest income attributable to the loan made to our innovation partner, Adco (see Note 10 — Loan to Innovation Partner).

The effective tax rate for the first nine months of fiscal 2014 was 38.8%, compared with 34.9% in the first nine months of fiscal 2013.  The rate increased from the prior year primarily due to the non-recurrence of the extension of the U.S. research and development tax credit in the third quarter of fiscal year 2013, the non-recurrence of a favorable discrete item in the third quarter of fiscal 2013 for a closed audit, an increase in foreign permanent non-deductible expenses and an increase in state tax expense as a result of changes in state laws.

Diluted earnings per share generated in the first nine months of fiscal 2014 totaled $0.20, compared to $0.56 in the first nine months of fiscal 2013.

Liquidity and Capital Resources

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our 2010 Credit Facility, which provides for a maximum borrowing capacity of $288 million. As of May 31, 2014, we had $24.6 million available under our 2010 Credit Facility. In addition, at May 31, 2014, we had $7.2 million of industrial revenue bonds outstanding that are due in 2018. Our industrial revenue bonds were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of our facility in DeSoto, Texas. We have outstanding letters of credit totaling $9.9 million for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs and securing certain environmental obligations. These letters of credit were issued under our 2010 Credit Facility as of May 31, 2014, thereby reducing the total availability under the facility by such amount.

As of May 31, 2014, we had $3.3 million in cash and cash equivalents, of which $2.4 million was held by our foreign subsidiaries. Cash and cash equivalents held by our foreign subsidiaries averaged $11.8 million during the first nine months of fiscal 2014.  If in the future it becomes necessary to use all or a portion of the accumulated earnings generated by our foreign subsidiaries for our U.S. operations, we would be required to accrue and to pay U.S. taxes on the funds repatriated for use within our U.S. operations.  Our plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. Rather, our intent is to reinvest earnings generated by our foreign subsidiaries indefinitely outside of the U.S. for purposes including, but not limited to, growing our international operations through acquisitions.

Our obligations under the 2010 Credit Facility, as amended, will become current during fiscal year 2014, and as such, we are reviewing refinancing alternatives and intend to refinance our Credit Facility during the fourth quarter, which could affect our interest expense during future fiscal quarters.  Our ability to satisfy our working capital, capital expenditure and other anticipated cash requirements will depend on refinancing our capital structure.  While we do not expect the sources of or intended uses for our cash to change significantly in the foreseeable future, we are unable to forecast the impact of the recent fire at the Aerosol Facility may have on our cash requirements.  Decisions related to the Aerosol Facility will affect cash usages in the next twelve months.

We have an effective shelf registration statement that registers up to an aggregate of $300 million of equity, debt, and certain other types of securities that we may issue and sell through one or more future offerings. The net proceeds from the sale of any securities pursuant to the shelf registration statement may be used for general corporate purposes.

Net debt, which is defined as Current maturities of long-term debt plus Long-term debt, less current maturities minus Cash and cash equivalents, as of May 31, 2014 was $208.5 million, representing an increase of $1.0 million compared with August 31, 2013. The increase in net debt primarily reflects net borrowings on our Revolving Credit Facility in the first half of fiscal 2014, which combined with cash provided by operating activities of $7.5 million, were used to fund capital expenditures of $7.4 million and dividend payments of $3.4 million.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Net cash provided by our operating activities totaled $7.5 million during the first nine months of fiscal 2014, compared with net cash provided by operating activities of $18.0 million in the prior year period. Cash provided by operations decreased $10.5 million in the first nine months of fiscal 2014 compared with the same year ago period due to increased management bonus payments related to fiscal 2013 and lower management bonus accruals in the current year, payments made related to our restructuring plans and lower net income.

Included in cash flow from operating activities for the nine months ended May 31, 2014 and 2013 are $8.5 million and $5.7 million of interest payments, respectively.  Cash flows from operating activities also included $7.7 million and $4.9 million of cash paid for income taxes in the first nine months of fiscal 2014 and 2013, respectively.

Management believes that investing in assets and programs that will increase the return on our invested capital over time is a key factor in creating stockholder value. We invested $7.4 million and $8.5 million in the first nine months of fiscal year 2014 and 2013, respectively. We expect to make capital expenditures of approximately $9.0 million to $10.0 million in fiscal year 2014, excluding any capital expenditures we determine are necessary with the construction or replacement of our Aerosol Facility.

Cash flow used by financing activities was $0.9 million for the first nine months of fiscal 2014 as compared to cash flow provided by financing activities of $106.5 million in the first nine months of fiscal 2013.  Fiscal 2013 includes borrowings under the 2010 Credit Facility to fund our acquisition of EVC on December 1, 2012.  In October 2013, the Board of Directors approved an increase in the quarterly dividends per share from 4 cents to 5 cents, resulting in a $0.7 million increase in dividend payments in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, operating leases, securitized borrowings, purchase obligations and uncertain tax positions.  See Note 5 — Debt Obligations to our accompanying condensed consolidated financial statements for more details.

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended August 31, 2013 during the first nine months of fiscal 2014.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains, and other written or oral statements made by or on behalf of us may include, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Specifically, forward-looking statements may include, but are not limited to:

•                  statements relating to the fire at our Aerosol Facility and its aftermath, including the extent of the losses, the impact of production, customer relationships, market shares and revenues, future claims and estimated insurance recoveries;

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

•                  impact of the fire on financial results;

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

A variety of other risks and uncertainties could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. A number of those risks are discussed in Part I, Item 1A. Risk Factors within our Form 10-K and updated in Part II, Item 1A Risk Factors of our Quarterly Report on Form 10-Q.

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

Item 4.                                 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of May 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

There have not been any change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report, which has materially affected, is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                        Risk Factors

The risk factors as previously disclosed in Item 1A of our Form 10-K for our fiscal year ended August 31, 2013 and our Form 10-Q for the quarter ended February 28, 2014, are hereby supplemented by the following risk factor:

We are unable to produce aerosol products at our facility in Marietta, Georgia due to the occurrence of a fire at the facility.  We do not have a back-up manufacturing facility for the production of our aerosol products.  As a result of the fire, we may be unable to fulfill customer orders which could result in temporary or permanent revenue loss and we may incur substantial losses and liability to third parties, for which our insurance coverage may not provide adequate compensation. Our efforts to manage the aftermath of the fire are consuming a substantial amount of time and efforts of our senior management team.

On May 23, 2014, a fire occurred at our aerosol manufacturing facility located in Marietta, Georgia (the “Aerosol Facility”), preventing us from continuing to operate the Aerosol Facility.  The fire, the origin of which is unknown, destroyed our chemical raw material warehouse and damaged other supporting infrastructure that contains our production equipment.  Some of the work in process, raw material and finished goods inventory located there was also destroyed or damaged.  We continue to evaluate the extent of the damage resulting from the fire and the total amount of loss is unknown at this time.  We do not know when or if we will resume production at the Aerosol Facility.  We are currently evaluating the possibilities of rebuilding the facility in another location or outsourcing permanently the production of the products formerly manufactured at the Aerosol Facility.  On an annual basis, we produced approximately 60 million cans of various aerosol products at the Aerosol Facility, which we sell into many of our end-markets.  The products manufactured at the Aerosol Facility included cleaning and maintenance chemicals, lubricants and automotive brake cleaner and accounted for approximately 19% of our revenue for fiscal 2013.  We have arranged for a contract manufacturer, which was already producing certain aerosol products for us, to produce additional products formerly produced in the Aerosol Facility.  We are assisting the contract manufacturer in its efforts to satisfy our requirements for the products by loaning it production equipment and by assigning some of our production associates to work at its facilities.  However, despite these efforts, the contract manufacturer is currently unable to manufacture our products in the volume required to satisfy all customer requirements for the products.  Furthermore, we are likely to experience a delay in obtaining supplies of some raw materials necessary for the contract manufacturer to produce our products at the required rate.  Our contract with the contract manufacturer gives the contract manufacturer the right to terminate the contract without cause upon 90 days’ notice.  Our inability to fulfill customer requirements has resulted in the loss of certain private-label customers and will likely result in temporary or permanent loss of customers or market share for our aerosol products, and thus, a loss of revenue, which may be material. Any material loss of revenue resulting from the fire and its aftermath could have a material impact on our financial condition and results of operations.

We may be liable to third parties as a result of damage to or destruction of their property or as a result of the release of hazardous substances into the environment during the fire.  We may also be liable to regulatory authorities for failure to notify them of the release of hazardous substances into the environment during the fire in a timely fashion or for damage to the environment caused by the release of hazardous substances during the fire.  We cannot estimate the amount of such exposure at this time.  It is possible that these and other fire-related liabilities will exceed our insurance recoveries.  We maintain $300 million in Property Damage and Business Interruption insurance coverage subject to various sublimits, including a limit of $500,000 for land and water contaminant cleanup, removal and disposal on the property of third parties.  We also maintain $75 million of General Liability insurance coverage.  Our insurance coverage may not fully compensate us for all of the losses we incur as a result of the fire, which in turn, could have a material adverse impact on our financial condition and results of operations.  Additionally, the timing of our receipt of insurance proceeds from losses relating to the fire is out of our control and may be materially different from when those losses are incurred.

Responding to the fire and its aftermath is consuming a substantial amount of the time and efforts of our senior management team.  As a result, members of our senior management team may be delayed in their ability to pursue other selected pre-existing initiatives to improve the efficiency of our operations and to achieve other strategic goals while they tend to fire-related matters.  Likewise, the efforts of our supply-chain managers has been diverted to managing the contract manufacturer, to obtaining adequate supplies of raw materials in a timely fashion and to evaluating the possibility of utilizing other contract manufacturers to produce certain of our aerosol products.  The diversion of the attention of our management team from other matters is expected to continue for the immediate future.

Item 6.                                 Exhibits

Exhibits are listed on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT
Zep Inc.

Date: July 10, 2014	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date: July 10, 2014	/s/ Mark R. Bachmann
MARK R. BACHMANN
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

Exhibit No.	Description
3(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 26, 2007, which is incorporated herein by reference.

3(b)	Amended and Restated By-Laws of Zep Inc. (effective January 8, 2014)	Reference is made to Exhibit 3(b) of registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 9, 2014, which is incorporated herein by reference.

10.1	Contract Manufacturing Agreement, dated as of May 30, 2014 between Amrep. Inc. and Apollo Technologies, Inc.	Reference is made to Exhibit 10.1 of registrant’s Form 8-K as filed with the Securities and Exchange Commission on June 27, 2014, which is incorporated herein by reference.

10.2	Amendment to the Contract Manufacturing Agreement’s Section 9 Insurance, dated June 16, 2014 between Amrep, Inc. and Apollo Technologies, Inc.	Reference is made to Exhibit 10.2 of registrant’s Form 8-K as filed with the Securities and Exchange Commission on June 27, 2014, which is incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

31(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

32(a)	Section 1350 Certification, signed by John K. Morgan	Furnished with the Securities and Exchange Commission as part of this Form 10-Q.

32(b)	Section 1350 Certification, signed by Mark R. Bachmann	Furnished with the Securities and Exchange Commission as part of this Form 10-Q.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*  Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) — May 31, 2014 and August 31, 2013; (ii) Condensed Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended May 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) — Three and Nine Months Ended May 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended May 31, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).