Form 10-K
period 2014-08-31
Zep Inc.
filed 2014-11-12
CIK 1408287

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2014.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Based on the closing price of the registrant's common stock of $17.60 as quoted on the New York Stock Exchange on February 28, 2014, the aggregate market value of voting stock held by nonaffiliates of the registrant was $201,152,037.

The number of shares outstanding of the registrant's common stock, $0.01 par value, was 22,961,274 as of November 6, 2014.

Documents Incorporated by Reference

Location in Form 10K	Incorporated Document
Part III	Definitive Proxy Statement for January 7, 2015 Annual Meeting of Stockholders

Zep Inc.

Cautionary Statement Regarding Forward-Looking Information

This filing contains, and other written or oral statements made by or on our behalf may include, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission ("SEC") or in connection with oral statements made to the media, potential investors or others. Specifically, forward-looking statements may include, but are not limited to:

  •
  statements relating to our future economic performance, business prospects, strategy, revenue, income, and financial condition;

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

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results, expectations, or outcomes to differ materially from our historical experience as well as management's present expectations or projections. These risks and uncertainties include, but are not limited to:

  •
  the impact of the fire that occurred at our aerosol manufacturing facility on May 23, 2014 on our financial results, operations and prospects;

  •
  general economic conditions;

  •
  the cost or availability of raw materials;

  •
  competition in the markets we serve;

  •
  our ability to realize anticipated benefits from strategic planning and restructuring initiatives and the timing of the benefits of such actions;

  •
  market demand for our products and/or services;

  •
  our ability to maintain our customer relationships; and

  •
  litigation and other contingent liabilities, such as environmental matters.

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

PART I

Item 1. Business

  Our Business

Zep Inc. is a leading consumable chemical packaged goods company, providing a wide variety of high-performance chemicals and related products and services that help professionals maintain, clean and protect their assets. We market our products and services under well-recognized brand names, including Zep®, Zep Professional®, Zep Commercial®, Zep Automotive® and other Zep Inc. brands. Our common stock is listed on the New York Stock Exchange under the ticker symbol "ZEP".

During our fiscal year ended August 31, 2014, we generated net sales of $696.5 million and net income of $8.4 million. As of August 31, 2014, we had total assets of $556.2 million. We sell our products to nearly 200,000 customers, which are located primarily in the United States. Sales in the United States account for approximately 83% of net sales, while sales in Europe and Canada accounted for 9% and 8%, respectively, of net sales for fiscal 2014.

We believe the worldwide market for all institutional maintenance and cleaning chemicals and services is approximately $75 billion, and in the United States is approximately $18 billion. We sell our products primarily into this market for use in the transportation, industrial maintenance and janitorial and sanitation ("Jan/San") markets. To a certain extent, all three are impacted by general economic conditions, including items such as employment and the level of industrial activity. Transportation-related maintenance and cleaning chemicals account for approximately 25% of the U.S. market and demand in this sub-market is driven by such factors as new-vehicle production, gas prices, miles driven and average vehicle age, among others. Industrial maintenance-related chemicals account for approximately 15% of the U.S. market, with demand driven by such factors as industrial production and employment, among others. Jan/San and Institutional products account for approximately 60% of the U.S. market and demand is driven by such factors as employment and accepted practices in the Jan/San industry, among others.

  •
  Our Transportation teams focus on selling maintenance and cleaning chemicals to vehicle wash operators including both car wash and fleet wash operators, such as Circle K, Penske Truck Rental and Ryder Truck Rental; automotive aftermarket retailers, such as Advance Auto Parts, Inc., AutoZone Parts Inc. and NAPA; automotive manufacturers, such as Kia Motors America, Inc., Subaru of America, Inc. and Toyota Motor Sales USA, Inc.; and other mass and specialty retailers with automotive maintenance and cleaning offerings, such as CarMax, Inc. We utilize a combination of direct sales and service, sales through distributors and sales through retailers to reach our transportation customers.

  •
  Our Industrial Maintenance and Repair ("MRO") teams focus on selling maintenance and cleaning chemicals to industrial customers in a wide variety of industries utilizing a combination of direct sales and service in addition to sales through distributors such as Fastenal Company and W.W. Grainger.

  •
  Our Jan/San and Institutional teams focus on selling maintenance and cleaning chemicals to a wide variety of customers. We utilize a combination of direct sales and service, sales through distributors such as Bunzl, Fastenal Company, HD Supply, Interline Brands, Inc., Lagasse Inc., National Cooperative Purchasing Alliance, TripleS, and W.W. Grainger Inc., and sales through retailers such as Canadian Tire, The Home Depot, Lowes, Meijer, Menard's, Tractor Supply Co. and Wal-Mart, to reach our Jan/San and Institutional customers.

Since becoming a public company in October 2007, we have completed seven acquisitions that we believe enhance our access to growing channels of distribution and to supplement our product offerings. We believe that our multi-channel sales capability is valued by our customers and provides an additional competitive advantage. We believe that customers who purchase from our sales and service organization value the combination of sales and service, which includes expertise regarding application uses, safety aspects, product selection, specific formulations, inventory management, customer associate training and equipment. We believe these services often reduce the total cost of our customers' maintenance and cleaning needs. For those customers who prefer the benefits of integrated supply, we make our products available through a wide variety of generalist and specialty distributors. Finally, for those customers who desire the speed and convenience of retailers, we continue to expand the availability of our products at a variety of home improvement retailers, auto parts retailers, mass merchandisers, club stores and specialty retailers.

These sales capabilities are significantly enhanced by a variety of common shared services functions including our integrated supply chain, research and development, customer service and other administrative functions.

Acquisitions

We began to implement our acquisition strategy in fiscal 2010. In January 2010, we acquired Amrep, Inc., ("Amrep"), a leader in maintenance chemicals for the automotive aftermarket as well as the janitorial market sold through distributors. In September 2010, we acquired certain assets and liabilities from Waterbury Companies, Inc., including certain air-care brands. These two acquisitions gave us a solid presence in the industrial distribution market, and strengthened our position in the retail market. The acquisition of Amrep also allowed us to further consolidate our manufacturing operations. In October 2010, we acquired the assets of Niagara National, LLC, ("Niagara") which complements the strength of our direct sales organization in the vehicle-wash market, specifically in the truck and fleet washing equipment markets.

In January 2012, through the acquisition of Hale Group Limited, we built upon our existing European capabilities by establishing a presence in the United Kingdom's cleaning and maintenance chemicals market. In June 2012, we acquired Mykal Industries Limited, also based in the United Kingdom, which represents our first investment targeting Europe's retail and distribution sales channels. The fiscal 2012 acquisition of Washtronics of America expanded our product portfolio and access to market by further strengthening our position in truck and fleet wash.

In December 2012 we completed the acquisition of Ecolab's Vehicle Care division ("EVC"). The combination of EVC, Niagara and our existing North American Sales and Service vehicle wash operations created a new platform that we refer to as "Zep Vehicle Care" or "ZVC". ZVC—which is based in Minnesota—is a leading provider of vehicle care products, including soaps, polishes, sealants, wheel and tire treatments and air fresheners to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers. ZVC provides car, truck and fleet wash operators with high efficacy products for their wash tunnels and facilities.

Fire at Aerosol Manufacturing Facility

On May 23, 2014, a fire occurred at our aerosol manufacturing facility located in Marietta, Georgia (the "Aerosol Facility"). The fire, the cause of which remains unknown, destroyed our chemical raw material warehouse and damaged other supporting infrastructure that contains or supports our production equipment. Some of the work in process, raw material and finished goods inventory located there was also destroyed or damaged. The products manufactured at the Aerosol Facility included cleaning and maintenance chemicals, lubricants and automotive brake cleaner and accounted for approximately 19% of our revenue for fiscal 2013.

We have arranged for contract manufacturers, one of which was already producing certain aerosol products for us, to manufacture products formerly produced in the Aerosol Facility. We also resumed production at the Aerosol Facility on a limited basis in an attempt to mitigate revenue loss resulting from the fire. We are assisting the contract manufacturers in their efforts to satisfy our requirements for the products by loaning them production equipment and assigning some of our associates to work with them, as needed. However, despite these efforts, the contract manufacturers are currently unable to manufacture our products in the volume and mix required to satisfy all customer requirements for the products. Furthermore, we experienced delays in obtaining some raw material supplies necessary for the contract manufacturer to produce our products at the required rate as a result of the time needed to replenish raw materials destroyed in the fire. These conditions could continue in the foreseeable future.

Our inability to fulfill customer requirements has resulted in the loss of certain customers and will likely result in temporary or permanent loss of customers or market share for certain of our aerosol products, and, thus, may cause a loss of revenue, which may be material. The impact of lost sales related to the fire for fiscal 2014 was approximately $7.5 million with an estimated impact to profit before tax of $2.4 million. We expect that for at least the next few quarters our business will continue to be impacted by the inability to fully meet customer requirements. We expect that our business interruption insurance will cover these losses for a period of time that will be determined through discussion with our insurance companies. No insurance recoveries have been recorded to date related to lost sales. The timing of the receipt of insurance proceeds from losses relating to the fire may be different than from when those losses are incurred or when cash is spent. Any material loss of revenue resulting from the fire and its aftermath that is not covered by our insurance policy could have a material impact on our financial condition and results of operations.

Through August 31, 2014, we have incurred costs totaling $18.1 million related to the fire, including a $3.0 million write-off of fixed assets and a $2.1 million write-down of inventory. Based on the provisions of the Company's insurance policies and management's estimates, the losses incurred have been reduced by the estimated insurance recoveries. The Company has determined that recovery of the incurred losses is probable and recorded $18.1 million of insurance recoveries through August 31, 2014. In June 2014, we received $5.0 million of insurance proceeds, representing an advance of funds to defray the expenses we incurred to begin cleaning the property, to evaluate the extent of the damage and to outsource the production of our products to the contract manufacturers. As a result, the insurance receivable balance was $13.1 million as of August 31, 2014. In September 2014, we received an additional $11.9 million of insurance proceeds as an advance for the damage to the facility.

See additional information related to the impact of the fire at Note 2—Fire at Aerosol Manufacturing Facility and Part I, Item 1A. Risk Factors.

Our Strategy and Long-Term Financial Objectives

Our strategy is to be a leading provider of maintenance and cleaning products and services to customers engaged in Transportation, Industrial/MRO and Jan/San and Institutional markets. We believe we have transformed our business over the past five years by developing a multi-channel and multi-brand approach designed to serve our customers the way they want to be served. Our primary retail brand, Zep Commercial, is available at thousands of retail locations throughout North America, including Ace Hardware, The Home Depot, Lowes, Menards, Tractor Supply, and True Value. Furthermore, we have significantly increased the percentage of our total sales generated from the distribution and retail channels. We believe the execution of our strategy has increased the global reach of Zep's brands. As part of this strategy, we established a presence in the United Kingdom, and are building our network of distributors in China.

The combination of these actions has driven broader access to markets and an expanded product portfolio, but also increased the complexity that comes with managing distinct information systems, inventories, go-to-market strategies, and related processes. In the near-term, we intend to focus on business simplification while making strategic investments to organically grow the business. In addition to strengthening our balance sheet, we intend for these actions to deliver improved gross margins as well as a reduction in fixed costs. We will continue to invest in product innovation and market expansion as a means to achieve organic revenue growth.

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

  •
  Annualized earnings per share increases of 11 - 13%; and

  •
  Returns on invested capital in excess of cost of capital.

Our Competition

The market for maintenance and cleaning chemicals and related services is both highly competitive and fragmented. Competition is based primarily on product quality, price, brand name recognition and customer service. We compete with numerous market leaders in specialized market verticals such as food processing, vehicle care and automotive maintenance. It is also fragmented with numerous local and regional operators selling directly to customers, or through distributors and national competitors such as Church & Dwight Co., The Clorox Company, Ecolab Inc., NCH Corporation, Inc., Procter & Gamble, S.C. Johnson & Sons, Inc., Sealed Air, and WD-40. Furthermore, barriers to entry and expansion in the industry are low, which may lead to additional competitive pressure in the future. In the industrial and institutional market, we believe we are one of the top four market leaders in the U.S., which we believe collectively hold slightly less than 25% of the total market share.

Seasonality and Cyclicality

Our business exhibits seasonality, with net sales being affected by weather, the annual budget cycles of major customers and the number of available selling days, which favor the second half of our fiscal year in terms of sales, earnings, and cash flow.

Demand for our products is partially dependent on economic conditions such as gross domestic product and on demand drivers in the markets we serve, such as trends in employment, industrial production, new vehicle sales and accepted maintenance and cleaning practices.

Our Products

We maintain a portfolio of over 4,000 formulations to support our customers' maintenance and cleaning solution needs. We frequently refresh our product lines and service offerings through the introduction of new technologies, applications and services designed to meet the demands of our customers and the industries we serve. Our product portfolio consists of three major categories, including automotive cleaning and maintenance; equipment repair and maintenance; and Jan/San products.

Many of our formulations are trade secrets and the value of the formulations to our business depends on our ability to maintain them as trade secrets. We own, or have pending, approximately 600 domestic and foreign trademark registrations. Our trademarks and formulations are important to our business. We employ a staff of chemists and technical support personnel who develop new products and support our sales and marketing organizations and our customers. We also license new products and technologies from third parties and engage others to assist with product development.

Manufacturing

We manufacture our products at nine facilities located in the United States, Canada, the Netherlands, Italy, and United Kingdom. The five United States facilities produce approximately 85% of our manufactured product. Certain finished goods purchased from contract manufacturers and finished goods suppliers supplement the products that we manufacture. Sales of finished products manufactured for us by third party suppliers currently account for approximately 30% of our net sales volume. Outsourced product is predominately manufactured in the United States.

Many of the chemical and packaging raw materials we use are petroleum-based, including surfactants, polymers, resins and solvents, and, therefore, are affected by the price of oil or its derivatives. Additionally, some of the raw materials we use are agriculture-based commodities, which are subject to changes in availability and price. We purchase most chemical and packaging raw materials on the open market. Although we do not currently engage in any commodity hedging transactions for raw materials, we have committed, and expect to continue to commit, to purchase certain materials for specified periods of time. Furthermore, we constantly monitor and investigate alternative suppliers and materials based on numerous attributes including quality, service and price. Accordingly, the cost of products sold may be affected by changes in the market price of raw materials or the sourcing of finished goods. Due to the mix of purchases (raw materials, components parts and finished goods), the timing of price increases and other economic and competitive forces within the supply chain, it is not possible to determine the financial impact of future changes in the market price of these raw materials.

Products are shipped to our customers utilizing a variety of common and local carriers from strategically located, company-operated branch warehouses throughout North America and Europe and from warehouses maintained by third party logistics companies, which are supplied directly from our production facilities and by one large distribution center in Atlanta, Georgia.

Environmental Regulation

Our operations are regulated under a number of environmental, health and safety laws and regulations. Compliance with these laws and regulations is a requirement for us and, as a result, we incur significant costs to ensure we are in compliance, including costs due to activities such as transporting and managing hazardous materials, waste disposal and proper storage and handling of materials. Furthermore, if we are found to be in violation of such laws and regulations, we could be subject to fines and penalties, disruptions of our business or product recalls. In addition to an increase in costs of manufacturing and delivering our products, a change in production or product regulations could result in disruptions of our business and potentially cause economic or consequential losses resulting from our inability to meet the demands of our customers for our products.

The environmental regulations we believe are most significant to us are summarized below.

  Toxic Substances

We are subject to various laws and regulations governing the production, transport and import of industrial chemicals. In the United States, the Toxic Substances Control Act gives the U.S. Environmental Protection Agency ("EPA") the authority to track, test and/or ban chemicals that may pose an environmental or human-health hazard. In addition, we are required to comply with certification, testing, labeling and transportation requirements associated with regulated chemicals. In the European Union, we are subject to certain of the compliance obligations under the EU European Community Directive "Registration, Evaluation, Authorization, and Restriction of Chemicals" (EU Directive No. 2006/1907). This directive imposes several requirements related to the identification and management of risks related to chemical substances manufactured or marketed in Europe.

  Globally Harmonized System (GHS)

In 2003, the United Nations issued a standard on hazard communication and labeling of chemical products known as the Globally Harmonized System of Classification and Labeling of Chemicals ("GHS"). GHS is designed to facilitate international trade and to increase safe handling and use of hazardous chemicals through a worldwide system that classifies chemicals based on their intrinsic hazards and communicates information about those hazards through standardized product labels and safety data sheets ("SDSs"). Most countries in which we operate will adopt legislation similar or related to GHS, and numerous countries already have done so. The United States Occupational Safety and Health Administration ("OSHA") updated the Hazard Communication Standard by adopting the GHS standards, with final rules issued in 2012. Employers were required to train associates on the new label elements and SDS format by December 1, 2013, which the Company completed. All companies must update labels and provide compliant SDSs by June 1, 2015, except distributors may ship products labeled by manufacturers under the old system until December 1, 2015. The primary cost of compliance revolves around reclassifying products, revising SDSs and product labels, and communications with customers. We estimate that the costs to comply with current GHS requirements could be as much as $2 million for fiscal 2015 and we must complete these requirements by June 2015.

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

In general, FIFRA and the similar state and foreign statutes require the registration of pesticides before sale or distribution. Pursuant to FIFRA, a pesticide is any substance intended to prevent, destroy, repel or mitigate any pest or intended for use as a plant regulator. The term includes disinfecting and sanitizing products that kill micro-organisms, such as bacteria, viruses and fungi, because such micro-organisms are considered "pests." To register these products, we must demonstrate to the satisfaction of the regulatory agency that (i) the composition of the product warrants the pesticidal claims made with respect to the product; (ii) the label for the product meets the disclosure standards of the statute or regulations; (iii) the product will perform its intended function without unreasonable adverse effects on the environment; (iv) the product, when used in accordance with widespread and commonly recognized practice, will not generally cause unreasonable adverse effects on the environment; and (v) there is a reasonable certainty that residues of the product in food will cause no harm to consumers. To maintain our registrations, we must file with the various regulatory agencies in the United States and other countries labels reflecting any variations from the approved label on file with the agency.

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

In June 2014, we entered into a consent order with the EPA and agreed to pay a civil penalty in the amount of $0.9 million to resolve the EPA's allegations that one of our subsidiaries (i) sold an unregistered pesticide, (ii) sold a misbranded pesticide, and (iii) provided false compliance certification statements regarding good laboratory practices for three studies submitted to the EPA. The Company neither admitted nor denied the EPA's factual allegations and legal conclusions as set forth in the consent order. We agreed to the consent order to avoid the expense of litigation. Our subsidiary no longer manufactures the product at issue.

  Ingredient Regulation

Numerous laws and regulations relate to the sale of products containing phosphorous, volatile organic compounds or other ingredients that may impact human health and the environment. Specifically, the State of California has enacted Proposition 65, which requires us to disclose specified listed chemical ingredients on the labels of our products. Recent California legislation, called the "Green Chemistry Initiative," regulates products that contain chemicals deemed to exhibit a "hazard trait" such as carcinogenicity, toxicity or mutagenicity. Similar legislation is under consideration in other states. As a result of this type of legislation, we may be required to disclose certain of our proprietary product formulations, the identity of the chemicals used in certain of our products and chemical and market data with respect to certain of our products to the California Department of Toxic Substance Control (the "DTSC") or other state agencies. We intend to request protective treatment for any proprietary confidential business information that we may be required to disclose. However, we may be unable to retain trade secret protection for our formulations. Loss of trade secret protection for a product formulation could enable our competitors to duplicate the product. Our failure to protect our trademarks and trade names, or any adverse judgment with respect to infringement of others' intellectual property rights, may have a material adverse effect on our business, financial condition, results of operations, and cash flow.

  FDA Antimicrobial Product Requirements

Various laws and regulations regulate certain products manufactured and sold by us for controlling microbial growth on humans, animals and foods. In the United States, these requirements generally are administered by the U.S. Food and Drug Administration ("FDA"). However, the U.S. Department of Agriculture and EPA also may share in regulatory jurisdiction of antimicrobials applied to food. The FDA codifies "Good Manufacturing Practices" for these products in order to ensure product quality, safety and effectiveness. The FDA also has been expanding requirements applicable to such products, including proposing regulations for over-the-counter ("OTC") antiseptic drug products, which may impose additional requirements associated with antimicrobial hand care products and associated costs when finalized by the FDA. To date, such requirements have not had a material adverse effect on our consolidated results of operations, financial position or cash flow.

  Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)

Our operations involve the handling, transportation and use of numerous hazardous substances; therefore, many of our facilities are subject to various laws and regulations governing the discharge, transportation, use, handling, storage and disposal of hazardous substances. In the United States, these statutes include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and CERCLA, as well as analogous state laws. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, including the Emergency Planning and Community Right-to-Know Act, which impose reporting requirements when toxic substances are released into the environment. We may be liable under CERCLA or its state, local or foreign equivalents and under numerous other federal, state and local laws for the costs of environmental contamination on or from our properties and at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous waste. In addition, we are aware that there is soil or groundwater contamination at certain of our facilities resulting from past operations at those locations. Generally, CERCLA imposes liability on each potentially responsible party ("PRP") that actually contributed hazardous waste to a site. Customarily, PRPs will work with the EPA to agree on and implement a plan for site investigation and remediation. Based on our experience with these environmental proceedings and our estimate of the contribution to be made by other PRPs with the financial ability to pay their shares, we believe that our share of the costs at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flow.

  Environmental Permits and Licensing

In the ordinary course of our business, we are subject to environmental inspections and monitoring by governmental enforcement authorities. In addition, our production facilities, warehouse facilities and operations require operating permits that are subject to renewal, modification and revocation. We believe that we are currently in material compliance with existing permit and licensing requirements at our facilities. Based on available information, we believe that costs associated with any failure to satisfy our permit and licensing obligations will not have a material adverse effect on our business, financial condition, results of operations or cash flow.

 Employees

As of August 31, 2014, we had approximately 2,300 employees, including approximately 1,850 in North America, 450 in Europe and 10 in China. We estimate that 150 of our employees are subject to collective bargaining agreements in the United States and Europe.

International Operations

See Note 18—Geographic Distribution of Operations in the accompanying audited consolidated financial statements for information regarding the geographic distribution of net sales, and long-lived assets.

Available Information

We were incorporated in 2007 under the laws of Delaware. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K (and all amendments to these reports), together with all reports filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended ("Exchange Act") by our officers, directors, and beneficial owners of 10% or more of our common stock, available free of charge through the "SEC Filings" link on our website, located at www.zepinc.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on our website is not incorporated by reference into this Annual Report on Form 10-K. Our reports are also available at the Securities and Exchange Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or on their website at www.sec.gov. The SEC may be contacted regarding such requests at 1-800-SEC-0330.

We have adopted a written Code of Ethics and Business Conduct that applies to all of our directors, officers, and associates, including our chief executive officer and chief financial officer. The Code of Ethics and Business Conduct and our Corporate Governance Guidelines are available free of charge through the "Corporate Governance" link on our website at www.zepinc.com. The charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available free of charge through the "Corporate Governance" link on our website. Each of the Code of Ethics and Business Conduct, the Corporate Governance Guidelines, and the committee charters is available in print to any of our stockholders by written request. Such requests should be directed to the Corporate Secretary, Zep Inc., 1310 Seaboard Industrial Boulevard, Atlanta, Georgia 30318. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of this Code of Ethics and Business Conduct applicable to our chief executive officer and chief financial officer by posting such information within the investor relations corporate governance sections on our website at www.zepinc.com.

Item 1A. Risk Factors

The following are important factors that could materially adversely affect our business, financial condition and results of operations. Such factors could also cause our actual results for future periods to differ materially from our expectations, including those expressed in or implied by any forward-looking statements contained in this Annual Report on Form 10-K and in other written or oral statements made by us or on our behalf. These risks could cause the market price of our securities to decrease. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us also may adversely affect our business, financial condition and results of operations. See the section entitled "Cautionary Statement Regarding Forward-Looking Information."

 Risks Related to our Business

  We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

In connection with management's annual assessment of the effectiveness of our internal control over financial reporting as of and for the year ended August 31, 2014, we concluded a material weakness exists in the financial statement close process due to the lack of sufficient controls over management's review of account reconciliations and manual journal entries. Specifically, the account reconciliation review control is not being performed at the required precision to detect misstatements and therefore it is reasonably possible that an aggregation of undetected immaterial errors could result in a subsequent material misstatement. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See "Item 9A. Controls and Procedures" in this Annual Report on Form 10-K.

We are in the process of remediating this material weakness, including enhancing our complement of resources with accounting and internal control knowledge through additional hiring and/or training to implement and perform additional controls over the preparation and review of manual journal entries and account reconciliations. We plan to develop formal policies and improved processes, including an approval control for manual journal entries, with the objective of preventing errors prior to posting to the general ledger. When fully implemented and operating effectively, such enhancements are expected to remediate the material weakness described above. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. However, we cannot determine how long it will take to remediate the weakness or provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

  We are unable to produce aerosol products at our facility in Marietta, Georgia due to the occurrence of a fire at the facility. As a result of the fire, we have been unable to fulfill customer orders and may be unable to fulfill customer orders in the future which could result in temporary or permanent revenue loss, and we may incur substantial losses and liability to third parties, for which our insurance coverage may not provide adequate compensation. Our efforts to manage the aftermath of the fire are consuming a substantial amount of time and efforts of our organization.

On May 23, 2014, a fire occurred at our Aerosol Facility located in Marietta, Georgia. The fire, the cause of which remains unknown, destroyed our chemical raw material warehouse and damaged other supporting infrastructure that contains or supports our production equipment. Some of the work in process, raw material and finished goods inventory located there was also destroyed or damaged. The products manufactured at the Aerosol Facility included cleaning and maintenance chemicals, lubricants and automotive brake cleaner and accounted for approximately 19% of our revenue for fiscal 2013.

We have arranged for contract manufacturers, one of which was already producing certain aerosol products for us, to manufacture products formerly produced in the Aerosol Facility. We also resumed production at the Aerosol Facility on a limited basis in an attempt to mitigate revenue loss resulting from the fire. We are assisting our contract manufacturers in their efforts to satisfy requirements for our products by loaning them production equipment and assigning some of our associates to work with them, as needed. However, despite these efforts, the contract manufacturers are currently unable to manufacture some of our products in the quantity and in the formulations required to satisfy some customer requirements for the products. Furthermore, because some of the raw materials destroyed in the fire represented long-term supplies that would normally have not been replenished at the rate required after the fire, we experienced delays in obtaining supplies of some of the raw materials needed by the contract manufacturer to produce our products. These conditions could continue in the foreseeable future.

Our inability to fulfill customer requirements has resulted in the loss of certain customers and will likely result in temporary or permanent loss of customers or market share for certain of our aerosol products, and, thus, may cause a loss of revenue, which may be material. The impact of lost sales related to the fire for fiscal 2014 was approximately $7.5 million with an estimated impact to profit before tax of $2.4 million. We expect that for at least the next few quarters our business will continue to be impacted by the inability to fully meet customer requirements. We expect that our business interruption insurance will cover these losses for a period of time that will be determined through discussion with our insurance companies. No insurance recoveries have been recorded to date related to lost sales. The timing of the receipt of insurance proceeds from losses relating to the fire may be materially different from when those losses are incurred versus when cash is spent. Any material loss of revenue resulting from the fire and its aftermath that is not covered by our insurance policy could have a material impact on our financial condition and results of operations.

We may be liable to third parties as a result of damage to or destruction of their property or as a result of the release of hazardous substances into the environment during the fire. We may also be liable to regulatory authorities for potential violations of regulatory requirements and/or for damage to the environment caused by the release of hazardous substances during the fire. We cannot fully estimate the amount of such exposure at this time.

We maintain $300 million in property damage and business interruption insurance coverage subject to various sublimits, including a $500,000 limit for land and water contaminant cleanup, removal and disposal on the property of third parties. We also maintain $75 million of general liability insurance coverage. Until we are able to fully replace the manufacturing capacity internally, we may incur higher operating costs by utilizing third party manufacturers to supply our production. Our insurance coverage may not fully compensate us for all of the losses we incur as a result of the fire, which in turn, could have a material adverse impact on our financial condition and results of operations. Additionally, the timing of our receipt of insurance proceeds from losses relating to the fire is controlled by our insurance carriers and release of proceeds may be materially different from when those losses are incurred or when cash is spent.

Responding to the fire and its aftermath is consuming a substantial amount of the time and efforts of our senior management team and other associates. As a result, while members of our senior management team and associates throughout the organization tend to fire-related matters, their ability to pursue other selected pre-existing initiatives to improve the efficiency of our operations and to achieve other strategic goals may be delayed. Likewise, the efforts of our supply-chain managers has been diverted to managing our contract manufacturers, to obtaining adequate supplies of raw materials in a timely fashion and to evaluating the possibility of utilizing other contract manufacturers to produce certain of our aerosol products. The diversion of the attention of our management team from other matters is expected to continue indefinitely.

We currently are evaluating several possible courses of action regarding replacement of the previous production capacity at the Aerosol Facility. Our failure to select the best course of action, or our failure to implement that course of action properly, may result in a further interruption to our sales, manufacturing, logistics and customer service. Any of these results could have a material adverse effect on our financial condition and results of operations.

  Our aerosol contract manufacturers could experience business interruptions, which would impact their ability to fulfill our requirements.

As part of our efforts to mitigate our revenue loss from the fire, we have arranged for contract manufacturers to produce a majority of our high demand products. Currently, one contract manufacturer is producing the majority of the outsourced aerosol products. If that contract manufacturer were to experience a business interruption, such as due to a natural disaster or industrial accident, for example, we would be unable to obtain these aerosol products until we were able to move the production to another location of that company or find another contract manufacturer to produce the products for us. The inability to obtain these aerosol products would have a material adverse effect on our financial condition, results of operations and cash flow.

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

Difficult economic conditions, in particular, downturns that affect the transportation, food processing, food service, manufacturing, government and housekeeping markets, in the U.S. and globally, have historically and may in the future negatively impact our business and financial results. The global and U.S. recessions that began in 2008 negatively impacted all of these markets. During periods of difficult economic conditions and uncertainty, we experience decreased demand for certain of our products as many customers either defer purchases or purchase lower-cost products. Currently, the European economy is experiencing recessionary conditions and the continuation or worsening of these conditions could have a negative impact on our results of operations. Credit quality also declines during periods of difficult economic conditions, which may negatively impact our ability to collect accounts receivable on a timely basis, or at all, from certain customers. Furthermore, the ability of certain suppliers to fill our orders for raw materials or other goods and services may decline in the future because of the diminished availability of credit. A prolonged period of difficult economic conditions, particularly one that affects the end-user markets listed above, could have a material adverse impact on our business, results of operations and financial condition.

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

Our industry is highly competitive. Our competition includes numerous local and regional operators and several national competitors. Many of our competitors are privately-held companies that have lower cost structures than ours or that have lower financial-return requirements than we have. Furthermore, barriers to entry and expansion in the industry are low, which may lead to additional competitive pressure in the future. We cannot assure you that we will be able to continue to compete successfully against current or future competitors or that changes in the source or the intensity of competitive pressure in the industry will not result in reduced market share that could negatively impact our financial condition and results of operations.

  We may be unable to sustain our significant customer relationships.

Our relationships with our largest customers depend on our ability to deliver high quality products and services. The loss or consolidation of, or substantial decrease in the volume of purchases by, one or more of our largest customers, including as a result of the fire at our Aerosol Facility, could harm our sales and profitability. We do not have contractual commitments with our largest customers to purchase our products, and they could sever their relationship with us with little or no notice. We have developed plans for reducing our cost structure if we were to lose one or more of our largest customers; however, we could not implement the actions contemplated by these plans immediately and we would incur substantial costs in doing so. Therefore, the loss of one or more of our large customers could have a material adverse effect on our financial condition and results of operations.

  We may not be able to attract and retain sufficiently qualified sales representatives and other key personnel.

Our success is dependent, in large part, upon the continued service of the sales representatives in our direct sales organization. Over the past three years, we have been focused on growth through acquisitions while curtailing investments in our salesforce expansion and, as a result, we have fewer sales representatives in our direct sales organization.

On October 1, 2014, we introduced a number of measures intended to improve the productivity of our North American Sales and Service direct sales force. However, we can provide no assurances that these measures will have the intended effect. Some of the measures, such as the cancellation of the exclusive-account agreements that we had with our most experienced North American direct sales representatives, may exacerbate the loss of these experienced sales representatives or may result in various claims against the Company.

We are continuing to increase our efforts to expand our alternative sales channels, including inside sales, retail sales and wholesale distribution. Widespread sales of our products through our alternative sales channels could reduce the sales of our products by our North American direct sales representatives, which could lead to further losses of sales representatives and customers, as well as disputes over the terms of sales and commission agreements. Significant associate turnover and failure to maintain a qualified workforce, including qualified sales representatives, could have a material adverse effect on our financial condition and results of operations

  If we are unable to implement our acquisition growth strategy, the price of our common stock may be adversely affected.

Our strategy is to achieve profitable growth by, among other things, acquiring other product lines and businesses. Our ability to implement our growth strategy depends upon a variety of factors that are not within our control, including the availability of suitable and attractive product lines and businesses for acquisition and the availability of capital. We compete for acquisition opportunities with a diverse group of competitors, many of whom have significantly greater financial resources than we have. Therefore, we may be unable to complete an acquisition that we believe could be important to our growth strategy because one of our competitors may be willing to pay more for a potential acquisition candidate or may be able to use its financial resources to acquire a potential acquisition candidate before we are able to obtain financing.

Our growth strategy may place additional demands on our administrative, operational and financial resources and may increase the demands on our financial systems and controls, particularly as we attempt to integrate acquired product lines and businesses into our existing operations. Our ability to manage our growth successfully may require us to continue to improve and expand these resources, systems and controls. If our management is unable to manage growth effectively, our operating results could be adversely affected. If we are unable to manage our growth, our financial condition and results of operations may be adversely affected.

Our growth strategy requires that we make expenditures in connection with the acquisition of other product lines and companies. We cannot predict the amount of our expenditures in connection with our growth strategy because opportunities for implementing our growth strategy arise unexpectedly. We may be required to seek additional sources of financing as we pursue our growth strategy, which may include issuing debt or equity securities. Our need for additional financing may place us at a disadvantage in competing for acquisitions. When a future acquisition opportunity arises, we may be required to evaluate the sources of financing, which may be limited on short notice, and the terms of the financing available at the time. Certain sources of financing may have a dilutive effect on our earnings per share. If we cannot find financing on acceptable terms, we may be unable to make the acquisition and we may incur significant costs from which we may realize no benefit.

  We have substantial indebtedness which could impact our financial flexibility and may adversely affect our business, results of operations, financial condition and ability to make distributions to our stockholders, including in the following respects:

As of August 31, 2014, we had net debt (total debt minus cash and cash equivalents) of $192.9 million. Our substantial indebtedness may adversely affect our results of operations and financial condition, including in the following respects:

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

In addition, since all of our debt is variable rate debt, a significant increase in interest rates would adversely affect our consolidated results of operations and cash flow.

Pursuant to our 2014 Credit Facility (as defined below), we are subject to certain financial and other restrictive covenants. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

  We are subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which we operate, and we may be exposed to substantial environmental, health, and safety costs and liabilities.

Our operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the manufacture, labeling, storage, distribution, sale and use of our products. Regulation of our products and operations continues to increase with more stringent standards, including evolving climate change standards, causing increased costs of operations and potential for liability if a violation occurs. In addition to existing laws, rules and regulations, new laws, rules and regulations could have a material adverse impact on our business, results of operations and financial condition. We are required to comply with certification, testing, labeling and transportation requirements associated with regulated chemicals. To date, compliance with these laws and regulations has not had a material adverse effect on our business, financial condition, results of operations or cash flow. However, the costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental and product liabilities associated with product usage, divested assets, third party locations, and past activities.

We have accrued a liability for environmental remediation activities at certain of our facilities. The cost of addressing environmental matters (including the timing of any charges related thereto), however, cannot be predicted with certainty. These liabilities may not ultimately be adequate, especially in light of potential changes in environmental conditions (including any such changes resulting from the fire at our Aerosol Facility), changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, our potential liability to remediate sites for which provisions have not previously been established and the adoption of more stringent environmental laws. Such future developments could result in increased environmental costs and liabilities and could require significant capital and other ongoing expenditures, any of which could have a material adverse effect on our financial condition or results of operations. Furthermore, the failure to comply with our obligations under the environmental laws and regulations could subject us to administrative, civil, or criminal penalties, obligations to pay damages or other costs, and injunctions or other orders, including orders to cease operations. In addition, the presence of environmental contamination at one or more of our properties could adversely affect our ability to sell such property, receive full value for the property, use a property as collateral in a financing transaction, or obtain or maintain financing. See Note 4—Commitments and Contingencies in our accompanying consolidated financial statements for additional information regarding Environmental Matters.

We use a variety of hazardous materials and chemicals in our manufacturing processes and in connection with maintenance work on our manufacturing facilities. Because of the nature of these substances, we may be liable for certain costs, including, among others, costs for health-related claims or removal or re-treatment of such substances. In addition, although we have developed environmental, health, and safety programs for our associates, including measures to protect our associates from exposure to hazardous substances, and conduct regular assessments at our facilities, we may be involved in claims and litigation filed on behalf of persons alleging injury as a result of occupational exposure to substances or other hazards at our current or former facilities. It is not possible to predict the ultimate outcome of any such claims or lawsuits that may arise. If any such claims or lawsuits, individually or in the aggregate, were resolved against us, our results of operations and cash flow could be adversely affected.

  Our business could suffer in the event of a work stoppage or increased organized labor activity.

As of August 31, 2014, approximately 150 of our 2,300 associates were covered by collective bargaining agreements in the United States and Europe. While we consider our relations with our associates to be generally good, we may experience work stoppages, strikes, or slowdowns in the future. In addition, we outsource to third parties the manufacturing of certain of our products, including all of our aerosol products manufacturing as a result of the fire at the Aerosol Facility, and these third parties may experience work stoppages, strikes or slowdowns in the future. A prolonged work stoppage, strike, or slowdown at any of our facilities or those of our third party suppliers could have a material adverse effect on our results of operations. Further, upon expiration of any of our existing collective bargaining agreements, we may not be able to reach new agreements without union action or any new agreement may not be on terms satisfactory to us. Moreover, our non-union facilities may become subject to labor union organizing efforts. If any current non-union facilities were to unionize, we would incur increased risk of work stoppages and possibly higher labor costs.

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

  Data security breaches and other disruptions could expose us to liability and data loss, which could negatively affect our results.

As part of our business operations, we collect and store sensitive data on our computer networks, including our intellectual property, proprietary business information and that of our customers and vendors, as well as some personally identifiable information of our associates. Despite our security measures, our networks and systems may be vulnerable to attacks by hackers or breached due to associate error, misconduct, viruses or other events. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, deleted or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, and damage our reputation, which could adversely affect our results. We have applied for cyber risk insurance, but, if obtained, this insurance may not be sufficient to cover all of our losses from any future breaches of our systems. In addition, we market some of our brands, products and services via social media sites. These social media sites are hosted on the networks of others and may be vulnerable to attacks by hackers or breached due to associate error or misconduct, putting our marketing strategies, reputation and results at risk.

  If our products are improperly manufactured, packaged, or labeled or become adulterated, we may need to recall those items and may experience product liability claims if individuals are injured.

Our quality control procedures relating to the raw materials and other supplies, including packaging and finished goods, which we receive from third party suppliers, or our quality control procedures relating to our products after our products are formulated and packaged, may not be sufficient. We have previously initiated product removals and recalls. Widespread product removals or recalls could result in significant losses due to the costs of a removal or recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We may also be liable if the use of any of our products causes injury, and could suffer losses from a significant product liability judgment against us. A significant product removal or recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of customer confidence in our products, which could have a material adverse effect on our business and financial results.

  We have recorded a significant amount of goodwill and other identifiable intangible assets. We may be required to record non-cash charges for impairment of our goodwill and other identifiable intangible assets, if we do not achieve the anticipated benefits from the transactions that gave rise to the goodwill and other intangible assets.

Goodwill and other net identifiable intangible assets were approximately $242.6 million as of August 31, 2014, or approximately 44% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $121.0 million as of August 31, 2014, or 22% of our total assets. Goodwill and indefinite-lived intangible assets are recorded at fair value on the date of acquisition and are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a non-cash charge to results of operations. In the event we are required to record impairment charges related to our intangible assets in the future, we may not realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on our financial condition and results of operations.

  Other legal proceedings could adversely affect our sales and operating results.

We are involved in litigation and other disputes, including in foreign jurisdictions. In general, claims made by or against us in litigation, disputes or other proceedings can be expensive and time-consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect our business or results of operations or financial condition. It is not possible to predict the final resolution of the litigation, disputes or proceedings with which we currently are or may in the future become involved. The impact of these matters on the Company's business, results of operations and financial condition could be material. See Note 4—Commitments and Contingencies in our accompanying audited consolidated financial statements contained in this Annual Report on Form 10-K for additional information related to these matters.

  Our continued growth through acquisitions or reliance on third party service providers could adversely affect our internal control over financial reporting, which could harm our business and financial results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Growth and expansion in domestic and global markets, including through acquisitions, joint ventures or other strategic relationships, could place significant additional pressure on our system of internal control over financial reporting. Moreover, we have in the past engaged, and may in the future engage, the services of third parties to assist with our business operations, which inserts additional monitoring obligations and risk into the system of internal control. In addition to other products, we currently contract manufacture our aerosol products through third parties as a result of the fire at our Aerosol Facility. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and on a timely basis or to detect and prevent fraud.

  A failure of key information technology systems could adversely impact our ability to conduct business.

We rely extensively on information technology systems, some of which are managed by third party service providers, in order to conduct our business. These systems include, but are not limited to, programs and processes relating to internal and external communications, ordering and managing materials from suppliers and vendors, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, administrative services, and other processes involved in managing our business. If our existing and/or future technology systems and processes do not adequately support the future growth of our business, our business could be materially adversely impacted. While we have business continuity plans in place, if the systems are damaged or cease to function properly due to any number of causes, including catastrophic events, power outages or other similar events, and if the business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in the ability to manage or conduct business, which may materially adversely impact our business. Furthermore, if we suffer a loss as a result of a breakdown in our technology system or other breakdown results in disclosure of confidential business information, we may suffer reputational, competitive and/or business harm, which may adversely affect our results of operations and/or financial condition.

Risks Related to our Securities and Our Structure

  The market price for our common stock is volatile, and you may not be able to sell our stock at a favorable price.

Our common stock is traded on the New York Stock Exchange. The market price of our common stock is volatile and subject to wide fluctuations. This volatility may occur for many reasons, including for reasons unrelated to our performance, such as reports by industry analysts, investor perceptions, or negative announcements by our customers, competitors, or suppliers regarding their own performance, as well as general economic and industry conditions and the trading volume of shares of our common stock. Additional factors that could cause the market price of our common stock to rise and fall include, but are not limited to, the following:

  •
  variations in our quarterly results;

  •
  industrial accidents such as the fire that occurred at our Aerosol Facility;

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

  •
  increased litigation resulting from product or associate claims;

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

Our certificate of incorporation and bylaws contain certain anti-takeover provisions that may make more difficult or expensive or that may discourage a tender offer, change in control or takeover attempt that is opposed by our Board of Directors. In particular, our certificate of incorporation and by-laws:

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

  •
  require the vote of the holders of at least 80% of our voting shares for stockholder amendments to our by-laws; and

  •
  require, for the approval of a business combination with stockholders owning 5% or more of our voting shares, the vote of at least 50% of our voting shares not owned by such stockholder, unless certain "fair price" requirements are met or the business combination is approved by our continuing directors.

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

  Our by-laws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or associates.

Our by-laws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our by-laws; or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other associates, which may discourage such lawsuits against us and our directors, officers and other associates. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office and our primary manufacturing facilities are owned by us and are located in the metropolitan Atlanta, Georgia, area. We also have manufacturing facilities located at three additional sites in Georgia and in Texas, Canada, Italy, the Netherlands, and England. We own six of our nine manufacturing facilities. The facilities located in Italy, Canada and one of our other Atlanta locations are leased. Additionally, we own branch and storage facilities in Illinois and Washington. We lease sales offices and storage facilities throughout North America and Europe. Products sold to commercial, industrial and institutional markets are shipped from distribution branches throughout North America and Europe, which are supplied directly from our production facilities, and by one large distribution center in Atlanta. We also utilize warehouses maintained by third party logistics companies in our distribution network. We believe our facilities, which are adequate for our current needs, are in good operating condition. The following table sets forth information regarding our most significant facilities:

Location	Function	Owned or Leased
Atlanta, Georgia	Corporate Headquarters;	Owned
Manufacturing of cleaners, sanitizers, wax, hand care, air fresheners, auto care, solvents, detergents and equipment
Atlanta, Georgia	Equipment manufacturing	Leased
Marietta, Georgia*	Manufacturing of aerosol cleaners, adhesives, air care, auto care, insecticides, lubricants and polishes	Owned
Emerson, Georgia	Manufacturing of cleaners, disinfectants and pesticides	Owned
DeSoto, Texas	Manufacturing of cleaners, sanitizers, grease, and pesticides	Owned
Edmonton, Alberta	Manufacturing of cleaners, sanitizers and polishes	Leased
Bagnolo, Italy	Manufacturing of cleaners, sanitizers, solvents and detergents	Leased
Bergen op Zoom, The Netherlands	Manufacturing of cleaners, sanitizers, polishes and solvents	Owned
Widnes, England	Manufacturing of cleaners, sanitizers, polishes, specialty blends	Owned

*
Damaged by fire. See "Fire at Aerosol Facility" in Item 1 of this report.

Item 3. Legal Proceedings

The Company is party to litigation incidental to our business from time to time. For additional information regarding litigation to which we are a part, see Note 4—Commitments and Contingencies in our accompanying audited consolidated financial statements (Part II, Item 8 of this Form 10-K), which is incorporated by reference into this item.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol "ZEP". There were 3,118 stockholders of record as of November 6, 2014. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth the New York Stock Exchange high and low sale prices and the dividend payments for our common stock for the periods indicated.

	Price per Share
			Dividends Per Share
	High	Low
2014
First Quarter	$21.34	$14.09	$0.05
Second Quarter	$19.63	$15.23	$0.05
Third Quarter	$19.05	$16.72	$0.05
Fourth Quarter	$18.26	$15.19	$0.05
2013
First Quarter	$16.00	$11.87	$0.04
Second Quarter	$15.29	$12.28	$0.04
Third Quarter	$16.94	$14.26	$0.04
Fourth Quarter	$17.04	$12.64	$0.04

We increased our dividend payments to an annual rate of $0.20 per share in the first quarter of fiscal 2014. Our Board of Directors evaluates our dividend policy quarterly, taking into consideration the composition of our stockholder base; our financial condition, earnings and funding requirements; our growth prospects; applicable law; and any other factors our Board of Directors deems, in its discretion, relevant. Our Board of Directors reviews our capital structure, including our dividend policy, quarterly to ensure it remains aligned with the best interest of our stockholders.

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

 Stockholder Return Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent that we specifically incorporate such information by reference into such filing.

The following graph compares the change in cumulative total stockholders' return on our common stock with (a) the S&P SmallCap 600 Index and (b) the Russell 2000 Index, for each year from August 31, 2009 through August 31, 2014. The graph assumes an initial investment of $100 at the closing price on August 31, 2009 and assumes all dividends were reinvested. We have presented the Russell 2000 Index in lieu of an industry index or peer group because we believe there is no published industry index or peer group that adequately compares to our business. The figures for the chart and graph set forth below have been calculated based on the closing prices on the last trading day on the New York Stock Exchange for each period indicated.

 Item 6. Selected Financial Data

The following table sets forth our selected financial data, which has been derived from our Consolidated Financial Statements for each of the five years ended August 31, 2014:

	Years Ended August 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Summary of Operations Data:
Net sales	$696,489	$689,576	$653,533	$645,972	$568,512
Operating profit	32,796	32,789	38,280	33,217	23,852
Net income	8,400	15,192	21,909	17,401	13,504
Basic earnings per share	$0.38	$0.69	$1.00	$0.80	$0.62
Diluted earnings per share	0.37	0.68	0.98	0.78	0.61
Cash dividends declared per common share	0.20	0.16	0.16	0.16	0.16
Basic weighted average number of shares outstanding	22,307	21,969	21,768	21,540	21,271
Diluted weighted average number of shares outstanding	22,906	22,435	22,166	22,027	21,738
Balance Sheet Data (at period end):
Cash and cash equivalents	$14,303	$2,402	$3,513	$7,219	$25,257
Total assets	556,211	547,758	435,287	403,769	342,848
Long-term debt (including current portion)	207,156	209,908	139,250	119,650	92,150
Stockholders' equity	193,379	183,969	167,917	149,123	122,173
Other Data:
Cash provided by operations	$22,271	$50,016	$22,607	$37,001	$34,023
Operating working capital(1)	118,086	116,743	111,512	100,007	92,629

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

  Fire at Aerosol Manufacturing Facility

On May 23, 2014, a fire occurred at our aerosol manufacturing facility located in Marietta, Georgia (the "Aerosol Facility"). The fire, the cause of which remains unknown, destroyed our chemical raw material warehouse and damaged other supporting infrastructure that contains or supports our production equipment. Some of the work in process, raw material and finished goods inventory located there was also destroyed or damaged. The products manufactured at the Aerosol Facility included cleaning and maintenance chemicals, lubricants and automotive brake cleaner and accounted for approximately 19% of our revenue for fiscal 2013.

We also have arranged for contract manufacturers, one of which was already producing certain aerosol products for us, to manufacture products formerly produced in the Aerosol Facility. We also resumed production at the Aerosol Facility on a limited basis in an attempt to mitigate revenue loss resulting from the fire. We are assisting the contract manufacturers in their efforts to satisfy our requirements for the products by loaning them production equipment and assigning some of our associates to work with them, as needed. However, despite these efforts, the contract manufacturers are currently unable to manufacture our products in the volume and mix required to satisfy all customer requirements for the products. Furthermore, we have experienced delays in obtaining supplies of some raw materials necessary for the contract manufacturer to produce our products at the required rate. These conditions could continue in the foreseeable future.

Our inability to fulfill customer requirements has resulted in the loss of certain customers and will likely result in temporary or permanent loss of customers or market share for our aerosol products, and, thus, a loss of revenue, which may be material. The impact of lost sales related to the fire for fiscal 2014 was approximately $7.5 million with an estimated impact to profit before tax of $2.4 million. We expect that for at least the next few quarters our business will continue to be impacted by the inability to fully meet customer requirements. We expect that our business interruption insurance will cover these losses for a period of time that will be determined through discussion with our insurance companies. No insurance recoveries have been recorded to date related to lost sales. The timing of the receipt of insurance proceeds from losses relating to the fire may be different than from when those losses are incurred or when cash is spent. Any material loss of revenue resulting from the fire and its aftermath that is not covered by our insurance policy could have a material impact on our financial condition and results of operations.

Through August 31, 2014, we have incurred costs totaling $18.1 million related to the fire, including a $3.0 million write-off of fixed assets and a $2.1 million write-down of inventory. Based on the provisions of the Company's insurance policies and management's estimates, the losses incurred have been reduced by the estimated insurance recoveries. The Company has determined that recovery of the incurred losses is probable and recorded $18.1 million of insurance recoveries through August 31, 2014. In June 2014, we received $5.0 million of insurance proceeds, representing an advance of funds to defray the expenses we incurred to begin cleaning the property, to evaluate the extent of the damage and to outsource the production of our products to the contract manufacturers. As a result, the insurance receivable balance was $13.1 million as of August 31, 2014. In September 2014, we received an additional $11.9 million of insurance proceeds as an advance for the damage to the facility.

See additional information related to the impact of the fire at Note 2—Fire at Aerosol Manufacturing Facility and Part I, Item 1A. Risk Factors.

  Full Year Highlights

  •
  Net sales for fiscal 2014 were $696.5 million, an increase of $6.9 million, or 1.0%, as compared to $689.6 million reported for the same period a year ago. The increase is due to the inclusion of first quarter fiscal 2014 EVC sales, which added $16.1 million to net sales, partially offset by organic sales volume declines of $8.8 million due to declines in North American Sales and Service sales and our complexity reduction initiative. We realized sales growth in certain strategic end markets, such as transportation, home improvement retailers and oil and gas. In the fourth quarter of fiscal 2014, we estimate that we lost approximately $7.5 million of sales as a result of the fire at our Aerosol Facility, which was partially offset by $7.0 million of raw material sales at no profit to our contract manufacturers to help facilitate the ramp up of aerosol production.

  •
  Gross profit for fiscal 2014 was $326.8 million, an increase of 0.7% compared to $324.5 million reported for the same period a year ago. Gross profit as a percentage of net sales declined slightly to 46.9% in fiscal 2014 as compared to 47.1% in fiscal 2013 due to the impact of raw material sold at no margin to our contract manufacturers in the fourth quarter of fiscal 2014, which reduced our gross profit margin by 0.5%. The reduced gross profit margin was partially offset by improved sales channel mix resulting from our EVC acquisition.

  •
  Fiscal 2014 results have been significantly impacted by four items: the resolution of the California Sales Representative Litigation which began in 2010, a provision for loan loss, the impact of the fire at our Aerosol Facility and continued acquisition and integration costs. We incurred $7.2 million of costs associated with legal fees and settlement costs during the fiscal 2014 associated with the California Sales Representative Litigation. We recorded a $5.3 million provision for loan loss related to sale of a loan receivable. We also incurred $1.1 million of acquisition and integration costs associated with the acquisition of EVC, integration of operations in the United Kingdom and the write-down of a building that was sold in March 2014.

  •
  We reported net income of $8.4 million for fiscal 2014, which is down from $15.2 million for fiscal 2013, primarily due to costs associated with the California Sales Representative Litigation and the loan loss provision.

  Strategy and Outlook

Our strategy is to be a leading provider of maintenance and cleaning products and services to customers engaged in Transportation, Industrial/MRO and Jan/San and Institutional markets. We have made great progress with transforming our business over the past five years by developing a multi-channel and multi-brand approach designed to serve the customers the way they want to be served. Our primary retail brand, Zep Commercial, is available at thousands of retail locations throughout North America including Ace Hardware, The Home Depot, Lowes, Menards, Tractor Supply, and True Value. Furthermore, since 2009 we doubled the percentage of our total sales generated from the distribution and retail channels. Execution of our strategy has increased the global reach of Zep's brand. We have established a presence in the United Kingdom and are expanding our network of distributors in China. The combination of these actions has driven broader access to markets and an expanded product portfolio, but also increased the complexity that comes with managing distinct information systems, inventories, go-to-market strategies, and related processes.

In fiscal 2015, we intend to make investments to strengthen our existing platforms for future organic growth. We expect to add sales capacity across the business with a particular focus on the Transportation and Industrial/MRO markets. We expect to continue optimizing our supply chain to realize sourcing efficiencies and minimize shipping and logistics costs. Finally, we expect to invest in bringing innovative products and solutions to market.

We expect the recovery efforts relating to the May 23, 2014 fire at our Aerosol Facility will consume a significant amount of resources during the first half of fiscal 2015. As a result, we expect our supply chain to proceed with the proper cadence, realizing that executing our business continuity plan and preserving existing customer relationships is our top priority, followed closely by realizing longer-term supply chain efficiencies and sourcing and logistics cost reductions.

We expect to see continued organic sales growth in certain markets, potentially offset by sales lost as a result of the fire which could result in flat sales. We believe that our investments in our growth initiatives will yield positive future financial results. We further believe that insurance proceeds will offset property losses and a portion of the margin associated with lost sales.

Results of Operations

  Fiscal Year 2014 Compared with Fiscal Year 2013

The following table sets forth information comparing the components of net income for the year ended August 31, 2014 with the year ended August 31, 2013. Both dollar and percentage changes included within the tables below were calculated from our consolidated statements of operations.

	Year Ended August 31,
(dollars in millions)	2014	% of net sales	2013	% of net sales	Percent Change
Net sales	$696.5		$689.6		1.0
Gross profit	326.8	46.9	324.5	47.1	0.7
Selling, distribution and administrative expenses	293.4	42.1	283.1	41.1	3.6
Acquisition and integration costs	1.1	0.2	3.5	0.5	(69.0)
Restructuring charges	(0.5)	(0.1)	5.2	0.7	—
Operating profit	32.8	4.7	32.8	4.8	—
Other expense (income)
Interest expense, net	11.8	1.7	9.0	1.3	31.9
Provision for loan loss	5.3	0.8	—	—	—
Other expense, net	1.6	0.2	0.7	0.1	116.4
Income before income taxes	14.1	2.0	23.1	3.3	(38.9)
Income tax provision	5.7	0.8	7.9	1.1	(27.8)
Net income	8.4	1.2	15.2	2.2	(44.7)

Net sales totaled $696.5 million for the year ended August 31, 2014, compared with $689.6 million in the prior fiscal year, an increase of $6.9 million, or 1.0%. Volume increases were the result of the inclusion of first quarter of fiscal 2014 EVC sales, which added $16.1 million to net sales, partially offset by organic sales volume declines of $8.8 million due to declines in North American Sales and Service sales and our complexity reduction initiative. During the year ended August 31, 2014, we realized sales growth in our strategic end markets, such as transportation, home improvement retailers and oil and gas that was more than offset by declines in certain industrial and institutional end markets, declines caused by our complexity reduction initiative and the impact of severe weather during the December-February time frame that impacted both our operations as well as demand from our customers. In the fourth quarter of fiscal 2014, we estimate that we lost approximately $7.5 million of sales as a result of the fire at our Aerosol Facility, which was partially offset by $7.0 million of raw material sales to our contract manufacturers at no profit to help facilitate the ramp up of aerosol production. Price increases of $1.3 million were offset by unfavorable foreign currency translation of $1.4 million.

Gross profit increased $2.3 million, or 0.7%, to $326.8 million in fiscal year 2014 compared with $324.5 million in the prior fiscal year. Gross profit as a percentage of net sales declined slightly to 46.9% in fiscal 2014 as compared to 47.1% in fiscal 2013 due to the impact of the raw material sold to our contract manufacturers at no margin in the fourth quarter of fiscal 2014, which reduced our gross profit margin by 0.5%. This reduced gross profit margin was partially offset by improved sales channel mix resulting from our EVC acquisition.

Selling, distribution and administrative expenses increased $10.3 million, or 3.6%, over the comparative period in 2013. This was due in part to the inclusion of EVC expenses in the first quarter of fiscal 2014, increased freight costs and higher legal expenses associated with the California Sales Representative Litigation during fiscal 2014, partially offset by lower compensation costs resulting from restructuring actions initiated in the fourth quarter of fiscal 2013. Selling, distribution and administrative expenses also increased as a percentage of net sales due to higher legal expenses associated with the California Sales Representative Litigation and increased freight expenditures.

We incurred $7.2 million of legal fees and settlement costs in fiscal 2014 associated with the California Sales Representative Litigation compared to $1.6 million in fiscal 2013 (see Note 4—Commitments and Contingencies). Of the $7.2 million, $6.0 million was included in selling, distribution and administrative expenses while $1.1 million has been included in interest expense, net, on the consolidated statement of operations.

The 2013 comparative period includes a $1.4 million favorable adjustment related to a legal settlement and a $1.3 million favorable adjustment to the contingent consideration liability associated with a 2011 acquisition.

In fiscal 2013, we began executing a complexity-reduction initiative that includes the consolidation of certain facilities, process simplification, product-line and customer rationalization, and headcount reductions. Pursuant to the initiative, during the fourth quarter of fiscal 2013, we announced we were reducing the number of non-sales associates by approximately 6% and closing certain branch locations. In August 2013, we recognized $5.2 million of expenses within Restructuring charges in connection with these efforts. In the fourth quarter of fiscal 2014, we determined that certain elements of our restructuring plan related to Europe would not be completed and therefore we reversed the previously recorded expense. Restructuring charges, net of $0.5 million for fiscal 2014, include a $0.6 million favorable adjustment related to Europe, partially offset by an additional $0.1 million of costs associated with facility exit costs.

Operating profit of $32.8 million was flat as compared with the prior fiscal year. Operating profit for fiscal 2014 was impacted by the inclusion of the legal and settlement costs described above, and $1.1 million of acquisition and integration costs associated with the acquisition of EVC, the continued integration of recently acquired operations in the United Kingdom and the write-down of the value of a building that was sold in March 2014. Operating profit in fiscal 2013 was similarly impacted by the inclusion of $3.5 million of acquisition and integration costs and $5.2 million of restructuring costs described above.

Interest expense, net increased from $9.0 million in fiscal 2013 to $11.8 million in fiscal 2014 due the inclusion of $1.1 million in interest expense associated with settlements made in the California Sales Representative Litigation as well as increased borrowings under our 2010 Credit Facility (as defined below) that were used to fund the acquisition of EVC. Interest expense also includes the write-off of $0.6 million of debt issuance costs associated with the 2010 Credit Facility that were written off as a result of the refinancing of our credit facility in August 2014. Interest expense, net includes $0.4 million of interest income attributable to the loan made to our innovation partner, Adco (see Note 6—Loan to Innovation Partner) as compared to $0.7 million in the prior year. While interest associated with our debt is variable in nature, we expect net interest to range between $6 million and $7 million in fiscal 2015.

In fiscal 2014, we also recorded a $5.3 million provision for loan loss related to the sale of a loan receivable (see Note 6—Loan to Innovation Partner).

The effective tax rate for fiscal 2014 was 40.4%, compared with 34.2% for fiscal 2013. The rate increased from the prior year primarily due to the non-recurrence of the extension of the U.S. research and development tax credit in the third quarter of fiscal year 2013, the non-recurrence of a favorable discrete item in the third quarter of fiscal 2013 for a closed audit, an increase mainly in domestic permanent non-deductible expenses for nonrecurring legal and regulatory fines, an increase in foreign permanent non-deductible expenses and an increase in state tax expense as a result of changes in state law requirements, partially offset by changes in valuation allowances on state tax credits and the recognition of a state benefit for disallowed federal bonus depreciation. We anticipate our effective tax rate for fiscal 2015 will range between 37.0% and 39%, depending on the relative mix of income in various jurisdictions.

Diluted earnings per share generated in fiscal 2014 totaled $0.37, compared to $0.68 in fiscal 2013.

  Fiscal Year 2013 Compared with Fiscal Year 2012

The following table sets forth information comparing the components of net income for the year ended August 31, 2013 with the year ended August 31, 2012. Both dollar and percentage changes included within the tables below were calculated from our consolidated statements of operations.

	Year Ended August 31,
(dollars in millions)	2013	% of net sales	2012	% of net sales	Percent Change
Net sales	$689.6		$653.5		5.5
Gross profit	324.5	47.1	300.8	46.0	7.9
Selling, distribution and administrative expenses	283.1	41.1	260.8	39.9	8.5
Acquisition and integration costs	3.5	0.5	1.7	0.3	105.8
Restructuring charges	5.2	0.7	—	—	100.0
Operating profit	32.8	4.8	38.3	5.9	(14.3)
Other expense (income)
Interest expense, net	9.0	1.3	5.5	0.8	63.1
Bargain purchase gains from business combinations	—	—	(2.1)	(0.3)	—
Other expense, net	0.7	0.1	1.0	0.2	(28.9)
Income before income taxes	23.1	3.3	33.8	5.2	(31.8)
Income tax provision	7.9	1.1	11.9	1.8	(33.8)
Net income	15.2	2.2	21.9	3.4	(30.7)

Net sales totaled $689.6 million for the year ended August 31, 2013, compared with $653.5 million in the prior fiscal year, an increase of $36.0 million, or 5.5%. Incremental revenue associated with the EVC acquisition and higher selling prices added $55.2 million and $5.4 million to Net Sales, respectively. These increases were partially offset by a decline of $19.4 million of organic volume-related sales. During fiscal 2013, we implemented a new enterprise resource planning ("ERP") system in certain portions of our business. While we believe that, over the long-term, our business will benefit from this investment, we attribute some of this $19.4 million decline to the temporary disruption that resulted from this implementation. Separately, our fiscal 2013 included two less selling days than fiscal year 2012, which is responsible for approximately $5.2 million of lower sales volume compared with the prior fiscal year. Overall, Net Sales in fiscal 2013 reflected mixed results as growth in sales to customers that serve the Transportation, and Industrial/MRO, markets was more than offset by sales volume declines with other customers, primarily those in Jan/San and institutional markets. The fluctuation of foreign currency had an immaterial effect on our Net Sales during fiscal 2013.

Gross profit increased $23.7 million, or 7.9%, to $324.5 million in fiscal 2013 compared with $300.8 million in the prior fiscal year. Gross profit margin was 47.1% in fiscal year 2013, representing an approximate 110 basis point increase from the prior fiscal year. The improvement in gross profit margin was due primarily to the inclusion of EVC's post-acquisition operating results.

Selling, distribution and administrative expenses increased $22.3 million, or 8.5%, as a percentage of net sales, as compared to the same period in fiscal 2012 primarily due to the inclusion of EVC related identifiable intangible asset amortization expense in our year to date results as well as increased depreciation expense associated with our ERP implementation. While the EVC acquisition and the related non-cash amortization expense adversely impacted our ratio of selling, distribution and administrative expense as a percentage of net sales for fiscal 2013, given the higher gross profit margins generated by EVC, sales through this entity result in a higher overall profit margin for us.

As discussed above, we recognized $5.2 million of expenses within Restructuring Charges in connection with a complexity-reduction initiative that includes the consolidation of certain facilities, process simplification, product-line and customer rationalization, and headcount reductions. We did not incur material restructuring costs during fiscal 2012.

Acquisition and integration costs totaled $3.5 million in fiscal 2013 due to our acquisition of EVC as well as the continued integration of recently acquired operations in the United Kingdom. Acquisition and Integration Costs totaled $1.7 million in fiscal 2012 due to the acquisitions of Washtronics, Hale Group, and Mykal. We expense all costs associated with advisory, legal and other due diligence-related services used in connection with acquisition-related activity in the period that we incur those costs.

We ceased using and subsequently listed a facility in Lancaster, Texas for sale during fiscal 2010. This asset was classified as held-for-sale and actively marketed. During fiscal 2013 and 2012, we recorded write-downs of $0.4 million and $0.5 million, respectively, to properly state this asset in accordance with its fair market value. These write-downs have been included in Acquisition and integration costs.

We incurred approximately $1.6 million of costs associated with legal defense fees during fiscal 2013 in connection with the California Sales Representative Litigation that are discussed further in Note 4—Commitments and Contingencies in the notes to our consolidated financial statements. Total expenses incurred in connection with these matters in fiscal 2012 totaled $2.1 million. We recognize legal costs in Selling, distribution, and administrative expenses within our consolidated statements of operations.

Interest expense, net increased $3.5 million due primarily to the increased borrowings under our 2010 Credit Facility in connection with our funding of the EVC acquisition. Interest expense, net in fiscal 2013 includes $0.9 million of interest income attributable to the loan made to Adco. Bargain purchase gains from business combinations during fiscal 2012 includes approximately $2.1 million of such gains that we recognized upon concluding our purchase accounting evaluation of the Washtronics and Hale Group acquisitions. The gain related to the Hale Group acquisition reflects our recognition of a pension asset whose value was not considered in this acquisition's purchase price and that is associated with the overfunded status of a defined benefit pension plan maintained by the Hale Group. Bargain purchase gains from business combinations did not recur in fiscal 2013. Interest expense, net in fiscal 2012 includes $0.7 million of interest income attributable to the loan made to Adco.

Net income for fiscal 2013 decreased $6.7 million, or 30.7%, to $15.2 million, compared with $21.9 million reported in the prior year period. The effective tax rate for fiscal year 2013 was 34.2%, compared with 35.2% in the prior year. Our effective tax rate declined compared with the same prior year period due to the relative mix of income earned in various jurisdictions; the recognition of a discrete item in the third quarter of fiscal year 2013; and the non-recurrence of prior year acquisition costs that were incurred in the United Kingdom and were non-deductible.

Diluted earnings per share generated in fiscal 2013 totaled $0.68, representing a decrease of $0.30 per diluted share from the $0.98 per diluted share earned in the prior year. Earnings in fiscal 2013 were negatively impacted by $0.15 per diluted share of restructuring-related charges recorded during August of 2013, and $0.09 per diluted share due to acquisition and integration related costs recorded throughout fiscal 2013.

Liquidity and Capital Resources

The following table sets forth certain indicators of our consolidated financial condition and liquidity as of the end of the fiscal years shown (dollars in thousands):

	2014	2013	2012
Cash and cash equivalents	$14,303	$2,402	$3,513
Operating working capital	118,086	116,743	111,512
Total debt and capital lease obligations	207,156	209,908	139,250
Stockholders' equity	193,379	183,969	167,917

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our five-year senior, secured credit facility (the "2014 Credit Facility"), which provides for a maximum borrowing capacity of $325 million. As of August 31, 2014, we had approximately $104 million available under the 2014 Credit Facility. In addition, at August 31, 2014, we had $7.2 million of industrial revenue bonds outstanding that are due in 2018. Our industrial revenue bonds were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of our facility in DeSoto, Texas. We have outstanding letters of credit totaling $10 million for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs and securing certain environmental obligations. These letters of credit were issued under the 2014 Credit Facility as of August 31, 2014, thereby reducing the total availability under the facility by such amount. We have given notice of our intent to redeem the bonds in the first quarter of fiscal 2015 using funds available under the 2014 Credit Facility.

As of August 31, 2014, we had $14.3 million in cash and cash equivalents, of which $4.2 million was held by our foreign subsidiaries. Cash and cash equivalents held by our foreign subsidiaries averaged $12.7 million during fiscal 2014. If in the future it becomes necessary to use all or a portion of the accumulated earnings generated by our foreign subsidiaries for our U.S. operations, we would be required to accrue and pay U.S. taxes on the funds repatriated for use within our U.S. operations. Our plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. Rather, our intent is to reinvest earnings generated by our foreign subsidiaries indefinitely outside of the U.S. for purposes including but not limited to growing our international operations through acquisitions.

We were in compliance with our debt covenants as of August 31, 2014, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months. In fiscal 2015, we expect sources of cash to include cash flow from operations as well as insurance proceeds relating to the fire at our Aerosol Facility. Our intended uses of cash in fiscal 2015 include investments in the organization to promote organic growth and rebuilding aerosol production capabilities, while in the past much of our cash uses were focused on external acquisitions. We have an effective shelf registration statement that registers the issuance of up to an aggregate of $300 million of equity, debt, and certain other types of securities through one or more future offerings. The net proceeds from the sale of any securities pursuant to the shelf registration statement may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital.

Net debt, which is defined as Current maturities of long-term debt plus Long-term debt, less current maturities minus Cash and cash equivalents, as of August 31, 2014, was $192.9 million, a decrease of

$14.7 million compared with August 31, 2013. The decrease in net debt primarily reflects net repayments of borrowings under our 2010 Credit Facility in fiscal 2014.

  Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund debt service obligations, operations, capital expenditures and dividend payments to stockholders. Net cash provided by operating activities for the fiscal years ended August 31, 2014, 2013 and 2012 was $22.3 million, $50.0 million and $22.6 million, respectively. Cash flow from operating activities decreased $27.7 million in fiscal 2014 as compared to fiscal 2013 due to changes in our operating working capital, the majority of which relates to inventory increases, increased management bonus payments related to fiscal 2013 and lower management bonus accruals in fiscal 2014, payments made related to our restructuring plans and lower net income.

Through August 31, 2014, we received $5.0 million of insurance proceeds, of which we have classified $3.8 million as operating activities as those funds represented an advance of funds to defray the expenses we incurred in relation to the fire at our Aerosol Facility to begin cleaning the property, to evaluate the extent of the damage, to replace inventory destroyed in the fire, and to outsource the production of our products to the contract manufacturer.

Through August 31, 2014, we have incurred costs totaling $18.1 million related to the fire, including a $3.0 million write-off of fixed assets and a $2.1 million write-down of inventory. Based on the provisions of the Company's insurance policies and management's estimates, the losses incurred have been reduced by the estimated insurance recoveries. The Company has determined that recovery of the incurred losses is probable and recorded $18.1 million of insurance recoveries through August 31, 2014. As noted above, in June 2014, we received $5.0 million of insurance proceeds. As a result, the insurance receivable balance was $13.1 million as of August 31, 2014. In September 2014, we received an additional $11.9 million of insurance proceeds to reimburse us for the damage to the facility.

Included in cash flow from operating activities in fiscal 2014, 2013 and 2012 are $11.2 million, $7.8 million and $5.5 million of interest payments, respectively. Cash flow from operating activities also included $8.2 million, $5.2 million and $8.6 million of cash paid for income taxes in fiscal 2014, 2013 and 2012, respectively.

Net cash provided by operating activities for the fiscal years ended August 31, 2013 and 2012 was $50.0 million and $22.6 million, respectively. Net cash provided by cash for the fiscal year ended August 31, 2013 increased $27.4 million, or 121%, from the prior year, due in part to improvements in our operating working capital, almost all of which was related to inventory reductions. We defined operating working capital as Accounts receivable, less reserve for doubtful accounts, plus Inventories, minus Accounts payable. During the fiscal year ended August 31, 2012, the decision to increase inventory levels in advance of our ERP system implementation and the timing of the payments associated with that inventory resulted in an increase of our operating working capital. As a result, we used approximately $12 million less to fund inventory during fiscal 2013 than was used in the prior fiscal year. The $11.1 million increase to fiscal 2013 operating cash flow from Accrued compensation and other current liabilities reflects accruals for restructuring charges and adjustments to our cash-based incentive programs that were recorded during that year's fourth quarter. See Note 7—Restructuring Charges for further information regarding the 2013 restructuring actions. The $2.8 million of cash used to fund Self-insurance reserves and other long-term liabilities in fiscal 2013 is an improvement of $2.5 million and reflects payments made in the normal course with the earlier-described environmental remediation as well as a decrease in the expenses associated with certain of our insurance programs. The bargain purchase gains recorded during fiscal 2012 did not recur during fiscal 2014 or 2013 and are described further in Note 16—Acquisitions of the accompanying consolidated financial statements.

The majority of the share-based compensation expense generated through the administration of our share-based equity award programs does not affect our overall cash position. Accordingly, Net cash provided by operating activities includes approximately $3.3 million of share-based expense, which is presented as Other non-cash charges within our consolidated statements of cash flows.

In fiscal 2014, we increased our annualized cash dividends on our common stock from $0.16 per share in fiscal 2013 to $0.20 per share, resulting in cash dividend payments of $4.5 million for fiscal 2014. Our ability to generate positive cash flow from operating activities directly affects our ability to make dividend payments. In addition, restrictions under the instruments governing our indebtedness could impair our ability to make such payments. Payments on our indebtedness and the quarterly dividends are expected to account for the majority of our financing activities as they pertain to normal operations.

Management believes that investing in assets and programs that will over time increase the overall return on our invested capital is a key factor in driving stockholder value. We invested $9.6 million, $12.1 million and $18.4 million in fiscal 2014, 2013 and 2012, respectively, on such assets and programs. The year-over-year decrease in capital spending is primarily due to the funding of ERP implementation activities in fiscal 2012 ahead of the December 1, 2012 implementation date. Fiscal 2013 and 2014 also include ERP implementation costs associated with integrating our EVC acquisition effective December 1, 2013. We continue to invest in these items primarily to improve productivity and product quality, increase manufacturing efficiencies, and enhance customer service capabilities. We expect capital expenditures to be approximately $25 million to $30 million in fiscal 2015, including amounts related to replacing our aerosol production capabilities.

Off Balance Sheet Arrangements

  Contractual Obligations

The following table summarizes our contractual obligations at August 31, 2014 (in thousands):

		Payments Due by Period
	Total	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt and capital leases(1)	$207,156	$20,006	$40,000	$147,150	$—
Interest obligations(2)	25,667	6,142	11,003	8,522	—
Operating leases(3)	24,913	7,923	9,666	7,324
Securitized borrowings(4)	8,632	8,632	—	—	—
Purchase obligations(5)	60,466	60,466	—	—	—
Other long-term liabilities(6)	8,051	3,583	1,967	948	1,553

Total(7)	$334,885	$106,752	$62,636	$163,944	$1,553

(1)
These amounts (which represent outstanding debt at August 31, 2014) are included in our consolidated balance sheets. The current versus long-term presentation of our outstanding debt within these statements reflects our intent and ability to refinance certain amounts of outstanding debt that are otherwise contractually due within one year. Further detail regarding our debt instruments is provided in the preceding Liquidity and Capital Resources section as well as in Note 3—Debt in our accompanying consolidated financial statements.

(2)
These amounts represent expected future interest payments on debt that are contractually due within one year but that we anticipate will remain outstanding for longer periods given a consistent interest rate environment as well as our ability and intent to refinance certain borrowings made under our 2014 Credit Facility. Also included in these expected future interest payments are estimates of interest expense related to our $7.2 million industrial revenue bonds that are scheduled to be redeemed during the first quarter of fiscal 2015.

(3)
Our operating lease obligations are described in Note 13—Property, Plant and Equipment in our accompanying consolidated financial statements.

(4)
Our securitized borrowings under our Master Receivables Purchase Agreement with Bank of America N.A. are described in Note 11—Accounts Receivable in our accompanying consolidated financial statements.

(5)
Purchase obligations include commitments to purchase goods or services that specify all significant terms, including orders with contract manufacturers to produce aerosol products. This amount is primarily composed of cancelable purchase orders that were open as of August 31, 2014.

(6)
These amounts are included in our consolidated balance sheets and largely represent liabilities on which we are obligated to make future payments pursuant to certain deferred compensation programs addressed within Note 15—Other Long Term Liabilities in our accompanying consolidated financial statements. Estimates of the value and timing of these amounts are based on various assumptions, including interest rates and other variables.

(7)
At August 31, 2014, our liability recorded for uncertain tax positions, including associated interest and penalties, was approximately $0.8 million. Since the ultimate amount and timing of other potential audit related cash settlements cannot be predicted with reasonable certainty, liabilities for uncertain tax positions are excluded from the contractual obligations table above. See further discussion in Note 9—Income Taxes in our accompanying consolidated financial statements.

Critical Accounting Estimates

Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepare our consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1—Business and Summary of Significant Accounting Principles of our accompanying consolidated financial statements. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management to make difficult, subjective or complex judgments, and to make estimates about the effect of matters that are inherently uncertain. Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, which could result in gains or losses that could be material. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

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

  Impairment of Long-Lived Assets

We assess the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that we may not be able to recover the asset's carrying amount. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or a change in utilization of property and equipment. Our judgment regarding the existence of impairment indicators is based on operational, market, and legal conditions. Future events could cause us to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating the impairment would also require us to estimate future operating results and cash flow, which also require judgment by management. If we were to identify an impairment, any resulting loss would be calculated based on estimations of the fair value of the affected asset(s).

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

  Impairment of Goodwill and Indefinite Lived Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. We test goodwill for impairment on an annual basis (as of the beginning of our fiscal fourth quarter) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. In evaluating goodwill for impairment, we estimate the fair value of our reporting unit by considering market capitalization and other factors if it is more likely than not that the fair value of our reporting unit is less than its carrying value. If our reporting unit's fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit's carrying value exceeds its fair value, we then determine the amount of the impairment charge, if any. If we were to identify an impairment, then any resulting loss would be calculated based on estimations of the reporting unit's fair value. The recognition of an impairment to our goodwill could have a material adverse effect on our results of operations and financial position, but not our cash flow from operations.

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

  Self-Insurance

It is our policy to self-insure, up to certain limits, certain risks including workers' compensation, comprehensive general liability, and auto liability. Our self-insured retention for each claim involving workers' compensation is limited to $0.5 million per occurrence of such claims. Based on our historical claims experience, our comprehensive general liability self-insurance retention limits, including toxic torts and other product liability claims, were increased to $1.5 million per occurrence for claims incurred after August 31, 2008. A provision for claims under this self-insured program, based on our estimate of the aggregate liability for claims incurred, is revised and recorded annually or when changes in trends or circumstances warrant. The estimate is derived from both internal and external sources including but not limited to our independent actuary. We are also self-insured up to certain limits for certain other insurable risks, primarily physical loss to property ($1.0 million per occurrence) and business interruptions resulting from such loss lasting three days or more in duration. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. We are fully self-insured for certain other types of liabilities, including environmental, product recall, patent infringement, and errors and omissions. The actuarial estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, and economic conditions. Although we believe that the actuarial estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense, and cash flow.

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

  Environmental Matters

We recognize expense for known environmental claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual cost of resolving environmental issues may be higher or lower than that reserved primarily due to difficulty in estimating such costs and potential changes in the status of government regulations. We are self-insured for most environmental matters. For more information concerning environmental matters affecting us and our approach towards such, please refer to Note 4—Commitments and Contingencies of our accompanying consolidated financial statements.

  Legal Matters

We are subject to various legal claims arising in the normal course of business. We are self-insured up to specified limits for certain types of claims, including product liability, and are fully self-insured for certain other types of claims, including environmental, product recall, and patent infringement. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened legal proceedings will not have a material adverse effect on our results of operations, financial position, or cash flow. However, in the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on our results of operations, financial position, or cash flow in future periods. We establish accruals for legal claims when the costs associated with the claims become probable and can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for such claims. However, unless otherwise disclosed, we cannot make a meaningful estimate of actual costs or a range of reasonably possible losses that could be higher or lower than the amounts accrued. Based on the facts known as of the time of filing of this Annual Report on Form 10-K, our current accrual of $2.1 million continues to represent our best estimate of the probable cost related to the California Sales Representative Litigation. For more information concerning legal matters affecting us and our approach towards such, please refer to Note 4 of our accompanying consolidated financial statements.

New Accounting Pronouncements

See Note 1—Business and Summary of Significant Accounting Principles in our accompanying consolidated financial statements for a full description of recent accounting pronouncements including the expected dates of adoption and expected effects on results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

General. We are exposed to market risks that may impact our financial statements due primarily to changing interest rates and foreign exchange rates. The following discussion provides additional information regarding our market risks.

Interest Rates. Interest rate fluctuations expose our variable-rate debt to changes in interest expense and cash flow. Debt outstanding as of August 31, 2014 was attributable to financing facilities with variable interest rates. We have previously entered into interest rate swap arrangements with the intention to manage the variability of interest related cash flow associated with our variable-rate debt. While we may enter into similar instruments in the future, no such arrangements existed as of either August 31, 2014 or the date of this filing.

Based on our current borrowings, the potential change in annual interest expense resulting from a hypothetical 10% fluctuation in market interest rates would be less than $0.1 million. See Note 3—Debt in our accompanying consolidated financial statements for additional information regarding our debt.

Foreign Exchange Rates. The majority of our net sales, expense, and capital purchases are transacted in United States dollars. However, exposure with respect to foreign exchange rate fluctuation exists due to our operations in Canada and Europe. A hypothetical fluctuation in each of the Canadian dollar, the British pound and the Euro of 10% would impact operating profit by approximately $0.5 million, $0.2 million and $0.1 million, respectively. The impact of these hypothetical currency fluctuations has been calculated in isolation from any response we would undertake to address such exchange rate changes in our foreign markets.

Fluctuations in Commodity Prices. The key raw materials used in our products are surfactants, polymers and resins, fragrances, water, solvents, and other petroleum-based materials and packaging materials. We do not engage in commodity hedging transactions for raw materials, though we have committed and will continue to commit to purchase certain materials for specified periods of time. Many of the raw materials that we use are petroleum-based and, therefore, are subject to the availability and price of oil or its derivatives. Some of the raw materials we use are agriculture-based commodities and are subject to fluctuations in availability and price. Significant increases in the prices of our products due to increases in the cost of raw materials or packaging materials could have a negative effect on demand for products and on profitability. It is difficult to estimate the impact that pricing volatility in the commodities markets from which we source raw materials will have on our future earnings. We estimate that the rising costs of raw materials negatively affected our gross profit by approximately $1.8 million in fiscal 2014. The cost of certain commodities, particularly petro-chemicals, is volatile. While we have generally been able to pass along these increases in cost in the form of higher selling prices for our products over time, failure to effectively manage future increases in the costs of these materials could adversely affect our operating margins and cash flow. Furthermore, there are a limited number of suppliers for some of our raw materials, packaging materials, and finished goods. Our profitability, volume, and cash flow could be negatively impacted by limitations inherent within the supply chain of certain of these materials, including competitive conditions, governmental issues, legal issues, natural disasters, and other events that could impact both the availability and price of the materials.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zep Inc.

We have audited the accompanying consolidated balance sheets of Zep Inc. as of August 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zep Inc. at August 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zep Inc.'s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 12, 2014 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 12, 2014

Zep Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	August 31, 2014	August 31, 2013
ASSETS
Cash and cash equivalents	$14,303	$2,402
Accounts receivable, less reserve for doubtful accounts of $4,474 at August 31, 2014 and $3,941 at August 31, 2013	108,010	104,476
Inventories, net	75,950	68,633
Insurance receivable	13,106	—
Deferred income taxes	10,452	8,002
Prepaids and other current assets	6,254	13,051

Total Current assets	228,075	196,564

Property, plant and equipment, net of accumulated depreciation of $112,794 at August 31, 2014 and $108,032 at August 31, 2013	75,361	82,328
Goodwill	121,005	121,102
Identifiable intangible assets, net	121,643	129,929
Other long-term assets	10,127	17,835

Total Assets	$556,211	$547,758

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt	$20,006	$25,000
Accounts payable	65,874	56,366
Accrued compensation	19,720	25,226
Other accrued liabilities	39,329	41,167

Total Current liabilities	144,929	147,759

Long-term debt, less current maturities	186,880	184,908
Deferred income taxes	13,931	12,782
Other long-term liabilities	17,092	18,340

Total Liabilities	362,832	363,789

Commitments and Contingencies (Note 4)
Stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 22,396,229 issued and outstanding at August 31, 2014, and 22,065,059 issued and outstanding at August 31, 2013	224	221
Paid-in capital	108,432	102,573
Retained earnings	72,918	69,023
Accumulated other comprehensive income	11,805	12,152

Total Stockholders' equity	193,379	183,969

Total Liabilities and Stockholders' equity	$556,211	$547,758

See accompanying notes to the consolidated financial statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Years Ended August 31,
	2014	2013	2012
Net sales	$696,489	$689,576	$653,533
Cost of products sold	369,697	365,034	352,737

Gross profit	326,792	324,542	300,796
Selling, distribution and administrative expenses	293,361	283,075	260,806
Acquisition and integration costs	1,091	3,519	1,710
Restructuring charges, net	(456)	5,159	—

Operating profit	32,796	32,789	38,280
Other expense (income):
Interest expense, net	11,819	8,958	5,493
Provision for loan loss	5,269	—	—
Bargain purchase gains from business combinations	—	—	(2,095)
Other expense (income), net	1,610	744	1,046

Total other expense	18,698	9,702	4,444

Income before income taxes	14,098	23,087	33,836
Income tax provision	5,698	7,895	11,927

Net income	$8,400	$15,192	$21,909

Earnings per share:
Basic earnings per share	$0.38	$0.69	$1.00
Diluted earnings per share	$0.37	$0.68	$0.98
Shares used in calculation:
Basic	22,307	21,969	21,768
Diluted	22,906	22,435	22,166
Dividends declared per share	$0.20	$0.16	$0.16

See accompanying notes to the consolidated financial statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended August 31,
	2014	2013	2012
Net income	$8,400	$15,192	$21,909
Other comprehensive (loss) income:
Foreign currency translation adjustment	(738)	(965)	(3,929)
Defined benefit pension plan adjustment	502	345	(308)

Other comprehensive (loss) income before income taxes	(236)	(620)	(4,237)
Provision for income taxes related to other comprehensive income (loss) items	(111)	(79)	76

Other comprehensive (loss) income	(347)	(699)	(4,161)

Comprehensive income	$8,053	$14,493	$17,748

See accompanying notes to the consolidated financial statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended August 31,
	2014	2013	2012
Operating activities
Net income	$8,400	$15,192	$21,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,122	19,931	14,330
Provision for loan loss	5,269	—	—
Loss on assets held for sale and disposal of fixed assets	359	433	706
Non-cash impact of write-offs related to fire	5,161	—	—
Excess tax benefits from share-based payments	(306)	124	5
Deferred income taxes	1,618	3,011	3,509
Insurance proceeds for fire related business interruption and property damage	3,772	—	—
Bargain purchase gains from business combinations	—	—	(2,095)
Other non-cash charges	3,319	4,010	3,816
Changes in assets and liabilities:
Accounts receivable	(3,823)	(4,355)	2,097
Inventories	(9,502)	2,885	(9,141)
Insurance receivable, prepaid expenses and other current assets	(6,876)	(2,493)	(55)
Accounts payable	9,589	2,782	(3,897)
Accrued compensation and other current liabilities	(8,433)	11,066	(736)
Other long-term liabilities	(1,035)	(2,765)	(5,271)
Other assets	(7,363)	195	(2,570)

Net cash provided by operating activities	22,271	50,016	22,607

Investing activities
Purchases of property, plant, and equipment	(9,597)	(12,068)	(18,356)
Insurance proceeds for assets damaged in fire	1,228	—	—
Acquisitions, net of cash acquired	—	(116,692)	(11,923)
Loan to innovation partner	—	—	(12,500)
Proceeds from sale of innovation partner loan	4,350	—	—
Principal payments from innovation partner loan	300	—	—
Proceeds from sale of property, plant, and equipment	1,325	21	—

Net cash used for investing activities	(2,394)	(128,739)	(42,779)

Financing activities
Proceeds from revolving credit facilities	762,195	409,808	312,800
Repayment of borrowings from revolving credit facilities	(799,787)	(339,150)	(293,200)
Proceeds from issuance of debt	75,000	—	—
Principal repayment-term loan	(40,313)	—	—
Proceeds (payments) from secured borrowings	(672)	9,304	—
Debt issuance costs	(2,444)	—	—
Stock issuances	2,234	1,207	738
Excess tax benefits from share-based payments	306	(124)	(5)
Dividend payments	(4,505)	(3,536)	(3,512)

Net cash provided by (used for) financing activities	(7,986)	77,509	16,821

Effect of exchange rate changes on cash	10	103	(355)

Net change in Cash and cash equivalents	11,901	(1,111)	(3,706)
Cash and cash equivalents—beginning of period	2,402	3,513	7,219

Cash and cash equivalents—end of period	$14,303	$2,402	$3,513

See accompanying notes to the consolidated financial statements.

Zep Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income	Total Stockholders' equity
Balance at August 31, 2011	21,632	$216	$92,925	$38,970	$17,012	$149,123
Net income	—	—	—	21,909	—	21,909
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	(3,929)	(3,929)
Defined benefit pension plan adjustment (net of tax of $76)	—	—	—	—	(232)	(232)
Amortization, issuance, and forfeitures of restricted stock grants and stock options	200	2	3,208	—	—	3,210
Deferred compensation plan	—	—	609	—	—	609
Employee stock purchase plan issuances	—	—	211	—	—	211
Stock option exercises	—	—	527	—	—	527
Dividend payments	—	—	—	(3,512)	—	(3,512)
Tax effect on stock options and restricted stock	—	—	1	—	—	1

Balance at August 31, 2012	21,832	$218	$97,481	$57,367	$12,851	$167,917

Net income	—	—	—	15,192	—	15,192
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	(965)	(965)
Defined benefit pension plan adjustment (net of tax of $79)	—	—	—	—	266	266
Amortization, issuance, and forfeitures of restricted stock grants and stock options	233	3	3,473	—	—	3,476
Deferred compensation plan	—	—	536	—	—	536
Employee stock purchase plan issuances	—	—	193	—	—	193
Stock option exercises	—	—	1,014	—	—	1,014
Dividend payments	—	—	—	(3,536)	—	(3,536)
Tax effect on stock options and restricted stock	—	—	(124)	—	—	(124)

Balance at August 31, 2013	22,065	$221	$102,573	$69,023	$12,152	$183,969

Net income	—	—	—	8,400	—	8,400
Foreign currency translation adjustment (net of tax of $0)	—	—	—	—	(738)	(738)
Defined benefit pension plan adjustment (net of tax of $111)	—	—	—	—	391	391
Amortization, issuance, and forfeitures of restricted stock grants and stock options	331	3	2,986	—	—	2,989
Deferred compensation plan	—	—	333	—	—	333
Employee stock purchase plan issuances	—	—	167	—	—	167
Stock option exercises	—	—	2,067	—	—	2,067
Dividend payments	—	—	—	(4,505)	—	(4,505)
Tax effect on stock options and restricted stock	—	—	306	—	—	306

Balance at August 31, 2014	22,396	$224	$108,432	$72,918	$11,805	$193,379

See accompanying notes to the consolidated financial statements.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 1: Business and Summary of Significant Accounting Principles

  Description of the Business

Zep Inc. ("Zep" or "we" or "our" or the "Company") is a leading consumable chemical packaged goods company, providing a wide variety of high-performance chemicals and related products and services that help professionals maintain, clean and protect their assets. We market our products and services under well recognized brand names, including Zep®, Zep Professional®, Zep Commercial®, Zep Automotive® and other Zep Inc. brands. Our common stock is listed on the New York Stock Exchange under the ticker symbol "ZEP".

  Basis of Presentation and Consolidation Policy

Our consolidated financial statements include the assets, liabilities, revenue and expense of all wholly-owned subsidiaries and majority owned subsidiaries over which we exercise control and entities in which we exercise control and have a controlling financial interest or are deemed to be the primary beneficiary. The general condition for control is ownership of a majority of the voting interests of an entity. Control may also exist in arrangements where we are the primary beneficiary of a variable interest entity ("VIE"). An entity that will have both the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb the losses or receive the benefits significant to the VIE is considered a primary beneficiary of that entity. We have determined that we are not a primary beneficiary in any material VIE.

We eliminate all intercompany accounts and transactions from our consolidated financial statements.

  Use of Estimates and Assumptions

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) accounts receivable, including estimates as to the recoverability of insurance receivables; (2) inventories; (3) long-lived and definite-lived intangible assets; (4) goodwill and indefinite-lived intangibles; (5) self-insurance reserves; (6) assessment of loss contingencies, including environmental and litigation liabilities; and (7) legal and other contingencies. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

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

We include shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with inbound freight and freight between manufacturing facilities are generally recorded in Cost of products sold, which also includes the cost normally incurred in acquiring and producing inventory for sale, purchasing and receiving costs, and inspection costs. Certain customer-related shipping and handling costs, as well as other distribution costs, are included in Selling, distribution, and administrative expenses. We believe this presentation is consistent with many of our peers and competitors. However, we acknowledge that our gross profit amounts may not be comparable to certain other entities, as some entities may include all of the costs related to their distribution network in their cost of products sold. Customer-related shipping and handling costs included within our Selling, distribution, and administrative expenses totaled $49.3 million, $45.0 million, and $42.3 million for the fiscal years ended August 31, 2014, 2013 and 2012, respectively. Other distribution costs, which primarily consist of the cost of warehousing finished goods inventory, totaled $22.5 million, $22.1 million, and $23.1 million for the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

  Selling, Distribution and Administrative Expenses

Selling, distribution and administrative expenses include selling, distribution, marketing and advertising expenses; research and development costs; salaries, travel and office expenses of administrative associates and contractors; legal and professional fees; software license fees and bad debt expenses.

Research and development costs are expensed as incurred. Research and development expenses ranged between $1.4 million and $1.6 million during the three years ended August 31, 2014. Advertising costs are expensed as incurred and totaled $3.9 million, $4.3 million and $2.7 million for the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

  Restructuring Activities

Restructuring charges, net include employee severance and benefit costs, impairments of assets, and other costs associated with exit activities. We apply the provisions of ASC 420, Exit or Disposal Cost Obligations (ASC 420) or ASC 712, Compensation—Nonretirement Postemployment Benefits, based on the facts and circumstances related to our restructuring activities. Severance costs accounted for under ASC 420 are recognized when management with the proper level of authority has committed to a restructuring plan and communicated those actions to associates. Impairment losses are based upon the estimated fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Other exit costs include environmental remediation costs and contract termination costs, primarily related to equipment and facility lease obligations. At each reporting date, we evaluate the accruals for restructuring costs to ensure the accruals are still appropriate. See Note 7—Restructuring Charges for further discussion.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

  Cash and Cash Equivalents

Cash and cash equivalents includes investments that are highly liquid and have maturities of three months or less when purchased. The carrying values of cash and cash equivalents approximate their fair value due to the short-term nature of these instruments. We maintain amounts on deposit with various financial institutions, which may, at times, exceed federally insured limits. However, management periodically evaluates the credit-worthiness of those institutions, and we have not experienced any losses on such deposits.

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

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. We write-off uncollectible accounts receivable against the allowance for doubtful accounts after exhausting collection efforts. See Note 11—Accounts receivable for further discussion.

  Inventories

Inventories, which include materials, direct labor, and related manufacturing overhead, are stated at the lower of cost or market. We use the first-in, first-out or average cost basis to determine cost. See Note 12—Inventories for further discussion.

  Goodwill and Identifiable Intangible Assets

We test for impairment at least annually at the beginning of the fourth quarter of each fiscal year, unless a triggering event occurs that would require an interim impairment assessment. In performing our goodwill impairment test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we perform a qualitative assessment and determine that an impairment is more likely than not, then we perform the two-step quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment assessment will be the same whether we choose to perform the qualitative assessment or proceed directly to the two-step quantitative impairment test. Zep is one reporting unit and our impairment test is performed at that level. For each of the years ended August 31, 2014, 2013 and 2012 we elected to perform the quantitative assessment.

Indefinite-lived assets are not amortized and consist of trademarks and tradenames. Definite-lived intangible assets consist primarily of customer relationships, patents and technology and are amortized on a straight-line basis or under the undiscounted cash flows method over the estimated economic life of the respective agreements. See Note 14—Goodwill and Intangibles Asset for further information.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

  Share-Based Compensation

We recognize compensation expense for share based awards in accordance with ASC 718, Compensation—Stock Compensation. Share-based expense includes expense related to restricted stock and options issued, as well as share units deferred into the Director Deferred Compensation Plan and the Supplemental Deferred Savings Plan. Share-based expense is included within Selling, distribution and administrative expenses on the consolidated statement of operations. Equity awards with service-only vesting provisions are accounted for on a straight-line basis. The majority of the share-based compensation expense does not affect our overall cash position. Therefore, certain of these expenses are reflected as Other non-cash charges within our consolidated statements of cash flows. Share-based compensation accounting rules require that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. See Note 8—Share-Based Incentive Programs for further discussion.

  Property, Plant, and Equipment and Depreciation

We record land, buildings, capitalized software, leasehold improvements and machinery and equipment at cost. We report depreciation of property, plant and equipment in Cost of products sold and Selling, distribution and administrative expenses based on the nature of the underlying assets. We record depreciation primarily related to the production of inventory within Cost of products sold. We record depreciation related to selling, distribution and administrative functions within Selling, distribution and administrative expenses. Depreciation is determined principally on a straight-line basis using estimated useful lives of plant and equipment (20 to 40 years for buildings and 5 to 12 years for machinery and equipment). We amortize leasehold improvements over the life of the lease or the useful life of the improvement, whichever is shorter.

We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In case of sale, retirement or disposal, the asset cost and related accumulated depreciation balances are removed from the respective accounts and the resulting net amount, after consideration of any proceeds, is included in Loss (gain) on assets held for sale and disposal of fixed assets. Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset.

We account for operating leases under the provisions of ASC 840, Leases. This guidance requires us to recognize escalating rents, including any rent holidays, on a straight-line basis over the term of the lease for those lease agreements where we receive the right to control the use of the entire leased property at the beginning of the lease term.

See Note 13—Property, Plant and Equipment for further discussion.

  Foreign Currency Translation and Other Expense (Income), Net

Other expense (income), net, is composed primarily of gains or losses on foreign currency transactions and other non-operating items. The functional currency for our foreign operations is the local currency. The translation of foreign currencies into United States dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate each month during the year.

The gains or losses resulting from the translation are included in Comprehensive income on the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Stockholders' Equity and are excluded from net income. Gains or losses relating to foreign currency transactions are included in Other

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

expense (income), net, in our consolidated statements of operations and consisted of expense of $0.9 million, $0.3 million and $0.3 for each of the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

  New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-05, "Foreign Currency Matters (Topic 830)—Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This standard resolves diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investments in a foreign entity. In addition, the standard resolves diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. ASU 2013-05 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2013 (our fiscal 2015). We do not expect the updated guidance to have a significant impact on financial statements.

In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, "Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operation Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This standard provides updated guidance on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 is effective for annual periods, and interim periods within that period, beginning after December 15, 2014 (our fiscal 2016). We have not yet determined the potential effects of the adoption of ASU 2013-11 on our financial statements.

On September 13, 2013, the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (Code), regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replace temporary regulations that were issued in December 2011. Also released were proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These regulations will result in our adoption of certain mandatory and elective accounting methods with respect to property and equipment, inventory and supplies. These final and proposed regulations are generally effective for taxable years beginning on or after January 1, 2014. We are currently analyzing these accounting method changes but we do not believe they will have a material impact on the consolidated financial statements of the Company's fiscal year ending August 31, 2015.

In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plan, and Equipment (Topic 360)—Reporting Discontinued Operation and Disclosures of Disposal of Components of an Entity." This standard changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. ASU 2014-09 is effective for annual periods, and interim periods within that annual period, beginning after December 15, 2014 (our fiscal 2016). We do not expect the updated guidance to have a significant impact on financial statements.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers." This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 (our fiscal year 2018) and early adoption is not permitted. Companies may use either a full retrospective or a modified

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

retrospective approach to adopt ASU 2014-09. We have not yet determined the potential effects of the adoption of ASU 2014-09 on our financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2015 (our fiscal year 2017) with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We do not believe that this guidance will have material impact on our financial statements.

Note 2: Fire at Aerosol Manufacturing Facility

On May 23, 2014, a fire occurred at our aerosol manufacturing facility located in Marietta, Georgia (the "Aerosol Facility"). The fire, the cause of which remains unknown, destroyed our chemical raw material warehouse and damaged other supporting infrastructure that contains or supports our production equipment. Some of the work in process, raw material and finished goods inventory located there was also destroyed or damaged. The products manufactured at the Aerosol Facility included cleaning and maintenance chemicals, lubricants and automotive brake cleaner and accounted for approximately 19% of our revenue for fiscal 2013.

We have arranged for contract manufacturers, one of which was already producing certain aerosol products for us, to manufacture products formerly produced in the Aerosol Facility. We also resumed production at the Aerosol Facility on a limited basis in an attempt to mitigate revenue loss resulting from the fire. We are assisting the contract manufacturers in their efforts to satisfy our requirements for the products by loaning them production equipment and assigning some of our associates to work with them, as needed. However, despite these efforts, the contract manufacturers are currently unable to manufacture some of our products in the quantity and in the formulations required to satisfy some customer requirements for the products. Furthermore, because some of the raw materials destroyed in the fire represented long-term supplies that would normally have not been replenished at the rate required after the fire, we experienced delays in obtaining supplies of some of the raw materials needed by the contract manufacturer to produce our products. These conditions could continue in the foreseeable future.

Our inability to fulfill customer requirements has resulted in the loss of certain customers and will likely result in temporary or permanent loss of customers or market share for certain of our aerosol products, and, thus, may cause a loss of revenue, which may be material. The impact of lost sales related to the fire for fiscal 2014 was approximately $7.5 million with an estimated impact to profit before tax of $2.4 million. We expect that for at least the next few quarters our business will continue to be impacted by the inability to fully meet customer requirements. We expect that our business interruption insurance will cover these losses for a period of time that will be determined through discussion with our insurance companies. No insurance recoveries have been recorded to date related to lost sales. The timing of the receipt of insurance proceeds from losses relating to the fire may be different from when those losses are incurred versus when cash is

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

spent. Any material loss of revenue resulting from the fire and its aftermath that is not covered by our insurance policy could have a material impact on our financial condition and results of operations.

We maintain casualty and business-interruption insurance that we believe will cover the losses resulting from the fire after the first $1 million of losses, which is the Company's self-insured retention under such policies. Our insurance covers the costs to repair, rebuild or replace the damaged portions of the Aerosol Facility (without deduction for depreciation) at the same or another site, the gross earnings (defined as income minus variable expenses during the time when production is suspended at the Aerosol Facility) and the increased costs during the disruption of production. The timing of our receipt of insurance proceeds from losses relating to the fire may be materially different from when those losses are incurred.

We also maintain commercial liability insurance, subject to a $1.5 million self-insured retention. We have recorded $2.8 million related to third party claims related to the fire through August 31, 2014.

We maintain workers' compensation insurance, subject to a $500,000 per claim self-insured retention. One workers' compensation claim has been asserted against us as a result of the fire at the Aerosol Facility.

Our insurance coverage may not fully compensate us for all losses we incur as a result of the fire, which in turn, could have a material adverse impact on our financial condition and results of operations. The timing of receipt of insurance proceeds from losses related to the fire may be materially different from when those losses are incurred. The following table reflects the incremental costs related to the fire and related insurance recovery for the fiscal year ended August 31, 2014:

Loss on property, plant and equipment	$3,043
Loss on inventory	2,118
Clean-up and debris removal costs	5,236
Third party liability claims	2,754
Employee related expenses	2,150
Water treatment facility rebuild	1,015
Legal costs and penalties	1,003
Other fire related costs	787

18,106
Less: Fire related recoveries	(18,106)

Fire related charges, net	$—

Through August 31, 2014, we have incurred costs totaling $18.1 million related to the fire, including a $3.0 million write-off of fixed assets and a $2.1 million write-down of inventory. Based on the provisions of the Company's insurance policies and management's estimates, the losses incurred have been reduced by the estimated insurance recoveries. The Company has determined that recovery of the incurred losses, including amounts related to the retentions described above, is probable and recorded $18.1 million of insurance recoveries through August 31, 2014. In June 2014, we received $5.0 million of insurance proceeds, representing an advance of funds to defray the expenses we incurred to begin cleaning the property, to evaluate the extent of the damage and to outsource the production of our products to the contract manufacturers. As a result, the insurance receivable balance was $13.1 million as of August 31, 2014. In September 2014, we received an additional $11.9 million of insurance proceeds as an advance for the damage to the facility.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 3: Debt

Our indebtedness and credit arrangements consisted of the following:

	August 31, 2014	August 31, 2013
Long-term borrowings:
Term loan	$75,000	$48,750
Industrial revenue bonds	7,150	7,150
Revolving credit facility and capital leases	125,006	154,008

	207,156	209,908
Less debt discount	(270)	—
Less current maturities of long-term debt	(20,006)	(25,000)

	$186,880	$184,908

Future maturities of our outstanding debt obligations are as follows for fiscal years ending August 31:

Amount
2015	$20,006
2016	20,000
2017	20,000
2018	20,000
2019	127,150
Thereafter	—

$207,156

  2014 Credit Facility

On August 21, 2014, we entered into a $325 million five-year senior, secured credit facility (the "2014 Credit Facility") with Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer; KeyBank, National Association and SunTrust Bank, as Co-Syndication Agents; BMO Harris Bank, N.A. and Compass Bank, as Co-Documentation Agents; and the other lenders party thereto (collectively, the "Lenders"). The 2014 Credit Facility is comprised of a revolving loan facility that provides for advances in the initial aggregate principal amount of up to $250 million and a term loan to the Company, in the initial aggregate principal amount of $75 million (the "Term Loan," and together with the revolving loan facility, the "Revolving Facility"). Subject to certain terms and conditions contained in the 2014 Credit Agreement, the Company may, at its option and subject to customary conditions, request an increase in the aggregate principal amount available under the Credit Facility by an additional $100 million. The 2014 Credit Facility permits the issuance of letters of credit and swingline loans.

The 2014 Credit Facility is guaranteed by certain of our domestic subsidiaries (the "Guarantors"). Pursuant to the 2014 Credit Facility, the Guarantors guarantee to the Lenders, among other things, all of the obligations of the Company and each other Guarantor under the 2014 Credit Facility. Borrowings under the 2014 Credit Facility are secured by substantially all of the Company's and each Guarantor's owned real and personal property.

Generally, amounts outstanding under the Revolving Facility bear interest at a "Base Rate" or a Eurocurrency Rate (as defined below). Base Rate advances are denominated in U.S. Dollars, and amounts outstanding bear

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

interest at a rate per annum equal to the sum of (i) the greater of (A) Bank of America's prime rate, (B) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus 0.5% or (C) the Eurocurrency Rate for a one month interest period plus 1%, and (ii) an applicable margin that ranges from 0.75% to 2.00% based upon the Company's leverage ratio. Eurocurrency Rate advances can be denominated in a variety of currencies, including U.S. Dollars, and amounts outstanding bear interest at a rate based upon the London interbank offered rate for the interest period, plus an applicable margin that ranges from 1.75% to 3.00% based upon the Company's leverage ratio (plus any mandatory costs) (the "Eurocurrency Rate"). Under the terms of the 2014 Credit Facility, accrued interest on each loan is payable in arrears on the applicable interest payment date for each loan. Principal repayments on the Term Loan are to be paid quarterly beginning on November 30, 2014 in such amounts as set forth in the 2014 Credit Facility. The Revolving Facility is scheduled to mature on August 21, 2019, at which time all amounts outstanding thereunder will be due and payable.

The Company is required to pay certain fees in connection with the Revolving Facility, including an annual commitment fee equal to the product of the amount of the available revolving commitments under the 2014 Credit Facility multiplied by a percentage that ranges from 0.25% to 0.5% depending upon the Company's leverage ratio, as well as customary administrative fees.

The 2014 Credit Facility contains customary covenants and default provisions for a Revolving Facility of this type, including, but not limited to, financial covenants, limitations on liens and the incurrence of debt, covenants to preserve corporate existence and comply with laws and covenants regarding the use of proceeds of the Revolving Facility. The financial covenants include a maximum leverage ratio, which is the ratio of consolidated net indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense and other items), as defined in the 2014 Credit Facility, starting at 4.50 to 1.00 with step-downs at certain points over the term of the loan, and a minimum fixed charge coverage ratio, which is the ratio of EBITDA (minus certain items) to fixed charges, of 1.25 to 1.0. These ratios are computed at the end of each fiscal quarter for the most recent 12-month period. The default provisions under the 2014 Credit Facility include, among other things, defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants, cross-defaults and guarantor defaults. The occurrence of an event of default under the 2014 Credit Facility could result in all loans and other obligations becoming immediately due and payable and the Revolving Facility being terminated.

The 2014 Credit Facility replaces the Company's 5-Year revolving credit agreement, dated as of July 15, 2010 among the Company, Acuity Specialty Products, Inc., certain other subsidiaries of the Company, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Regions Bank and the other lenders party thereto, as lenders, which was due to expire on July 15, 2015 (the "2010 Credit Facility").

The base interest rate associated with borrowings made under the 2014 Credit Facility approximated 1.82% since origination in August 2014. In addition to this base interest rate, our effective interest rate includes an applicable margin that adjusts in accordance with our leverage ratio. For fiscal year 2014, this applicable margin has averaged 1.75%.

We were in compliance with our debt covenants as of August 31, 2014, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months, excluding acquisitions that we may choose to execute in pursuit of our strategic initiatives. In fiscal 2015, we expect sources of cash to include cash flow from operations as well as insurance proceeds. Our intended uses of cash in fiscal 2015 includes investments in the organization to promote organic growth and rebuilding aerosol production capabilities while in the past much of our cash uses were focused on external acquisitions.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

  2010 Credit Facility

The 2010 Credit Facility was comprised of a revolving loan facility that provided for advances in the initial aggregate principal amount of up to $245 million and a term loan in the initial aggregate principal amount of $75 million. Borrowings under the 2010 Credit Facility were secured by a lien on substantially all of our owned real and personal property. The 2010 Credit Facility required term loan repayments of $2.8 million each quarter until 2015 when the remaining term loan outstanding balance was to become due and payable.

Interest on amounts outstanding under the 2010 Credit Facility was calculated using an "Alternate Base Rate" or a "Eurocurrency Rate." Alternate Base Rate loans bear interest at a rate per annum equal to the sum of (i) the greater of (A) JPMorgan Chase Bank's prime rate, (B) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus 0.5% or (C) the Adjusted LIBO Rate (as defined below) for a one month interest period plus 1% (the "Alternate Base Rate"), and (ii) an applicable margin that ranges from 1.25% to 2.50% based on our leverage ratio. Eurocurrency Rate advances outstanding bear interest at a rate based upon the London interbank offered rate for the interest period multiplied by a statutory reserve rate, plus an applicable margin that ranges from 2.25% to 3.50% based upon our leverage ratio (plus any mandatory costs) (the "Adjusted LIBO Rate").

We were also required to pay certain fees in connection with the 2010 Credit Facility, including an annual commitment fee. That fee was paid quarterly in arrears and determined by our leverage ratio as defined in the 2010 Credit Facility. This facility fee ranged from 0.4% to 0.5% of the unused portion of the $320 million commitment of the lenders under the 2010 Credit Facility. Additionally, we were also required to pay certain fees to the Administrative Agent for administrative services. Facility, commitment and amendment fees incurred by us during fiscal 2013 under the 2010 Credit Facility and its predecessor facilities totaled $1.4 million.

The 2010 Credit Facility contained customary covenants and default provisions, including, but not limited to, financial covenants, limitations on liens and the incurrence of debt, covenants to preserve corporate existence and comply with laws and covenants regarding the use of loans made pursuant to the 2010 Credit Facility. In October 2012, we amended our 2010 Credit Facility in support of our $116.8 million acquisition of ZVC on December 1, 2012 (the "Amendment"). The primary purpose of the Amendment was to permit the execution and delivery of the ZVC asset purchase agreement (the "Asset Purchase Agreement") and the consummation of the transactions thereunder within the terms and conditions of the 2010 Credit Facility. The Amendment, among other things, provided that the execution of the Asset Purchase Agreement would not result in an event of default under the 2010 Credit Facility. The Amendment amended the covenant relating to the maximum leverage ratio, which is the ratio of total indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization expense) such that we will not permit such ratio, determined as of the end of each of our fiscal quarters, all calculated for us and our subsidiaries on a consolidated basis, to be greater than (a) 4.25 to 1.00 for our second, third and fourth quarters of fiscal year 2013, and the first quarter of fiscal year 2014, (b) 4.00 to 1.00 for our second and third quarters of fiscal year 2014, and (c) 3.75 to 1.00 for our fourth quarter of fiscal year 2014 and each fiscal quarter thereafter; provided that, notwithstanding the foregoing, on and after the date, if any, on which we deliver to the administrative agent a covenant reversion notice, the maximum leverage ratio permitted under the 2010 Credit Facility, as amended, will revert to 3.75 to 1.00. Finally, the Amendment also amended the covenant relating to the fixed charge coverage ratio, which is the ratio of EBITDA (minus certain items) to fixed charges, such that we will not permit such ratio, determined as of the end of each of our fiscal quarters for the period of four consecutive fiscal quarters ending with the end of such fiscal quarter, all calculated for us and our subsidiaries on a consolidated basis, to be less than (x) 1.15 to 1.00 for our second, third and fourth quarters of fiscal year 2013, and the first quarter of fiscal year 2014, (y) 1.20 to 1.00 for our second and third quarters of fiscal year 2014, and (z) 1.25 to 1.00 for our fourth

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

quarter of fiscal year 2014 and each fiscal quarter thereafter; provided that, notwithstanding the foregoing, on and after the date, if any, on which we deliver to the administrative agent a covenant reversion notice, the minimum fixed charge coverage ratio permitted under the 2010 Credit Facility, as amended, will revert to 1.25 to 1.00.

The 2014 Credit Facility replaced the 2010 Credit Facility, and, as such, there were no amounts outstanding under the 2010 Credit Facility as of August 31, 2014. The base interest rate associated with borrowings made under the 2010 Credit Facility approximated 0.17% during fiscal year 2014. In addition to this base interest rate, our effective interest rate includes an applicable margin that adjusts in accordance with our leverage ratio. During fiscal year 2014, this applicable margin has averaged 3.50%.

  Industrial Revenue Bonds

The industrial revenue bonds due 2018 were issued by the City of DeSoto Industrial Development Authority, Inc. in May 1991 in connection with the construction of our facility in DeSoto, Texas. Pursuant to a loan agreement between us and the DeSoto Industrial Development Authority, we are required to pay the principal and interest on the bonds. The bonds currently bear interest at a weekly rate. The interest rate during the fiscal year ended August 31, 2014 and August 31, 2013 averaged 0.16% and 0.23%, per annum, respectively. The outstanding principal amount of the bonds is payable upon their maturity in 2018. The payment of principal and interest on the bonds is secured by an irrevocable letter of credit issued by Wells Fargo Bank, National Association. We have given notice of our intent to redeem the bonds in the first quarter of fiscal 2015 using funds available under the 2014 Revolving Credit Facility.

  Letters of Credit

We have outstanding letters of credit totaling $10.1 million for the purpose of providing credit support for our industrial revenue bonds, securing collateral requirements under our casualty insurance programs, and securing certain environmental obligations. These letters of credit were issued under the 2014 Credit Facility, as amended, as of August 31, 2014, thereby reducing the total availability under the facility by such amount.

  Interest Expense, Net

Interest expense, net, is composed primarily of interest expense on our variable-rate debt instruments, partially offset by interest income on cash and cash equivalents and interest earned on the loan receivable with our innovation partner. We made interest payments of $11.2 million, $7.8 million and $5.5 million, respectively, in fiscal 2014, 2013 and 2012.

The following table summarizes the components of interest expense, net:

	2014	2013	2012
Interest expense	$12,538	$9,950	$6,294
Interest income	(719)	(992)	(801)

Interest expense, net	$11,819	$8,958	$5,493

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 4: Commitments and Contingencies

  Self-Insurance

Our insurance program includes the following self-insured retention amounts: workers' compensation—$0.5 million per occurrence; comprehensive general liability claims—$1.5 million per occurrence; auto liability claims—$0.1 million per occurrence; and primary physical loss to property—$1.0 million per occurrence. Our estimate of the aggregate liability for claims incurred, and a provision for claims under this self-insured program is derived from both internal and external sources including but not limited to our independent actuary. We are fully self-insured for certain other types of liabilities, including environmental, product recall, patent infringement, and errors and omissions. We are also self-insured with respect to the majority of our medical benefits plans. We estimate our aggregate liability for claims incurred by applying a lag factor to our historical claims and administrative cost experience. We evaluate the appropriateness of our lag factor annually or when changes in trends or circumstances warrant.

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

  California Sales Representative Litigation

In December 2010, two of our California-based sales representatives filed suit against us on behalf of themselves and on behalf of all other sales representatives who were employed by Acuity Specialty Products, Inc. in the State of California and similarly situated. Approximately 171 persons were members of the putative class proposed by the plaintiffs. Plaintiffs asserted two primary causes of action against us for (i) failure to reimburse work-related expenses (the "Expense Reimbursement Claim") and (ii) failure to pay wages by reason of unlawful deductions from wages (the "Wage Deduction Claim"), as well as derivative claims under the California Labor Code Private Attorney General Act of 2004 ("PAGA") for civil penalties and under the California Business and Professions Code for unfair business practices. The court denied the plaintiff's motion for class certification. In fiscal 2013, we settled the original two plaintiffs' claims for $48,000 plus interest. In addition, the Company paid the State of California PAGA fees of approximately $275,000. The Court awarded the plaintiffs' lawyers legal fees in the amount of $1,162,000 with respect to the lawsuit filed by the two California sales representatives. The Company believes that the award is excessive and has appealed.

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

During fiscal 2014, we recorded $7.2 million of expenses associated with legal defense and settlement costs. Of the $7.2 million, $1.1 million is classified as interest expense, net and $6.0 million is classified as selling, distribution and administrative expenses on the consolidated statement of operations. Except for the issue associated with plaintiffs' attorney fees, which will be resolved by the court, all significant matters have been resolved and we do not anticipate material expense in future periods. The ultimate resolution of the plaintiffs' attorney fees associated with the California Sales Representative Litigation is uncertain. We are reserved for this matter based on a settlement offer to plaintiffs' counsel.

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

  Environmental Remediation Orders

One of our subsidiaries has been named as a responsible party with respect to the facility located on Seaboard Industrial Boulevard in Atlanta, Georgia that it owns and currently uses in the manufacture of our products. Further, our subsidiary has executed a consent order with the Georgia Environmental Protection Division ("EPD") covering this remediation, and is operating under an EPD approved Corrective Action Plan, which

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

may be amended from time to time based on the progression of our remediation. In May 2007, we accrued an undiscounted pre-tax liability of $5.0 million representing our best estimate of costs associated with subsurface remediation, primarily to remove, or secure, contaminants from soil underlying this property, and other related environmental issues. While it is reasonably possible that the total remediation cost could range up to $10.0 million, management's best estimate of the probable total remediation costs continues to be $5.0 million. To date, we have expended approximately $2.8 million of the $5.0 million accrual established in May 2007. Further sampling, engineering studies, and/or changes in regulatory requirements could cause us to revise the current estimate. We arrived at the current estimates based on studies prepared by independent third party environmental consulting firms.

One of our subsidiaries has been named as a responsible party with respect to our Aerosol Facility. With regard to the Aerosol Facility, our subsidiary is responsible for the expected costs of implementing an Amended Corrective Action Plan that was conditionally approved by the EPD in June 2012 under the Georgia Hazardous Response Act. As of August 31, 2014 we recorded liabilities related to the remediation of the Aerosol Facility site in an undiscounted, pre-tax amount of approximately $7.3 million, which represents our best estimate of remaining remediation costs for this site and includes the costs to rebuild the water treatment facility destroyed in the fire. We arrived at the current estimates based on studies prepared by independent third party environmental consulting firms. We have not yet been able to fully assess the impact of the fire on the environmental conditions that are the focus of our remediation efforts at the site.

Additionally, one of our subsidiaries previously conducted manufacturing operations at a facility in Cartersville, Georgia that has since been sold and where sub-surface contamination exists. Pursuant to the terms of the sale, the subsidiary retained environmental exposure that might arise from its previous use of this property. Management is preparing a plan to address sub-surface contamination at this location. Based on recent data, the contamination has migrated off site and is present at a greater depth than originally anticipated. As of August 31, 2014, we recorded liabilities related to the remediation of the Cartersville site in an undiscounted, pre-tax amount of approximately $0.6 million, which represents our best estimate of remaining remediation costs for this site.

The actual cost of remediation of the Aerosol Facility and the Cartersville site could vary depending upon the results of additional testing and geological studies, the rate at which site conditions may change, the success of initial remediation designed to address the most significant areas of contamination, and changes in regulatory requirements. While it is reasonably possible that the total costs incurred by us in connection with these matters could range up to an aggregate of $16.0 million, management's best estimate of total remaining remediation costs for these two sites combined is $7.9 million.

Note 5: Common Stock and Related Matters

  Common and Preferred Stock

We have 500 million shares of common stock, par value $0.01 per share, and 50 million shares of preferred stock authorized as of August 31, 2014. No shares of preferred stock were issued as of that date.

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

The following table reflects basic and diluted earnings per common share for the three fiscal years ended August 31, 2014:

	Years Ended August 31,
	2014	2013	2012
Basic earnings per share:
Net income	$8,400	$15,192	$21,909
Less: Allocation of earnings and dividends to participating securities	—	(16)	(90)

Net income available to common shareholders—basic	$8,400	$15,176	$21,819
Basic weighted average shares outstanding	22,307	21,969	21,768

Basic earnings per share	$0.38	$0.69	$1.00

Diluted earnings per share:
Net income available to common shareholders—basic	$8,400	$15,176	$21,819
Add: Undistributed earnings reallocated to unvested shareholders	—	—	1

Net income available to common shareholders—diluted	$8,400	$15,176	$21,820
Basic weighted average shares outstanding	22,307	21,969	21,768
Common stock equivalents (stock options and restricted stock)	599	466	398

Diluted weighted average shares outstanding	22,906	22,435	22,166

Diluted earnings per share	$0.37	$0.68	$0.98

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

For the years ended August 31, 2014, 2013 and 2012 we excluded from our earnings per share calculation 0.3 million, 0.9 million and 0.8 million common stock equivalents, respectively, because their effect was anti-dilutive.

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

Note 6: Loan to Innovation Partner

On December 19, 2011, we entered into a $12.5 million bridge loan agreement, as lender, with Adco Products, LLC ("Adco"), as borrower (the "Original Loan"). Adco is a specialty chemical manufacturer that provides products and services to customers in the dry-cleaning industry. It is an affiliate of Equinox Chemicals, LLC ("Equinox"), a contract research company with research, innovation, product development and commercialization capabilities that reach both domestic and foreign markets. On February 28, 2013, we entered into an amended and restated loan and security agreement (the "Amended Loan Agreement") with Adco. We entered into the Amended Loan Agreement to, among other things, (i) convert the term of the Original Loan from one to five years such that the loan would mature on February 28, 2018, and (ii) reduce the outstanding principal amount of the Original Loan by $2.5 million to $10.0 million in exchange for the issuance of warrants in both Adco and Equinox. The warrants issued to us entitled us to purchase equity interests in Equinox and Adco equal to up to 19% of the then economic, beneficial and other equity interests in each company on a fully diluted basis and subject to certain adjustments.

The loan agreement was considered a variable interest and provided the majority of Adco's financing. In connection with this loan, we also entered into a master service agreement with Equinox, pursuant to which Equinox will provide us with product-development services, and a technology sharing agreement with Equinox for access to new-product technology. The master service agreement and Amended Loan Agreement collectively do not provide us either ownership in or control of Adco's operations.

Adco made all interest and principal payments on the loan from inception through June 2014. However, on June 24, 2014, we were informed by Adco that they would not be able to make the required principal payment on June 30, 2014 and requested modifications to the Amended Loan Agreement. As a result, we evaluated the recoverability of the loan receivable and warrants and recorded an impairment charge of $5.7 million in the third quarter of fiscal 2014 as "Provision for loan loss".

On August 29, 2014, we entered into a Loan Purchase and Assignment Agreement with ADCO Professional Products, LLC, a Delaware limited liability company ("Professional Products"), pursuant to which we sold and assigned to Professional Products all of its rights, title and interest in the $10.0 million loan to Adco together with Adco warrants for a total cash purchase price of $4.4 million. As of August 29, 2014, the loan had an outstanding principal balance of $9.4 million and had been valued on our books at the end of our third fiscal

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

quarter of 2014, based on its anticipated recoverability, at approximately $4.0 million. Accordingly, we reduced the provision for loan loss recorded in the third quarter by $0.4 million in the fourth quarter. We retained our previously held warrants in Equinox with a carrying value of $2.3 million as of August 31, 2014.

Note 7: Restructuring Charges

During fiscal 2010, Restructuring Charges recorded within our consolidated statements of operations reflect 1) the consolidation of our logistics branch network, 2) the further streamlining of our organizational structure, which resulted in the reduction of non-sales headcount, and 3) the continued integration of ours and then newly acquired Amrep's manufacturing capabilities. We began marketing a facility in Lancaster, Texas after we transferred manufacturing activities at that location to other of our facilities. After assessing the property's fair value in fiscal year 2012 and 2013, we adjusted the asset's fair market value down by $0.5 million and $0.3 million, respectively, to $1.8 million as of August 31, 2013. We adjusted the property's fair value down by an additional $0.4 million, to $1.4 million in the second quarter of fiscal 2014. The sale of the property was finalized in March 2014. We recorded the charges associated with these write-downs in Acquisition and Integration in our consolidated statements of operations.

In the first-half of fiscal 2011, we recorded a pretax restructuring charge of $1.5 million for costs associated with facility consolidations and reduction of non-sales headcount.

In fiscal 2013, we began marketing a facility in Wellingborough, United Kingdom for sale. We reclassified this asset's value of $1.0 million from Buildings and leasehold improvements to Prepaid expenses and other current assets in our consolidated balance sheets in accordance with its held-for-sale status. The facility in Wellinborough, United Kingdom sold in October 2013.

In fiscal 2013, we developed a plan and began executing a variety of complexity-reduction activities, including facilities consolidation, process simplification, product-line and customer rationalization, and headcount reductions related to such activities. During the fourth quarter of fiscal 2013, we recorded a $5.2 million restructuring charge in connection with these efforts.

Since the initiation of the 2013 restructuring plan, we consolidated four branch locations and continue to review our branch network design and logistic alternatives. We have completed the headcount reduction at our corporate headquarters locations and have made $2.9 million in severance payments. In the fourth quarter of fiscal 2014, we determined that certain elements of the plan related to our European operations could not be completed and restructuring reserves were therefore reversed. Restructuring charges, net of $0.5 million for fiscal 2014 includes $0.6 million of favorable adjustment to our European restructuring reserves, partially offset by an additional $0.1 million of costs associated with facility exit costs.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

As of August 31, 2013 and 2014, the restructuring reserve was classified as short-term and the balances are included in Accrued compensation and Other accrued liabilities on the consolidated balance sheets.

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2011	$628	$1,880
Fiscal 2012 restructuring charges, net	—	—
Payments made from restructuring accruals	(568)	(1,323)

Balance as of August 31, 2012	$60	$557
Fiscal 2013 restructuring charges, net	4,631	528
Payments made from restructuring accruals	(387)	(649)

Balance as of August 31, 2013	$4,304	$436
Fiscal 2014 restructuring charges, net	(585)	129
Payments made from restructuring accruals	(2,885)	(304)

Balance as of August 31, 2014	$834	$261

Note 8: Share-Based Incentive Programs

The Company's Board of Directors has authorized long term incentive plans, under which Zep stock, restricted stock, performance stock and stock options are granted to certain executive officers and key employees. For the fiscal years ended August 31, 2014, 2013 and 2012, we incurred $4.1 million, $4.1 million and $4.0 million, respectively, of share-based expense, which includes an estimate of forfeitures. We did not capitalize any expense related to share-based payments.

On January 7, 2014, our stockholders approved the Amended and Restated Zep Inc. 2010 Omnibus Incentive Plan (the "Omnibus Incentive Plan"), under which 4,580,000 shares of our common stock are reserved for issuance with respect to long-term equity incentive awards. The Omnibus Incentive Plan replaced our previous share-based incentive plan. The number of shares available for issuance under the Omnibus Incentive Plan was reduced on a share-for-share basis by the number of shares reserved for issuance under our previous share-based incentive plans; however, shares that were reserved for issuance under our previous share-based incentive plan, and shares subject to awards under the previous plan that are subsequently forfeited, that are cancelled or that expire are available for issuance pursuant to the Omnibus Incentive Plan. Pursuant to the Omnibus Incentive Plan, the Compensation Committee (the "Committee") of our Board of Directors is authorized to issue awards consisting of stock options, stock appreciation rights, restricted stock and/or unit awards, performance stock and/or unit awards and cash-based awards to eligible employees, non-employee directors and outside consultants.

Stock options granted under the Omnibus Incentive Plan may be either non-qualified stock options or incentive stock options. The exercise price of stock options may not be less than the fair market value of the common stock on the date of grant. Generally, all options granted under the Omnibus Incentive Plan have terms of ten years. Options granted by the Committee generally vest over four years. Vested options held by terminated employees generally allow for an exercise period of three months following termination. Restricted stock and/or units granted under the Omnibus Incentive Plan that are service based generally vest proportionately over four years. The fair value of restricted stock awards is measured based on their grant date fair market value, and the related compensation expense is recognized over a requisite service period equal to the awards' vesting period. Restricted stock and/or units granted under the Omnibus Incentive Plan that become vested upon the attainment of a stock price appreciation target and a related vesting date

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

("stock appreciation awards") generally have four year service periods that coincide with four stock price appreciation targets and do not vest unless both criteria have been achieved. The fair value of our stock appreciation awards is determined using a Monte-Carlo simulation valuation model that accommodates stock price appreciation and other provisions of these awards. Restricted stock and/or units granted under the Omnibus Incentive Plan having both service- and earnings-based vesting conditions will vest in their entirety on the third anniversary of their grant date provided that the time-based service requirements and threshold performance levels are achieved. The performance levels are based upon cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") or average Return on Invested Capital ("ROIC") as measured over a three-year performance period.

At August 31, 2014, 1.5 million options to purchase shares of our common stock, 0.4 million restricted stock awards and/or units, and 0.3 million market and performance conditioned restricted stock awards and/or units were outstanding under the Omnibus Incentive Plan, including those that were previously issued and outstanding under our prior plan. A total of 0.8 million shares were available for grant under the Omnibus Incentive Plan at August 31, 2014. Forfeited shares and shares that are exchanged to pay taxes due upon exercise of stock options or the release of awards are returned to the pool of shares available for grant.

  Stock Options

The grant date fair value of each option is estimated using the Black-Scholes model. The dividend yield was calculated based on annual dividends paid and the trailing historical average closing stock price at the time of grant. Expected volatility for awards issued under our long-term incentive programs was historically based on the volatilities of well-established guideline companies as well as our own historical volatility. This method of determining volatility has been phased out because our trading history is now established and is a more appropriate measure of our expected volatility. We base our risk-free rate on the United States Treasury yield for a term equal to the expected life of the options at the time of grant. We use our historic exercise data to determine the expected life of options. All inputs into the Black-Scholes model are estimates made at the time of grant. Actual realized value of each option grant could materially differ from these estimates, though without impact to future reported net income.

The following weighted average assumptions were used to estimate the fair value of stock options in the fiscal years ended August 31, 2013 and 2012. We did not grant stock options during the fiscal year ended August 31, 2014.

	2013	2012
Dividend yield	1.1%	0.8%
Expected volatility	48.1%	45.9%
Risk-free interest rate	0.8%	1.4%
Expected life of options	6 years	6 years
Weighted-average fair value of options granted	$6.26	$7.44

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Stock option transactions during the fiscal years ended August 31, 2014, 2013, and 2012 can be summarized as follows:

	Outstanding (share data in thousands)		Exercisable (share data in thousands)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2011	1,693	$13.70	1,045	$12.58

Granted	113	$18.09
Exercised	(38)	$13.85
Forfeited	(40)	$16.87

Outstanding at August 31, 2012	1,728	$13.91	1,383	$13.10

Granted	116	$15.18
Exercised	(114)	$10.67
Forfeited	(35)	$16.68

Outstanding at August 31, 2013	1,695	$14.16	1,453	$13.75

Granted	—	—
Exercised	(175)	$13.00
Forfeited	(12)	$14.50

Outstanding at August 31, 2014	1,508	$14.29	1,354	$14.04

Range of option exercise prices at August 31, 2014:
$9.50 – $11.00 (average life – 0.9 years)	234	$9.83	234	$9.83
$12.50 – $13.00 (average life – 3.2 years)	470	$12.52	470	$12.52
$15.00 – $17.50 (average life – 5.1 years)	597	$16.14	517	$16.29
$17.51 – $22.00 (average life – 6.5 years)	207	$18.02	132	$18.07

The total intrinsic value of options exercised during the fiscal years ended August 31, 2014, 2013 and 2012 was $1.2 million, $0.5 million and $0.1 million, respectively. The total intrinsic value of options outstanding, expected to vest, and exercisable as of August 31, 2014, 2013 and 2012 was $3.3 million, $2.0 million and $2.8 million, respectively. As of August 31, 2014, the total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.4 years, was $0.5 million. The weighted-average remaining contractual terms of options outstanding and currently exercisable as of August 31, 2014 were both approximately four years.

  Service Conditioned Restricted Stock Awards

The majority of restricted stock and/or unit awards issued to our employees vest over a four-year period in accordance with time-based service conditions. Restricted stock awards issued to our non-employee directors vest one year from the grant date. The grant date fair value of restricted stock is equal to the closing stock price on that date. The recipient of an award will be entitled to receive dividends or similar distributions on the shares of common stock underlying the corresponding awards when they become vested and the recipient of the stock awards will be entitled to vote.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Restricted stock transactions during the fiscal years ended August 31, 2014, 2013 and 2012 can be summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at August 31, 2011	304	$16.79

Granted	174	$14.61
Vested	(159)	$16.22
Forfeited	(22)	$16.47

Outstanding at August 31, 2012	297	$15.87

Granted	299	$13.86
Vested	(129)	$16.05
Forfeited	(22)	$14.95

Outstanding at August 31, 2013	445	$14.50

Granted	207	$16.80
Vested	(193)	$14.63
Forfeited	(19)	$15.28

Outstanding at August 31, 2014	440	$15.50

As of August 31, 2014, the total unrecognized compensation cost related to unvested restricted stock and/or unit awards to our employees was $4.1 million and is expected to be recognized over a weighted-average period of approximately two years. The total fair value of shares vested during the years ended August 31, 2014, 2013 and 2012, was approximately $3.0 million, $2.5 million, $2.1 million, respectively.

  Market and Performance Conditioned Restricted Stock Awards

  Market Conditioned Restricted Stock and/or Unit Awards

Stock appreciation awards issued to employees under the Omnibus Incentive Plan generally vest upon the achievement of stock price (market) targets ("Stock Appreciation Target") and service-related target dates ("Target Date"), in each case as specified at the time of grant of the award. The Stock Appreciation Targets may be met at any time during a period, generally four years, beginning on the grant date and ending on the last Target Date. Generally, achievement of a particular Stock Appreciation Target occurs when the average closing price of our common stock on the New York Stock Exchange for 20 consecutive trading days, on a rolling basis, is equal to or exceeds the particular Stock Appreciation Target. If a Stock Appreciation Target is achieved prior to the corresponding Target Date, then that Stock Appreciation Target will be considered to have been met, regardless of changes in the price of a share of our common stock that occurs later. If upon the final Target Date some or all of the Stock Appreciation Targets have not been achieved, any remaining unvested shares of stock appreciation awards will become fully vested as of the final Target Date if our stock price over the period following the grant date equals or exceeds the return of an index or peer group specified at the time of the award over the same period. Any shares of stock appreciation awards not otherwise vested on the last Target Date will be forfeited. Upon the achievement of each Stock Appreciation Target, the recipient of the award will be entitled to receive dividends or similar distributions on, and be entitled to vote, the shares of common stock underlying the corresponding stock appreciation awards.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

The grant date fair value of our stock appreciation awards was derived using a Monte-Carlo simulation model. The following weighted average assumptions were used to estimate the fair value of these stock appreciation awards issued in fiscal 2011 and 2010. We did not issue stock appreciation awards during fiscal 2014, 2013 or 2012. Shares in tranches 1 through 4 of the fiscal 2010 award have vested. Shares in tranche 1 of the fiscal 2011 award have vested. Tranches 2, 3 and 4 of the 2011 award are not expected to vest.

	2011	2010
Dividend yield	1.0%	1.1%
Expected volatility	49.08%	43.68%
Risk-free interest rate	0.91%	1.98%
Weighted-average fair value of stock appreciation awards granted in:
Tranche 1	$16.48	$13.61
Tranche 2	$15.98	$13.17
Tranche 3	$15.39	$12.82
Tranche 4	$14.84	$12.43

  Performance Conditioned Restricted Stock Awards/Units

Restricted stock and/or units granted under the Omnibus Incentive Plan with both service and earnings-based (performance) vesting conditions will vest in their entirety on the third anniversary of their grant date provided that both the time-based service requirements are achieved and the thresholds based upon our cumulative EBITDA or average ROIC as measured over a three-year period are attained. The level of cumulative EBITDA and average ROIC achieved will determine the ultimate number of performance shares received by an award holder. The recipient of a stock or unit award will be entitled to receive dividends or similar distributions on the shares of common stock underlying the corresponding awards when they become vested and the recipient of the stock awards will be entitled to vote.

As of August 31, 2014, the total unrecognized compensation cost related to unvested market and performance conditioned awards was approximately $0.9 million. That cost is expected to be recognized over

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

a weighted-average period of 0.8 years. Activity involving market and performance conditioned awards during the years ended August 31, 2014, 2013 and 2012 is summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at August 31, 2011	114	$14.19

Granted	47	18.09
Vested	(34)	14.53
Forfeited	(10)	14.34

Outstanding at August 31, 2012	117	$15.64

Granted	143	15.18
Vested	(18)	12.97
Forfeited	(10)	15.18

Outstanding at August 31, 2013	232	$15.58

Granted	130	16.80
Vested	(16)	12.60
Forfeited	(15)	15.73

Outstanding at August 31, 2014	331	$15.80

  Share Units

In fiscal 2008, we adopted the Zep Inc. Nonemployee Director Deferred Compensation Plan, as amended and restated in October 2012. We require our Directors to defer at least 50% of their annual retainer into this program, and our Directors may defer additional amounts at their election. Under this plan, share deferrals are valued at fair market value at the date of deferral. Of the 300,000 shares reserved for issuance under this plan, 25,706 have been issued. As of August 31, 2014, 93,572 fully-vested share units were accounted for in this plan.

We also maintain a non-qualified deferred compensation program, the Zep Inc. Amended and Restated Supplemental Deferred Savings Plan. This program provides for elective deferrals of an eligible employee's compensation. These deferrals may be matched with company contributions as stipulated by the plan. In addition, when participants defer a minimum of 1% of base salary, the plan provides for a supplemental company contribution ranging from 0% to 5% of an eligible employee's compensation, unless otherwise determined by the Committee. Share unit deferrals resulting from the match and supplemental contributions provided by us are valued at their fair market value at the date of deferral and are ultimately distributed to plan participants in stock. Associates may also elect to defer salary and/or bonus into the share units. Of the 400,000 shares of our common stock reserved under the plan, approximately 29,742 have been issued. As of August 31, 2014, of the 115,295 share units outstanding in this plan, 106,648 share units fully vested and were accounted for in this plan.

  Employee Stock Purchase Plan

In fiscal 2008, we adopted the Zep Inc. Employee Stock Purchase Plan for the benefit of eligible employees. Under the plan, associates are able to purchase our common stock at a 5% discount on a monthly basis. Discounts received under this plan are not compensatory. Of the 200,000 shares of common stock reserved for purchase under the plan, approximately 97,100 shares remained available as of August 31, 2014. Eligible employees may participate at their discretion.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 9: Income Taxes

The components of income before taxes are as follows:

	Years Ended August 31,
	2014	2013	2012
United States	8,832	16,614	26,343
Foreign	5,266	6,473	7,493

Income before income taxes	$14,098	$23,087	$33,836

We account for income taxes using the asset and liability approach. This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax liabilities and assets are determined based on the differences between the financial reporting and the tax basis of an asset or liability. Management has established valuation allowances when it determines that it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The provision for income taxes consists of the following components:

	Years Ended August 31,
	2014	2013	2012
Current
Federal	$3,537	$1,810	$6,484
State and local	651	459	859
Foreign	2,134	2,615	2,527

Total current provision	6,322	4,884	9,870
Deferred
Federal	(308)	3,456	1,592
State and local	(89)	32	522
Foreign	(227)	(477)	(57)

Total deferred provision (benefit)	(624)	3,011	2,057

Total income tax provision	$5,698	$7,895	$11,927

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

A reconciliation from the federal statutory rate to the total provision for income taxes is as follows:

	Years Ended August 31,
	2014	2013	2012
Income tax expense (benefit) at federal statutory rate	$4,934	$8,080	$11,842
State and local income taxes net of federal tax benefit	588	485	846
Permanent items—nondeductible/nontaxable	602	168	(154)
Foreign permanent items and tax rate differential	(55)	(213)	(275)
Change in valuation allowance	(229)	(162)	55
Tax credits	(77)	(120)	(96)
Other—net	(65)	(343)	(291)

Total provision for income taxes	$5,698	$7,895	$11,927

Components of the net deferred income tax liability at August 31, 2014 and 2013 include:

	Years Ended August 31,
	2014	2013
Deferred Income Tax Liabilities
Depreciation	$(10,703)	$(10,724)
Goodwill and intangibles	(16,423)	(14,819)
Other liabilities	(2,481)	(2,262)

Total deferred income tax liabilities	(29,607)	(27,805)
Deferred Income Tax Assets
Self-insurance	1,682	2,218
Deferred compensation	7,005	6,594
Foreign tax losses	1,488	1,160
Environmental reserve	3,440	3,599
Other accruals not yet deductible	10,744	10,340
Other assets and tax losses	3,048	1,338

Total deferred income tax assets	27,407	25,249
Valuation allowance	(1,123)	(1,344)

	26,284	23,905

Net deferred income tax liabilities	$(3,323)	$(3,900)

We made income tax payments of $8.2 million, $5.2 million and $8.6 million in fiscal 2014, 2013 and 2012, respectively.

Recent legislation in the United Kingdom ("UK"), UK finance act 2013, that was enacted on July 17, 2013 provided for a reduction of the UK corporation tax rate from 23% to 20% from April 1, 2013 to April 1, 2015. We have considered this rate change and reflected the appropriate rate in our year end deferred tax balances based on the anticipated future reversal dates.

As of August 31, 2014, we had cumulative undistributed earnings of approximately $26.9 million for which we had not provided residual income tax or withholding tax because we consider them to be indefinitely reinvested. We intend to continue to reinvest indefinitely in our foreign subsidiaries all undistributed earnings of and original investments in such subsidiaries. If these earnings were distributed to the United States in the

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits. Withholding taxes of approximately $1.9 million would be payable upon remittance of all previously unremitted earnings as of August 31, 2014.

Deferred tax assets were partially offset by valuation allowances of $1.1 million at August 31, 2014 and $1.3 million at August 31, 2013. Our deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits of state tax credits, foreign capital loss carryforwards and foreign loss carryforwards. In fiscal 2014, we recognized a net decrease in our valuation allowance of $0.2 million reflecting an adjustment to the expected realizable value of state tax credits and foreign loss carryforwards. In fiscal 2013, we recognized a net decrease in our valuation allowance of $0.2 million reflecting an adjustment to the expected realizable value of state tax credits.

At August 31, 2014, we had $2.1 million in certain domestic state net operating loss carryforwards, which expire between tax years 2025 to 2033. At August 31, 2014, we had approximately $5.3 million in foreign net operating and capital loss carryforwards, of which $2.2 million do not expire and the remaining $3.1 million expire between tax years 2020 and 2023. Additionally, we have state tax credit carryforwards of approximately $1.1 million, which will expire between tax years 2015 and 2032.

The amount of income tax expense recognized related to changes in gross tax-effected unrecognized tax benefits, including interest and penalties was immaterial for the fiscal years ended August 31, 2014 and August 31, 2013. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

As of August 31, 2014, we had gross tax-effected unrecognized tax benefits of $0.8 million (including interest and penalties of $0.2 million), of which $0.8 million before federal benefit (including interest and penalties), if recognized, would affect our effective tax rate. Interest and penalties recognized had a de minimis impact on our fiscal 2014 operating results. There are no significant increases or decreases to the amount of unrecognized tax benefits anticipated within the next twelve months.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at August 31, 2011	$1,080
Additions based on tax positions related to the current year	64
Reductions based on tax positions related to the current year	—
Additions for tax positions of prior years	5
Reductions for tax positions of prior years	(205)
Reductions for settlements with taxing authorities	—
Reductions for closings of statutes of prior years	(56)

Balance at August 31, 2012	$888
Additions based on tax positions related to the current year	35
Reductions based on tax positions related to the current year	—
Additions for tax positions of prior years	45
Reductions for tax positions of prior years	(101)
Reductions for settlements with taxing authorities	(34)
Reductions for closings of statutes of prior years	(19)

Balance at August 31, 2013	$814
Additions based on tax positions related to the current year	1
Reductions based on tax positions related to the current year	—
Additions for tax positions of prior years	2
Reductions for tax positions of prior years	(181)
Reductions for settlements with taxing authorities	—
Reductions for closings of statutes of prior years	(28)

Balance at August 31, 2014	$608

We conduct business globally, and as a result, one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including various jurisdictions in Europe, Canada and the United States. We are no longer subject to U.S. federal income tax examinations for tax years before 2012. With few exceptions, we are no longer subject to state and local income tax examinations for tax years before 2010, or non-U.S. income tax examinations for tax years before 2009.

Note 10: Employee Benefit Plans

We maintain a qualified defined contribution plan to which both our associates and the Company make contributions. Our cost for this plan during the fiscal years ended August 31, 2014, 2013 and 2012 was $2.2 million, $2.7 million and $2.5 million, respectively. Employer matching amounts are allocated in accordance with plan participants' elective deferral investments. Plan participants may invest a percentage of their contributions into a Zep common stock fund. At August 31, 2014, assets of our defined contribution plan included shares of our common stock with a market value of approximately $2.1 million, which represented approximately 1.3% of the total fair market value of the assets in our defined contribution plan on that date.

We also maintain a non-qualified deferred compensation plan for the benefit of eligible employees. The deferred compensation plan provides for elective deferrals of an eligible employee's compensation, which may be matched with contributions from us as stipulated by the plan. In addition, the plan provides for an automatic supplemental contribution by us ranging from 3% to 5% of certain eligible employee's

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

compensation, unless otherwise determined by our Board of Directors. See Note 8—Share-Based Incentive Programs for more information regarding this plan.

We also have a defined benefit pension plan that is maintained by one of our United Kingdom subsidiaries that covers less than five active employees and less than 15 pensioners (the "Non-U.S. Plan") that we acquired with the acquisition of the Hale Group. Benefits under the Non-U.S. Plan depend on compensation and years of service. The Non-U.S. Plan is funded in accordance with regulations in the United Kingdom. We use August 31 as the measurement date for the Non-U.S. Plan.

Components of the net periodic (benefit) expense of the Non-U.S. Plan are as follows:

	2014	2013
Current service cost	$142	$152
Interest cost	252	206
Expected return on plan assets	(429)	(402)

Net pension expense (benefit)	$(35)	$(44)

Assumptions used to determine net periodic pension benefit for the Non-U.S. Plan:

	2014	2013
Discount rate	4.6%	4.0%
Expected rate of return on plan assets	5.0%	5.0%
Rate of compensation increase	4.5%	3.9%
Underlying inflation rate	3.5%	2.9%

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

At each period-end presented, our accumulated benefit obligation for the Non-U.S. Plan is equal to the benefit obligation shown. The obligations, plan assets and funding status of the Non-U.S. Plan were as follows for the years ended August 31:

	2014	2013
Change in benefit obligation:
Projected benefit obligation at beginning of period	$5,025	$5,141
Cumulative foreign exchange effect	326	(108)
Service cost	142	152
Interest cost	252	206
Actuarial (gains) loss	784	(344)
Benefits paid	(15)	(22)

Projected benefit obligation at end of period	$6,514	$5,025

Change in plan assets:
Fair value of plan assets at beginning of period	$8,804	$8,514
Cumulative foreign exchange effect	576	(184)
Actual return on plan assets	1,514	496
Benefits paid	(15)	(22)

Fair value of plan assets at end of period	$10,879	$8,804

Funded status:
Ending funded status	$4,365	$3,779

Net amount recognized in consolidated balance sheet:
Pension asset	$4,365	$3,779

Assumptions used to determine the projected benefit obligation for the Non-U.S. Plan:

	2014	2013
Discount rate	3.8%	4.6%
Rate of compensation increase	4.3%	4.5%
Underlying inflation rate	3.3%	3.5%

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

		Fair Value Measurements Using:
	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of August 31, 2013	$8,804	$—	$8,804	$—
As of August 31, 2014	$10,879	$—	$10,879	$—

The Non-U.S. Plan is currently making benefit payments to one plan participant, which total less than $25,000 on an annual basis. Once that participant reaches retirement age, an annuity will be purchased thereby ending direct payments made from the Non-U.S. Plan to this participant. All other pensions in payment are facilitated by annuity policies that were purchased prior to our acquisition of the Hale Group. We do not expect to make cash contributions to the Non-U.S. Plan in fiscal 2015. The Non-U.S. Plan does not have any prior service cost or transition obligations and does not have any amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefits cost.

Note 11: Accounts Receivable

Accounts receivable, net consists of the following:

	August 31, 2014	August 31, 2013
Trade accounts receivable	$112,484	$108,417
Allowance for doubtful accounts	(4,474)	(3,941)

Accounts receivable, net	$108,010	$104,476

As of August 31, 2014 and 2013, our allowance for doubtful accounts represented approximately 4.0% and 3.6%, respectively, of gross accounts receivable. Expense recorded in connection with our allowance for estimated uncollectible accounts totaled $2.9 million, $1.9 million and $1.7 million for the years ended August 31, 2014, 2013 and 2012, respectively.

  Concentrations of Credit Risk

Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. Receivables due from The Home Depot, our largest single customer, were approximately $11.8 million, $13.6 million and $10.9 million as of the years ended August 31, 2014, 2013 and 2012, respectively, which represent more than 10% of our receivables as of each date. No single customer accounted for more than 10% of total net sales for the years ended August 31, 2014, 2013 or 2012.

  Securitization of Certain Accounts Receivable

On May 31, 2013, we entered into a Master Receivables Purchase Agreement with Bank of America N.A. ("BofA"), whereby BofA may periodically purchase certain accounts receivable amounts from us. Proceeds received from these transfers will be discounted at a rate of LIBOR plus 225 basis points, which is currently less than our cost of borrowing. We receive the majority of those proceeds immediately upon our transfer of

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

qualifying receivable balances to BofA, whereas the billing terms associated with accounts receivable that we may subject to this program can range up to one year. We believe these transfers represent an economical means to manage operating working capital. We will continue to administer the collection of the accounts receivable that are securitized under this agreement. Therefore, we account for the transfer of these receivables as securitized borrowing transactions rather than a true sale of accounts receivable. Accounts receivable subject to this agreement remain classified as Accounts Receivable, less reserve for doubtful accounts on our consolidated balance sheets. As of August 31, 2014, the amount of securitized borrowings reflected within Other accrued liabilities in our consolidated balance sheets totaled $8.6 million. The expense that we recorded in connection with the discount incurred on the transfer of receivables during fiscal year 2014 totaled approximately $0.1 million, which is reflected within Interest expense on our consolidated statements of operations. The proceeds received from these transfers are reflected as Proceeds from secured borrowings on our consolidated statements of cash flows.

Note 12: Inventories

Inventories consist of the following:

	August 31, 2014	August 31, 2013
Raw materials and supplies	$15,386	$17,963
Work in process	1,721	1,711
Finished goods	60,959	50,755

	78,066	70,429
Less: Reserves	(2,116)	(1,796)

Inventories, net	$75,950	$68,633

Note 13: Property, Plant and Equipment

Property, plant and equipment, net consist of the following:

	August 31, 2014	August 31, 2013
Land	$5,504	$5,444
Buildings and leasehold improvements	59,542	60,686
Machinery and equipment	123,109	124,230

	188,155	190,360
Less accumulated depreciation	(112,794)	(108,032)

Property, plant and equipment, net	$75,361	$82,328

Depreciation expense totaled $13.8 million, $12.8 million and $10.4 million for the years ended August 31, 2014, 2013, and 2012, respectively.

The net book value of capitalized software totaled $24.5 million and $24.9 million at August 31, 2014 and 2013, respectively. Capitalized software amortization is included in depreciation of property, plant and equipment and totaled $3.7 million, $3.0 million and $1.3 million for the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

As of August 31, 2013, Prepaid expenses and other current assets in our consolidated balance sheets included held-for-sale fixed assets. In the fourth quarter of fiscal year 2010, we began marketing a facility in

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Lancaster, Texas after we transferred manufacturing activities at that location to other of our facilities. After assessing the property's fair value in fiscal year 2012 and 2013, we adjusted the asset's fair market value down by $0.5 million and $0.3 million, respectively, to $1.8 million as of August 31, 2013. We adjusted the property's fair value down by an additional $0.4 million, to $1.4 million in the second quarter of fiscal 2014. The sale of the property was finalized in March 2014. We recorded the charges associated with these write-downs in Acquisition and Integration in our consolidated statements of operations . In fiscal year 2013, we began marketing a facility in Wellingborough, United Kingdom for sale. We reclassified this asset's value of $1.0 million from Buildings and leasehold improvements to Prepaid expenses and other current assets in our consolidated balance sheets in accordance with its held-for-sale status. The facility in Wellinborough, United Kingdom sold in October 2013.

  Leases

We lease certain of our buildings and equipment under non-cancelable operating lease agreements. Certain of these operating lease agreements contain rent escalation clauses. We expense rent on a straight-line basis over the life of our leases, which commences on the date we have the right to control leased property. Minimum lease payments under noncancelable leases for years subsequent to August 31, 2014, are as follows: 2015—$7.9 million; 2016—$5.6 million; 2017—$4.0 million; 2018—$3.2 million; 2019—$2.5 million; after 2019—$1.6 million. Rent expense totaled $11.7 million in 2014, $10.8 million in 2013 and $9.4 million in 2012.

Note 14: Goodwill and Intangibles

Goodwill is an asset representing future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized, included expected synergies from the acquisition. In fiscal 2014, certain qualitative factors were used to determine the likelihood of goodwill impairment for our one reporting unit. None of the analyses resulted in an impairment charge during fiscal 2014, 2013 or 2012. Changes in the carrying amount of Goodwill during fiscal 2014 and 2013 are summarized as follows:

Balance as of August 31, 2012	$84,604

Acquisitions (Vehicle Care division of Ecolab Inc.)	36,692
Currency translation adjustments	(194)

Balance as of August 31, 2013	$121,102

Currency translation adjustments	(97)

Balance as of August 31, 2014	$121,005

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

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Information summarizing our acquired intangible assets is as follows:

	August 31, 2014	August 31, 2013
Definite-lived intangible assets:
Customer relationships	$112,700	$112,700
Patents and formulations	14,786	14,786

	127,486	127,486
Less accumulated amortization	(24,243)	(15,957)

	103,243	111,529
Indefinite-lived intangible assets:
Trademarks	18,400	18,400

Total	$121,643	$129,929

Amortization expense totaled $8.4 million, $7.1 million, and $3.9 million for the fiscal years ended August 31, 2014, 2013 and 2012, respectively. The amortization expense associated with acquired finite-lived intangible assets established as of August 31, 2014 is expected to approximate $8 million during each of the next five years.

Note 15: Other Long-Term Liabilities

Other long-term liabilities consisted of the following at August 31, 2014 and 2013:

	2014	2013
Deferred compensation and postretirement benefits(1)	$4,107	$4,046
Liabilities related to uncertain income tax positions(2)	786	1,000
Self-insurance reserves	3,159	3,267
Environmental remediation liabilities(3)	8,127	8,912
Other(4)	913	1,115

	$17,092	$18,340

(1)
Postretirement benefits—We adopted a non-qualified deferred compensation plan effective October 31, 2007 for the benefit of eligible employees. The deferred compensation plan administered by us provides for elective deferrals of an eligible employee's compensation, which may be matched with contributions from us as stipulated by the plan. In addition, the plan provides for a supplemental contribution by us ranging from 3% to 5% of certain eligible employee's compensation. The majority of the activity associated with these programs is recorded through corresponding short-term liability accounts. See Note 8—Shared-Based Incentive Programs for more information regarding this plan.

(2)
Liabilities related to uncertain income tax positions—See Note 9—Income Taxes for more information.

(3)
Environmental remediation liabilities—The portion of these accruals that we expect to expend after fiscal year 2015 is classified within Other long-term liabilities. See Note 4—Commitments and Contingencies for more information regarding our environmental remediation efforts.

(4)
Other—These amounts represent a number of liabilities that will be settled beyond fiscal year 2015, the most significant of which pertains to deferred rents associated with facility lease agreements containing escalating rent clauses.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Note 16: Acquisitions

  Vehicle Care division of Ecolab Inc.

We completed the acquisition of Ecolab's Vehicle Care division ("EVC"), effective December 1, 2012 ("Closing Date"), for approximately $116.9 million in cash, subject to post-closing working capital adjustments. In February 2013, we received a return of purchase price totaling $0.1 million pursuant to an agreement involving the final determination of EVC's Closing Date working capital. The return of cash effectively reduced the purchase price of EVC to $116.8 million, and was offset against Goodwill. The combination of EVC, our existing North American Sales and Service vehicle wash operations, and Niagara National LLC ("Niagara") created a new platform that we refer to as "Zep Vehicle Care" or "ZVC". ZVC—which is based in Minnesota—is a leading provider of vehicle care products, including soaps, polishes, sealants, wheel and tire treatments and air fresheners to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers. Zep Vehicle Care provides car, truck and fleet wash operators with high efficacy products for their wash tunnels and facilities. We financed the acquisition using existing debt capacity under the 2010 Credit Facility as amended (as defined in Note 3—Debt). For fiscal 2014, we incurred acquisition and integration-related costs associated with advisory, legal and other services of $1.1 million associated with EVC and our previous acquisitions. For fiscal 2013, we incurred acquisition and integration-related costs of approximately $3.1 million, of which, $1.8 million is related to the EVC acquisition. In addition, we entered into a transition services agreement under which Ecolab continued to provide certain services to us until December 1, 2013.

The operating results of EVC were included in our consolidated financial statements commencing as of the Closing Date. Under the acquisition method of accounting, we made an allocation of the acquisition price to EVC's net tangible and intangible assets based on their estimated fair values as of the Closing Date. The excess of the acquisition price over the net tangible and identifiable intangible assets has been recorded as Goodwill within the consolidated balance sheets. This goodwill is deductible for income tax purposes. A summary of the purchase price allocation that is inclusive of the aforementioned final $0.1 million working capital settlement is as follows:

Tangible assets and liabilities:
Accounts receivable, and other current assets	6,248
Property, plant and equipment	2,882
Other assets	228
Other liabilities assumed	(931)

Total net tangible assets:	$8,427
Identifiable intangible assets
Customer relationships	56,000
Technology (patents and formulations)	4,700
Trademarks	11,000
Goodwill	36,700

Total purchase price allocation	$116,827

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

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

Net sales reflected in the consolidated statements of operations for the year ended August 31, 2013 include $47.3 million of sales generated by ZVC subsequent to the acquisition. Income before income tax provision reflected in the consolidated statements of operations for the year ended August 31, 2013 includes a profit of $2.3 million generated by ZVC subsequent to the acquisition. All costs associated with advisory, legal and other due diligence-related services incurred in connection with acquisition-related activity were expensed as incurred in accordance with purchase accounting rules. These costs are included in Acquisition and Integration Costs within our consolidated statements of operations.

The following unaudited pro forma combined results of operations give effect to the acquisition of EVC as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent our actual consolidated results of operations had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of our future consolidated results of operations. We expect to incur costs and realize benefits associated with integrating our operations and EVC. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities, nonrecurring charges directly attributable to purchase accounting, or any benefits that may result from operating efficiencies or revenue synergies. Therefore, the unaudited pro forma results do not include the EVC-related Acquisition and integration costs reflected in our consolidated statements of operations for the year ended August 31, 2013.

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

The purchase price of the Hale Group was determined upon the net asset value recorded on the books and records of the Hale Group as of December 31, 2011. In accordance with accounting principles generally accepted in the United Kingdom, this net asset value excluded the full value of a pension asset associated with the overfunded status of a defined benefit pension plan maintained by the Hale Group. The plan

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

documents state that the Hale Group is the beneficiary of any surplus of the plan after which time the plan satisfies all benefit obligations to its pensioners. In accordance with accounting principles generally accepted in the United States, we must record the full value of any such surplus as a pension asset. To the best of our knowledge, the sellers of the Hale Group were unaware of the accounting differences created by local country accounting rules, and therefore did not consider this difference when negotiating the purchase price for the Hale Group. Under the acquisition method of accounting, we made an allocation of the Hale Group closing purchase price to the acquired net tangible and intangible assets based on those net assets' estimated fair values as of January 31, 2012, which resulted in a bargain purchase gain due to the above mentioned overfunded pension plan. We recognized this bargain purchase gain, which totaled $1.5 million, in the fourth quarter of our fiscal 2012 only after re-examining the estimates involved with the remainder of the purchase accounting of this transaction. The defined benefit pension plan maintained by the Hale Group includes less than five active employees and less than 15 pensioners. The plan invests solely in a unitized with-profits insurance policy that provides members the option to purchase annuities at rates that are considerably favorable to prevailing rates. Due to the structure of this policy, these investments are not exposed to equity market volatility. See Note 10—Employee Benefit Plans for more information regarding this plan.

  Washtronics of America Inc.

On December 7, 2011, we completed the acquisition of the brands and certain assets of Nevada-based Washtronics of America Inc. ("Washtronics"), a leading producer of automatic truck and fleet wash systems and products in a transaction approved by the United States Bankruptcy Court. The historical total assets and operating results of Washtronics are not material to our Consolidated Financial Statements. We integrated the acquired assets into Niagara during fiscal 2012. Under the acquisition method of accounting, we made an allocation of the Washtronics closing purchase price to the net tangible and intangible assets that we acquired from Washtronics based on their estimated fair values as of December 7, 2011. The acquisition of assets from Washtronics, which filed for Chapter 11 bankruptcy protection prior to our purchase of its brands and certain assets, resulted in a bargain purchase gain of approximately $0.6 million during the fiscal year ended August 31, 2012, resulting primarily from the distressed sale and the fact that we did not assume any liabilities.

Note 17: Fair Value Disclosures

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

During fiscal 2011, in connection with one of our acquisitions, we recorded an earnout liability whose payment is contingent upon earnings targets. That liability was subsequently reduced in fiscal 2012 and again in fiscal 2013 to a zero balance based on our ongoing assessment of the liability's ultimate payout. In the first quarter of fiscal 2014, this matter was resolved and no payout was made.

Note 18: Geographic Distribution of Operations

We manage our entity as a single business unit. Strategies and policies regarding our revenue growth, product sourcing, pricing, supply chain, and marketing of product formulations are facilitated by personnel within our corporate office, which is located in Atlanta, Georgia. Additional functions including but not

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

limited to tax, legal, treasury, environmental compliance, research and development, and risk management are managed through our central, shared-service organization, also located within our Atlanta-based headquarters. We report revenues in one line item as a group of similar products, given our products have similar profit contributions, are marketed to a similar customer base, and share similar methods of production and distribution.

The geographic distribution of our net sales and long-lived assets is summarized in the following table for the fiscal years ended August 31:

	2014	2013	2012
Net sales(1)
Domestic(2)	$575,763	$565,311	$539,683
International	120,726	124,265	113,850

	$696,489	$689,576	$653,533

Long-lived assets(3)
Domestic(2)	$71,473	$85,049	$73,855
International	13,859	14,239	12,621

	$85,332	$99,288	$86,476

(1)
Net sales are attributed to each country based on the selling location. Sales generated in Canada approximated 8.4%, 9.4% and 9.3% of total net sales for the fiscal years ended August 31, 2014, 2103 and 2012, respectively. Each remaining country categorized in the above table as "International" were responsible for less than 5% of our total consolidated net sales.

(2)
Domestic amounts include net sales and long-lived assets for U.S. based operations.

(3)
Long-lived assets include net property, plant, and equipment and other long-term assets excluding long term deferred tax assets.

Note 19: Quarterly Financial Data (Unaudited)

	Net Sales	Gross profit	Income (loss) before taxes	Net income (loss)	Basic earnings (loss) per share(1)	Diluted earnings (loss) per share(1)
2014(a)
1st Quarter	$164,892	$79,261	$4,837	$3,097	$0.14	$0.14
2nd Quarter	157,752	74,043	(949)	(682)	(0.03)	(0.03)
3rd Quarter	187,023	86,879	3,572	2,151	0.10	0.09
4th Quarter	186,822	86,609	6,638	3,834	0.17	0.17
2013(b)
1st Quarter	$158,026	$74,962	$5,525	$3,481	$0.16	$0.16
2nd Quarter	163,386	77,440	4,116	2,791	0.13	0.12
3rd Quarter	185,988	86,893	9,610	6,255	0.28	0.28
4th Quarter	182,176	85,247	3,836	2,665	0.12	0.12

(1)
We calculate basic and diluted earnings per share independently for each of the quarters presented in accordance with applicable earnings per share guidance. Therefore, the sum of quarterly basic and diluted earnings per share may not total to reported annual basic and diluted earnings per share.

Fiscal 2014 and 2013 results include certain unusual or non-recurring items. The impact of these charges, costs and benefits are included within the quarterly data presented above.

Zep Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per-share data and as indicated)

(a)
Fiscal 2014:

•
In connection with the California Sales Representative Litigation discussed in Note 4, we incurred legal defense and settlement costs of approximately $0.8 million, $3.9 million, $0.8 million and $1.6 million during the first, second, third and fourth quarters of fiscal 2014, respectively.

•
We recorded acquisition and integration costs in the first, second and third quarters of fiscal year 2014 of $0.6 million, $0.4 million, and less than $0.1 million, respectively. The second quarter amount includes an adjustment to the fair market value of an asset that is held for sale of $0.4 million.

•
In connection with a loan made to an innovation partner discussed in Note 6, we recorded an impairment on loan loss of $5.7 million in the third quarter of fiscal 2014. In connection with the sale of this loan, we reduced the loan impairment loss by $0.4 million in the fourth quarter of fiscal 2014.

•
As a result of the fire at our Aerosol Facility, we incurred fire related expenses, net of $1.1 million and $1.1 million of fire related recoveries, net in the third quarter and fourth quarters of fiscal 2014, respectively.

(b)
Fiscal 2013:

•
We developed a plan and began executing a variety of complexity-reduction activities, including facilities consolidation, process simplification, product-line and customer rationalization, and headcount reductions related to such activities. During the fourth quarter of fiscal 2013, we recorded a $5.2 million restructuring charge in connection with these efforts.

•
In connection with the California Sales Representative Litigation discussed in Note 4 of the accompanying consolidated financial statements, we incurred legal defense costs of approximately $0.4 million, $0.2 million, $0.4 million, and $0.5 million, during the first, second, third, and fourth quarters of fiscal 2013, respectively.

•
We recorded an $1.3 million favorable adjustment to a contingent consideration liability in the second quarter of fiscal year 2013.

•
We recorded acquisition costs in the first, second, third and fourth quarters of fiscal year 2013 of $0.7 million, $1.1 million, $0.1 million, and $0.6 million, respectively. The fourth quarter amount includes an adjustment to the fair market value of an asset that is held for sale of $0.3 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)  Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to record, process, summarize and report, within time periods specified by the SEC's rules and forms, information required to be disclosed. We are required to maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of the end of the period covered by this Annual Report on Form 10-K, management has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in SEC reports, (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting described below.

(b)  Changes in Internal Control

During the three months ended August 31, 2014, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 framework). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management concluded that as of August 31, 2014, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses described below.

A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

A material weakness exists in the company's financial statement close process, due to the lack of sufficient controls over management's review of account reconciliations and manual journal entries to ensure accounts impacted by manual entries are materially correct. Specifically, the account reconciliation review control is not being performed at the required precision to detect misstatements and therefore it is reasonably possible that an aggregation of undetected immaterial errors could result in a subsequent material misstatement. Additionally, manual journal entries were not subject to review and approval prior to posting to the general ledger.

Management, in conjunction with our internal audit, has concluded that, until remediated, there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company's internal controls. As part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting.

The effectiveness of the company's internal control over financial reporting as of August 31, 2014 has been audited by Ernst & Young LLP, our independent registered public accounting firm, and its attestation report thereon is included herein. Ernst & Young LLP also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report which appears with our accompanying consolidated financial statements.

(d)  Plan for Remediation of Material Weakness in Internal Control over Financial Reporting

We are in the process of remediating the material weakness in internal control over financial reporting described above, which includes enhancing our complement of resources with accounting and internal control knowledge through additional hiring and/or training to implement and perform additional controls over the preparation and review of manual journal entries and account reconciliations. We plan to develop formal policies and improve processes including the reduced usage of manual journal entries and an approval control for manual journal entries with the objective of preventing errors prior to posting to the general ledger. When fully implemented and operating effectively, such enhancements are expected to remediate the material weakness described above. However, we cannot determine how long it will take to remediate this weakness and cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

(e)  Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Zep Inc.

We have audited Zep Inc.'s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Zep Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the company's financial statement close process, due to the lack of sufficient controls over management's review of account reconciliations and manual journal entries. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zep Inc. as of August 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated November 12, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Zep Inc. has not maintained effective internal control over financial reporting as of August 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP

Atlanta, Georgia
November 12, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to our 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement"), which will be filed with the SEC on or before November 24, 2014. The information required to be disclosed in this Item pursuant to Item 406 of Regulation S-K is incorporated by reference to "Information Concerning Zep Inc." in Item 1 of this Annual Report.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2015 Proxy Statement, which will be filed with the SEC on or before November 24, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the 2015 Proxy Statement, which will be filed with the SEC on or before November 24, 2014.

  Disclosure with Respect to Equity Compensation Plans

The following table provides information as of August 31, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. It does not include information about shares issuable under our Employee Stock Purchase Plan, which was approved by stockholders in October 2007.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by the security holders(1)	1,716,562	(2)(3)	$14.29	(4)	825,445	(5)
Equity compensation plans not approved by the security holders	N/A		N/A		N/A

Total	1,716,562				825,445

(1)
Included is information related to the shares issuable pursuant to the following stockholder approved plans.

•
The Amended and Restated Zep Inc. 2010 Omnibus Incentive Plan ("Omnibus Incentive Plan") under which the stockholders approved the issuance of up to 4,580,000 shares in January 2014.

•
The Non-Employee Director Deferred Compensation Plan under which the stockholders approved the issuance of up to 300,000 shares in October 2007 ("Director Deferred Compensation Plan"); and

•
The Supplemental Deferred Savings Plan under which the stockholders approved the issuance of up to 400,000 shares in October 2007 ("SDSP"). The SDSP permits key associates, including the named executive officers, to defer specified percentages of their salary and annual incentive awards or other cash bonuses. Associates who participate in the SDSP are eligible for Company matching contributions to their accounts and for supplemental Company contributions to their accounts. The

    Company matching contributions and Company supplemental contributions are invested on a dollar-for-dollar basis in deferred stock units. Vested stock units are payable in shares of our common stock upon separation of the associate from company.

(2)
Includes the following, as of August 31, 2014:

•
1,507,695 stock options outstanding and issuable upon exercise pursuant to the Omnibus Incentive Plan;

•
93,572 fully vested deferred stock units outstanding and issuable upon retirement of a participating director pursuant to the Director Deferred Compensation Plan; and

•
115,295 fully vested deferred stock units outstanding and issuable pursuant to the terms of the SDSP, which generally occurs upon a terminating event of a participating associate.

(3)
Excludes unvested 439,700 restricted stock/unit awards outstanding and unvested 331,480 performance-based stock/unit awards outstanding as of August 31, 2014.

(4)
Represents the weighted average exercise price of the 1,507,695 stock options described in footnote 2.

(5)
Includes 825,445 shares available for grant pursuant to the Omnibus Incentive Plan as of August 31, 2014 (rounded to 800,000 in Note 8—Shared Based Incentive Programs of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014). Excludes 180,722 shares reserved for issuance under the Director Deferred Compensation Plan and 254,963 shares reserved for issuance under the SDSP as additional shares are not issuable pursuant to the Director Deferred Compensation Plan unless a director defers fees and additional shares are not issuable under the SDSP unless an associate elects to defer a portion of his or her salary and/or bonus.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the 2015 Proxy Statement, which will be filed with the SEC on or before November 24, 2014.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2015 Proxy Statement, which will be filed with the SEC on or before November 24, 2014.

 PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
(1). The following is an index of the financial statements required by this item that are included in this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of August 31, 2014 and 2013

Consolidated Statements of Operations for the years ended August 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended August 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended August 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders' Equity for the years ended August 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(a)
(2). Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

Any of Schedules I through V not listed above have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(a)
(3)  Exhibits filed with this report (begins on next page):

Copies of exhibits will be furnished to stockholders upon request at a nominal fee. Requests should be sent to Zep Inc., Investor Relations Department, 1310 Seaboard Industrial Boulevard, Atlanta, Georgia 30318-2825.

INDEX TO EXHIBITS

Exhibit No.	Description
2	Agreement and Plan of Distribution by and between Acuity Brands, Inc. and Zep Inc., dated as of October 31, 2007.	Reference is made to Exhibit 2.1 of registrant's Form 8-K as filed with the Securities and Exchange Commission ("SEC") on November 5, 2007, which is incorporated herein by reference.
3(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant's Form 8-K as filed with the SEC on October 26, 2007, which is incorporated herein by reference.
3(b)	Amended and Restated By-Laws of Zep Inc., effective as of January 8, 2014.	Reference is made to Exhibit 3(b) of registrant's Form 8-K as filed with the SEC on January 9, 2014, which is incorporated herein by reference.
4(a)	Form of Certificate representing Zep Inc. Common Stock.	Reference is made to Exhibit 4.1 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
4(b)
	Stockholder Protection Rights Agreement, dated as of October 30, 2007, between Zep Inc. and American Stock Transfer and Trust Company, as successor-in-interest to Mellon Investor Services LLC, as rights agent.	Reference is made to Exhibit 4.2 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
4(c)
	First Amendment to Stockholder Protection Rights Agreement, between Zep Inc. and American Stock Transfer and Trust Company, as successor-in-interest to Mellon Investor Services LLC, as rights agent, dated as of January 22, 2009	Reference is made to Exhibit 10(a) of registrant's Form 10-Q as filed with the SEC on April 9, 2009, which is incorporated herein by reference.
10.1	Tax Disaffiliation Agreement, dated as of October 31, 2007, by and between Acuity Brands, Inc. and Zep Inc.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
10.2	Form of Indemnification Agreement.†	Reference is made to Exhibit 10.16 of registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

10.3	Credit Agreement, dated as of July 15, 2010, among Zep Inc., Acuity Specialty Products, Inc., the other subsidiary borrowers party thereto, J.P. Morgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, Regions Bank, as documentation agent, and the other lenders party thereto.	Reference is made to Exhibit 10.1 of the registrant's Form 8-K as filed with the SEC on July 19, 2010, which is incorporated herein by reference.
10.4
	Amendment No. 1, dated as of October 10, 2012, to Credit Agreement, dated as of July 15, 2010, by and among Zep Inc., Acuity Specialty Products, Inc., JPMorgan Chase Bank, N.A, as administrative agent, and the Lenders party thereto.	Reference is made to Exhibit 10.2 of registrant's Form 8-K as filed with the SEC on October 17, 2012, which is incorporated by reference herein.
10.5
	Credit Agreement, dated as of August 21, 2014, among Zep Inc., Acuity Specialty Products, Inc., the other subsidiary borrowers party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, KeyBank, National Association and SunTrust Bank, as Co-Syndication Agents, BMO Harris Bank, N.A. and Compass Bank, as Co-Documentation Agents, and the other lenders party thereto.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on August 26, 2014, which is incorporated herein by reference.
10.6
	Agreement and Plan of Merger, dated January 4, 2010, by and among Zep Inc., Project Missouri, Inc., Dawn Chemical Company MCM Capital Partners L.P., as stockholders representative, and certain stockholders of Dawn Chemical Company.	Reference is made to Exhibit 2.1 of the registrant's Form 8-K as filed with the SEC on January 5, 2010, which is incorporated herein by reference.
10.7
	Asset Purchase Agreement, dated as of July 23, 2010, among Waterbury Companies, Inc., Air Guard Control (Canada) Limited, Air Guard Control Corporation and Amrep, Inc., Amrep IP Holdings, LLC, Acuity Holdings, Inc., and solely with respect to Section 5.9, Watco International Holdings Corp., Wind Point Partners V, L.P. and Wind Point Executive Advisor Partners, L.P. and solely with respect to Section 10.4, Zep Inc.	Reference is made to Exhibit 10.1 of the registrant's Form 8-K as filed with the SEC on July 27, 2010, which is incorporated herein by reference.
10.8	Form of Transition Services Agreement, dated as of September 2, 2010, by and between Amrep, Inc., Acuity Holdings, Inc., Waterbury Companies, Inc. and Air Guard Control (Canada) Limited.	Reference is made to Exhibit 10.1 of the registrant's Form 8-K as filed with the SEC on September 3, 2010, which is incorporated herein by reference.

10.9	Asset Purchase Agreement, dated October 16, 2012, by and among Ecolab Inc., Zep Vehicle Care Inc., Acuity Holdings, Inc., Zep Industries B.V., Zep IP Holding LLC and Zep Inc.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on October 17, 2012, which is incorporated by reference herein.
10.10	Amended and Restated Loan and Security Agreement, dated as of February 28, 2013, by and between Adco Products, LLC, as borrower, and Acuity Specialty Products, Inc., as lender.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on March 6, 2013, which is incorporated by reference herein.
10.11	Zep Inc. Employee Stock Purchase Plan.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on August 31, 2009, which is incorporated herein by reference.
10.12	Amendment of Zep Inc. Employee Stock Purchase Plan.	Reference is made to Exhibit 10.2 of registrant's Form 8-K as filed with the SEC on August 31, 2009, which is incorporated herein by reference.
10.13	John Morgan Employment Letter.†	Reference is made to Exhibit 10.12 of registrant's Form 10 as filed with the SEC on October 10, 2007, which is incorporated herein by reference.
10.14	Amendment to Employment Letter Agreement, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.†	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on October 13, 2009, which is incorporated herein by reference.
10.15	Amendment No. 2 to Change in Control Agreement and Notice of Termination, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.†	Reference is made to Exhibit 10.2 of registrant's Form 8-K as filed with the SEC on October 13, 2009, which is incorporated herein by reference.
10.16	Amendment to Amended and Restated Severance Agreement and Notice of Termination, dated as of October 13, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.†	Reference is made to Exhibit 10.3 of registrant's Form 8-K as filed with the SEC on October 13, 2009, which is incorporated herein by reference.
10.17	Amendment to Change-in-Control Agreement and Severance Agreement dated as of December 28, 2009, by and between Acuity Specialty Products, Inc., Zep Inc. and John K. Morgan.†	Reference is made to Exhibit 10 of registrant's Form 8-K as filed with the SEC on December 31, 2009, which is incorporated herein by reference.
10.18	Amendment to Change-in-Control Agreement and Severance Agreement, dated as of August 20, 2010, by and between Zep Inc. and John K. Morgan.†	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on August 23, 2010, which is incorporated herein by reference.

10.19	Form of Change-in-Control Agreement.†	Reference is made to Exhibit 10(c) of registrant's Form 10-Q/A as filed with the SEC on December 22, 2009, which is incorporated herein by reference.
10.21	Form of Change-in-Control Agreement for Certain Executive Officers.†	Reference is made to Exhibit 10(d) of registrant's Form 10-Q/A as filed with the SEC on December 22, 2009, which is incorporated herein by reference.
10.22	Form of Severance Agreement.†	Reference is made to Exhibit 10(e) of registrant's Form 10-Q/A as filed with the SEC on December 22, 2009, which is incorporated herein by reference.
10.23	Form of Amendment to Change-in-Control Agreement and Severance Agreement, effective as of October 5, 2010.†	Reference is made to Exhibit 10(iii)A(50) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
10.24	Amendment to Severance Agreement effective as of April 9, 2012 between the Company and Robert P. Collins.†	Reference is made to Exhibit 10(c) of registrant's Form 10-Q as filed with the SEC on April 9, 2012, which is incorporated by reference herein.
10.25	Zep Inc. Amended and Restated Supplemental Deferred Savings Plan, effective as of October 5, 2010.†	Reference is made to Exhibit 10(iii)A(48) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
10.26	Zep Inc. Amended and Restated Nonemployee Director Deferred Compensation Plan, effective as of October 2, 2012.†	Reference is made to Exhibit 10(iii)A(55) of registrant's Form 10-K as filed with the SEC on November 7, 2012, which is incorporated herein by reference.
10.27	Amended and Restated Zep Inc. 2010 Omnibus Incentive Plan.†	Reference is made to Annex B of registrant's Definitive Proxy Statement as filed with the SEC on November 19, 2013, which is incorporated herein by reference.
10.28	Form of Nonqualified Stock Option Award Agreement for Executive Officers.†	Reference is made to Exhibit 10.9 of the registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
10.29	Form of Nonqualified Stock Option Award Agreement for Key Employees.†	Reference is made to Exhibit 10.10 of the registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
10.30	Form of Incentive Stock Option Award Agreement for Executive Employees.†	Reference is made to Exhibit 10.12 of the registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.

10.31	Form of Incentive Stock Option Award Agreement for Key Officers.†	Reference is made to Exhibit 10.11 of the registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
10.32	Form of Restricted Stock Award Agreement.†	Reference is made to Exhibit 10.13 of the registrant's Form 8-K as filed with the SEC on November 5, 2007, which is incorporated herein by reference.
10.33	Form of Incentive Stock Option Award Agreement for Executive Employees.†	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
10.34	Form of Non-Qualified Stock Option Award Agreement for Executive Employees.†	Reference is made to Exhibit 10.2 of registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
10.35	Form of Performance Stock Award Agreement.†	Reference is made to Exhibit 10.3 of the registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
10.36	Form of Restricted Stock Award Agreement with restrictive covenants.†	Reference is made to Exhibit 10.4 of registrant's Form 8-K as filed with the SEC on September 8, 2009, which is incorporated herein by reference.
10.37	Form of Incentive Stock Option Award Agreement for Executive Employees.†	Reference is made to Exhibit 10(iii)A(51) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
10.38	Form of Non-Qualified Stock Option Award Agreement for Executive Employees.†	Reference is made to Exhibit 10(iii)A(52) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
10.39	Form of Performance Stock Award Agreement.†	Reference is made to Exhibit 10(iii)A(53) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
10.40	Form of Restricted Stock Award Agreement.†	Reference is made to Exhibit 10(iii)A(54) of registrant's Form 10-K as filed with the SEC on November 8, 2010, which is incorporated herein by reference.
10.41	Form of Restricted Stock Award Agreement for Non-Employee Directors.†	Reference is made to Exhibit 10(a) of the registrant's Form 10-Q as filed with the SEC on January 5, 2011, which is incorporated herein by reference.

10.42	Form of Performance Stock Award Agreement.†	Reference is made to Exhibit 10(a) of the registrant's Form 10-Q as filed with the SEC on July 7, 2011, which is incorporated herein by reference.
10.43	Form of Incentive Stock Option Award Agreement for Executive Employees.†	Reference is made to Exhibit 10(b) of the registrant's Form 10-Q as filed with the SEC on July 7, 2011, which is incorporated herein by reference.
10.44	Form of Non-Qualified Stock Option Award Agreement for Executive Employees.†	Reference is made to Exhibit 10(c) of the registrant's Form 10-Q for the fiscal quarter ended May 31, 2011, as filed with the SEC on July 7, 2011, which is incorporated herein by reference.
10.45	Form of Restricted Stock Award Agreement.†	Reference is made to Exhibit 10(d) of the registrant's Form 10-Q as filed with the SEC on July 7, 2011, which is incorporated herein by reference.
10.46	Form of Performance Stock Unit Award Agreement.†	Reference is made to Exhibit 10(iii)A(52) of registrant's Form 10-K as filed with the SEC on November 1, 2011, which is incorporated herein by reference.
10.47	Form of Amendment to Restricted Stock Award Agreements.†	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on January 17, 2012, which is incorporated by reference herein.
10.48	Form of Restricted Stock Award Agreement.†	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on October 7, 2013, which is incorporated by reference herein.
10.49	Form of Performance Stock Unit Award Agreement.†	Reference is made to Exhibit 10.2 of registrant's Form 8-K as filed with the SEC on October 7, 2013, which is incorporated by reference herein.
10.50	Memorandum of Understanding, dated January 23, 2014, regarding Aguiar, et al. v. Zep Inc., et al., N.D. Cal. Case No. 3:13-cv-00563-RS	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on January 29, 2014, which is incorporated herein by reference.
10.55	Consent Agreement and Final Order, dated July 8, 2014, between the United States Environmental Protection Agency and Zep Inc.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on July 11, 2014, which is incorporated herein by reference.
10.51	Contract Manufacturing Agreement, dated as of May 30, 2014 between Amrep. Inc. and Apollo Technologies, Inc.	Reference is made to Exhibit 10.1 of registrant's Form 8-K as filed with the SEC on June 27, 2014, which is incorporated herein by reference.

10.52	Amendment to the Contract Manufacturing Agreement's Section 9 Insurance, dated June 16, 2014 between Amrep, Inc. and Apollo Technologies, Inc.	Reference is made to Exhibit 10.2 of registrant's Form 8-K as filed with the SEC on June 27, 2014, which is incorporated herein by reference.
12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed with the SEC as part of this Form 10-K.
21	List of Subsidiaries.	Filed with the SEC as part of this Form 10-K.
23	Consent of Independent Registered Public Accounting Firm.	Filed with the SEC as part of this Form 10-K.
24	Powers of Attorney.	Filed with the SEC as part of this Form 10-K.
31(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the SEC as part of this Form 10-K.
31(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the SEC as part of this Form 10-K.
32(a)	Section 1350 Certification, signed by John K. Morgan	Furnished with the SEC as part of this Form 10-K.
32(b)	Section 1350 Certification, signed by Mark R. Bachmann	Furnished with the SEC as part of this Form 10-K.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
—Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets—August 31, 2014 and 2013; (ii) Consolidated Statements of Operations—Years Ended August 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income—Years Ended August 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows—Years Ended August 31, 2014, 2013 and 2012; (v) Consolidated Statements of Stockholders' Equity—Years Ended August 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

†
Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zep Inc.
Date: November 12, 2014	By:	/s/ JOHN K. MORGAN John K. Morgan Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ JOHN K. MORGAN John K. Morgan		Chairman, President, and Chief Executive Officer (Principal Executive Officer)	November 12, 2014
/s/ MARK R. BACHMANN Mark R. Bachmann		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 12, 2014
* Timothy M. Manganello		Director	November 12, 2014
* Timothy T. Tevens		Director	November 12, 2014
* O.B. Grayson Hall, Jr.		Director	November 12, 2014
* Joseph Squicciarino		Director	November 12, 2014
* Ronald D. Brown		Director	November 12, 2014
* Sidney J. Nurkin		Director	November 12, 2014
* Carol A. Williams		Director	November 12, 2014
*BY:	/s/ MARK R. BACHMANN Mark R. Bachmann	As Attorney-In-Fact	November 12, 2014

SCHEDULE II

Zep Inc.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED AUGUST 31, 2014, 2013, AND 2012
(in thousands)

		Additions and Reductions Charged to
	Balance at Beginning of Year	Costs and Expenses	Other Accounts	Deductions	Balance at End of Year
Year Ended August 31, 2014:
Reserve for doubtful accounts	$3,941	2,861	—	2,328	$4,474

Reserve for estimated returns and allowances	$1,236	12,213	—	12,122	$1,327

Year Ended August 31, 2013:
Reserve for doubtful accounts	$3,595	1,918	—	1,572	$3,941

Reserve for estimated returns and allowances	$787	12,798	—	12,349	$1,236

Year Ended August 31, 2012:
Reserve for doubtful accounts	$4,515	1,705	—	2,625	$3,595

Reserve for estimated returns and allowances	$578	14,689	—	14,480	$787