Form 10-Q
period 2014-11-30
Zep Inc.
filed 2015-01-06
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

N/A

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

Common Stock — $0.01 Par Value — 23,049,758 shares as of December 31, 2014.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements (unaudited)

Zep Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per-share data)

	November 30, 2014	August 31, 2014
ASSETS
Cash and cash equivalents	$4,193	$14,303
Accounts receivable, less reserve for doubtful accounts of $4,180 at November 30, 2014 and $4,474 at August 31, 2014	102,626	108,010
Inventories, net	92,149	75,950
Insurance receivable	7,604	13,106
Prepaid expenses and other current assets	8,029	6,254
Deferred income taxes	9,476	10,452
Total Current assets	224,077	228,075
Property, plant and equipment, net of accumulated depreciation of $115,313 at November 30, 2014 and $112,794 at August 31, 2014	73,613	75,361
Goodwill	120,734	121,005
Identifiable intangible assets, net	119,137	121,643
Other long-term assets	10,645	10,127
Total Assets	$548,206	$556,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$20,004	$20,006
Accounts payable	64,358	65,874
Accrued compensation	18,907	19,720
Other accrued liabilities	36,686	39,329
Total Current liabilities	139,955	144,929
Long-term debt, less current maturities	182,701	186,880
Deferred income taxes	15,291	13,931
Other long-term liabilities	17,248	17,092
Total Liabilities	355,195	362,832

Commitments and Contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 22,472,958 issued and outstanding at November 30, 2014, and 22,396,229 issued and outstanding at August 31, 2014	225	224
Paid-in capital	109,167	108,432
Retained earnings	74,890	72,918
Accumulated other comprehensive income	8,729	11,805
Total Stockholders’ equity	193,011	193,379
Total Liabilities and Stockholders’ equity	$548,206	$556,211

See accompanying notes to the condensed consolidated financial statements.

Zep Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended November 30,
	2014	2013

Net sales	$168,290	$164,892
Cost of products sold	89,509	85,631
Gross profit	78,781	79,261
Selling, distribution, and administrative expenses	71,500	71,387
Restructuring charges	(71)	—
Acquisition and integration costs	—	614
Operating profit	7,352	7,260

Other expense:
Interest expense, net	1,796	2,311
Loss on foreign currency transactions	430	50
Other expense, net	186	62
Total other expense	2,412	2,423
Income before income taxes	4,940	4,837
Income tax provision	1,802	1,740
Net income	$3,138	$3,097

Earnings per share:
Basic earnings per share	$0.14	$0.14
Diluted earnings per share	$0.14	$0.14

Shares used in calculation:
Basic	22,435	22,168
Diluted	22,909	22,846

Dividends declared per share	$0.05	$0.05

See accompanying notes to the condensed consolidated financial statements.

Zep Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

	Three Months Ended November 30,
	2014	2013
Net income	$3,138	$3,097
Other comprehensive income:
Foreign currency translation adjustment	(3,076)	942
Other comprehensive income	(3,076)	942
Comprehensive income	$62	$4,039

See accompanying notes to the condensed consolidated financial statements.

Zep Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended November 30,
	2014	2013
Operating Activities
Net income	$3,138	$3,097
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	5,423	5,523
Gain on disposal of fixed assets	—	(58)
Excess tax benefits from share-based payments	141	(141)
Other non-cash charges	840	1,295
Deferred income taxes	1,475	822
Insurance proceeds for fire related operating costs	1,322	—
Changes in assets and liabilities:
Accounts receivable	4,022	10,709
Inventories	(16,895)	(7,197)
Prepaid expenses and other current assets	(8,201)	(208)
Accounts payable	(1,023)	492
Accrued compensation and other current liabilities	(5,015)	(7,266)
Other long-term liabilities	145	90
Other assets	(147)	(188)
Net Cash Provided by (Used for) Operating Activities	(14,775)	6,970

Investing Activities
Purchases of property, plant and equipment	(2,167)	(2,556)
Insurance proceeds for assets damaged in fire	10,536	—
Proceeds from sale of property, plant and equipment	—	58
Net Cash Provided by (Used for) Investing Activities	8,369	(2,498)

Financing Activities
Proceeds from credit facility borrowings	182,604	79,700
Repayments of borrowings from credit facility	(179,640)	(80,213)
Principal repayment — industrial revenue bonds	(7,150)	—
Proceeds from (payments for) secured borrowings	1,804	(2,554)
Debt issuance costs	138	—
Stock issuances	36	1,933
Excess tax benefits from share-based payments	(141)	141
Dividend payments	(1,166)	(1,110)
Net Cash Used for Financing Activities	(3,515)	(2,103)
Effect of exchange rate changes on cash	(189)	21
Net change in cash and cash equivalents	(10,110)	2,390
Cash and cash equivalents—beginning of period	14,303	2,402
Cash and cash equivalents—end of period	$4,193	$4,792

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended August 31, 2014 filed with the United States Securities and Exchange Commission (“SEC”) on November 12, 2014.  Management believes that all adjustments necessary for the fair statement of results, consisting of normal recurring items, have been included in the accompanying unaudited condensed consolidated financial statements.

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) accounts receivable, including estimates as to the recoverability of insurance receivables; (2) inventories; (3) long-lived and definite-lived intangible assets; (4) goodwill and indefinite-lived intangibles; (5) self-insurance reserves; (6) assessment of loss contingencies, including environmental and litigation liabilities; and (7) legal and other contingencies. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our condensed consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

The results of operations for the three months ended November 30, 2014 are not necessarily indicative of the results we expect for the full fiscal year because our net sales, net income and operating cash flows are generally higher in the second half of our fiscal year. More specifically, due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarters of our fiscal year have historically exceeded those generated in the first half of the fiscal year.  Certain reclassifications of prior period amounts and the presentation of such amounts have been made to conform to the presentation adopted for the current period.

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

Fair Value Disclosures

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and debt. The net book values of cash and cash equivalents, trade receivables, and trade payables are representative of their respective fair values due to their short-term nature. We estimate that the carrying value of all of our outstanding debt obligations approximates fair value based on the variable nature of our effective interest rate associated with the indebtedness, which is a Level 2 fair value estimate based on a market approach.

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

We have arranged for contract manufacturers, one of which was already producing certain aerosol products for us, to manufacture products formerly produced in the Aerosol Facility. We also resumed production at the Aerosol Facility on a limited basis in an attempt to mitigate revenue loss resulting from the fire. We are assisting the contract manufacturers in their efforts to satisfy our requirements for the products by loaning them production equipment and assigning some of our associates to work with them, as needed.  However, despite these efforts, the contract manufacturers are currently unable to manufacture some of our products in the quantity and in the formulations required to satisfy some customer requirements for the products. Furthermore, because some of the raw materials destroyed in the fire represented long-term supplies that would normally have not been replenished at the rate required after the fire, we experienced delays in obtaining supplies of some of the raw materials needed by the contract manufacturers to produce our products. These conditions could continue for the foreseeable future.

Our inability to fulfill customer requirements has resulted in the loss of certain customers and will likely result in temporary or permanent loss of customers or market share for certain of our aerosol products, and, thus, may continue to cause a loss of revenue. The estimated impact of lost sales related to the fire for the first quarter of fiscal 2015 was approximately $2.9 million with an estimated impact to profit before tax of $1.3 million. We expect that for at least the next couple of quarters our business will continue to be impacted by the inability to fully meet customer requirements. We expect that our business interruption insurance will cover these losses for a period of time that will be determined through discussion with our insurance companies.  No insurance recoveries have been recorded to date related to lost sales. Any significant loss of revenue resulting from the fire and its aftermath that is not covered by our insurance policy could have a material impact on our financial condition and results of operations.

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

We maintain casualty and business-interruption insurance that we believe will cover the losses resulting from the fire after the first $1.0 million of losses, which is the Company’s self-insured retention under such policies.  Our insurance covers the costs to repair, rebuild or replace the damaged portions of the Aerosol Facility (without deduction for depreciation) at the same or another site, the gross earnings (defined as income minus variable expenses during the time when production is suspended at the Aerosol Facility) and the increased costs during the disruption of production.

We also maintain commercial liability insurance, subject to a $1.5 million self-insured retention. As of November 30, 2014, we have recorded a $2.8 million reserve related to third party claims related to the fire, which represents our best estimate.

We maintain workers’ compensation insurance, subject to a $500,000 per claim self-insured retention.  One workers’ compensation claim has been asserted against us as a result of the fire at the Aerosol Facility.

Our insurance coverage may not fully compensate us for all losses we incur as a result of the fire, which in turn, could have a material adverse impact on our financial condition and results of operations.  The timing of receipt of insurance proceeds from losses related to the fire will continue to be materially different from when those losses are incurred.

Since the fire occurred, we have incurred costs of $24.5 million related to the fire. Based on the provisions of the Company’s insurance policies and management’s estimates, the losses incurred have been reduced by the estimated insurance recoveries.  The Company has determined that recovery of the incurred losses, including amounts related to the retentions described above, is probable and has recorded $24.5 million of insurance recoveries through November 30, 2014.  To date, we have received $16.9 million in insurance proceeds, $11.9 million of which was received in the first quarter of fiscal 2015.

Activity impacting the insurance receivable balance related to the fire in the first quarter of fiscal year 2015 is summarized below:

Balance at August 31, 2014	$13,106
Fire related costs to be recovered :
Employee related expenses	2,537
Incremental costs of outsourced production	2,023
Professional fees	447
Clean up and waste removal	305
Other fire related costs	1,045
Total additional fire related costs	6,357
Less: Cash proceeds received	(11,859)
Balance at November 30, 2014	$7,604

3. INVENTORIES

Inventories include materials, direct labor, and related manufacturing overhead and are stated at the lower of cost (approximate costs determined on a first-in, first-out or average cost basis) or market, and consisted of the following:

	November 30, 2014	August 31, 2014
Raw materials and supplies	$17,890	$15,386
Work in process	4,758	1,721
Finished goods	71,620	60,959
	94,268	78,066
Less: Reserves	(2,119)	(2,116)
Inventories, net	$92,149	$75,950

4. DEBT OBLIGATIONS

Our indebtedness and credit arrangements consisted of the following:

	November 30, 2014	August 31, 2014
Revolving credit facility and capital leases	$128,909	$125,006
Term loan	74,062	75,000
Industrial revenue bonds	—	7,150
	202,971	207,156
Less: Debt discount	(266)	(270)
Less: Current maturities of long-term debt	(20,004)	(20,006)
Long term debt, less current maturities	$182,701	$186,880

On August 21, 2014, the Company entered into a $325 million five-year senior, secured credit facility (the “2014 Credit Facility”). The 2014 Credit Facility is comprised of a revolving loan facility that provides for advances in the initial aggregate principal amount of up to $250 million and a term loan to the Company, in the initial aggregate principal amount of $75 million. As of November 30, 2014, $183 million of the total $203 million in borrowings outstanding under the 2014 Credit Facility have been reflected within Long-term debt, less current maturities on the condensed consolidated balance sheets given our current intent and ability to settle $183 million of those borrowings in periods subsequent to November 30, 2015. The short- and long-term classification of debt on the condensed consolidated balance sheets may fluctuate not only in response to repayment of amounts borrowed under the 2014 Credit Facility, but also concurrent with changes in our projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the 2014 Credit Facility approximated 0.3% during the three months ended November 30, 2014. In addition to this base interest rate, our effective interest rate includes an applicable margin that adjusts in accordance with our leverage ratio.  During the three months ended November 30, 2014, this applicable margin averaged 2.46%.

As of August 31, 2014, we had $7.2 million of industrial revenue bonds outstanding that were issued in connection with the construction of our facility in DeSoto, Texas and were scheduled to be due in 2018.  In the first quarter of fiscal 2015, we redeemed those industrial revenue bonds using funds available under the 2014 Credit Facility.

As of November 30, 2014, our credit availability under the 2014 Credit Facility totaled $81.9 million. We remained in compliance with our debt covenants as of November 30, 2014, and we believe that, during the next twelve months, our liquidity and capital resources will be sufficient to meet our working capital, capital expenditure and other anticipated cash requirements.

The 2014 Credit Facility replaced the five-year revolving credit agreement, dated as of July 15, 2010, among the Company, Acuity Specialty Products, Inc., certain other subsidiaries of the Company, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Regions Bank and the other lenders party thereto, as lenders, which was due to expire on July 15, 2015 (the “2010 Credit Facility”). As such, there were no amounts outstanding under the 2010 Credit Facility as of November 30, 2014.  The effective interest rate associated with borrowings made under the 2010 Credit Facility included an applicable margin that averaged 3.50% during the three months ended November 30, 2013.

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

California Sales Representative Litigation

In December 2010, two of our California-based sales representatives filed suit against us on behalf of themselves and all other sales representatives who were employed by Acuity Specialty Products, Inc. in the State of California and similarly situated.  In fiscal 2013, we settled the original two plaintiffs’ claims and paid the State of California PAGA fees.  The Court awarded the plaintiffs’ lawyers’ legal fees in the amount of $1,162,000 with respect to the lawsuit filed by the two California sales representatives.  The Company believes that the award is excessive and has appealed.

The ultimate resolution of the plaintiffs’ attorney fees associated with the California Sales Representative Litigation is uncertain.  We are reserved for this matter based on a settlement offer to plaintiffs’ counsel.  All other issues regarding this litigation have been resolved.

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

Environmental Remediation Orders

Certain of our subsidiaries are a party to environmental remediation orders with respect to certain facilities, as discussed below. We arrived at our current estimates with respect to these matters based on studies prepared by independent third party environmental consulting firms. Our estimates of the actual costs of remediation of these matters could vary depending upon the results of additional testing and geological studies, the rate at which site conditions may change, the success of initial remediation designed to address the most significant areas of contamination, and changes in regulatory requirements.

One of our subsidiaries has been named as a responsible party with respect to a facility located on Seaboard Industrial Boulevard in Atlanta, Georgia that it owns and currently uses in the manufacture of our products. Further, our subsidiary has executed a consent order with the Georgia Environmental Protection Division (“EPD”) covering this remediation, and is operating under an EPD approved Corrective Action Plan, which may be amended from time to time based on the progression of our remediation. While it is reasonably possible that the total remediation cost could range up to $10.0 million, management’s best estimate of the total probable remediation costs continues to be $5.0 million. As of November 30, 2014, we recorded liabilities related to the remediation of this site in an undiscounted, pre-tax amount of $2.2 million.

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

While it is reasonably possible that the total costs incurred by us in connection with the remediation of the Aerosol Facility and the Cartersville site could range up to an aggregate of $16.0 million, we recorded liabilities related to the remediation of these sites in an aggregate undiscounted, pre-tax amount of $7.4 million, which is management’s best estimate of total remaining remediation costs.  Our recorded liabilities include the costs to rebuild the water treatment facility destroyed in the fire.

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Unvested shares of restricted stock are excluded from basic shares outstanding. Diluted earnings per share is computed similarly, but reflects the potential dilution that would occur if dilutive options were exercised and restricted stock awards were vested.  The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended November 30,
	2014	2013
Net income	$3,138	$3,097

Basic weighted average shares outstanding	22,435	22,168
Common stock equivalents (stock options and restricted stock)	474	678
Diluted weighted average shares outstanding	22,909	22,846

Basic earnings per share	$0.14	$0.14
Diluted earnings per share	$0.14	$0.14

For the quarters ended November 30, 2014 and 2013, we excluded 0.9 million and 0.2 million, respectively, common stock equivalents from our earnings per share calculation because of their anti-dilutive effect on this calculation.

7. SECURITIZATION OF CERTAIN ACCOUNTS RECEIVABLE

On May 31, 2013, we entered into a Master Receivables Purchase Agreement with Bank of America N.A. (“BofA”), whereby BofA may periodically purchase certain accounts receivable amounts from us. Proceeds received from these transfers will be discounted at a rate of LIBOR plus 225 basis points, which is currently less than our cost of borrowing. We receive the majority of those proceeds immediately upon our transfer of qualifying receivable balances to BofA, whereas the billing terms associated with accounts receivable that we may subject to this program can range up to one year. We believe these transfers represent an economical means to manage operating working capital. We will continue to administer the collection of the accounts receivable that are securitized under this agreement. Therefore, we account for the transfer of these receivables as securitized borrowing transactions rather than a true sale of accounts receivable. Accounts receivable subject to this agreement remain classified as accounts receivable, less reserve for doubtful accounts on our condensed consolidated balance sheets. As of November 30, 2014, the amount of securitized borrowings reflected within other accrued liabilities in our condensed consolidated balance sheets totaled $10.5 million. The expense that we recorded in connection with the discount incurred on the transfer of receivables during the three months ended November 30, 2014, which was nominal, is reflected within interest expense, net on our condensed consolidated statements of income. The proceeds received from these transfers are reflected as secured borrowings on our condensed consolidated statements of cash flows.

8. RESTRUCTURING

In fiscal year 2013, we began executing a variety of complexity-reduction activities, including facilities consolidation, process simplification, product-line and customer rationalization, and headcount reductions related to such activities.  During the fourth quarter of fiscal 2013, we recorded a $5.2 million restructuring charge in connection with these efforts.  As of November 30, 2014, the restructuring reserve was classified as short-term and included in accrued compensation and other accrued liabilities on the accompanying condensed consolidated balance sheet:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2014	$834	$261
Restructuring charges, net	—	(71)
Cash payments	(62)	(89)
Foreign currency translation	(42)	—
Balance as of November 30, 2014	$730	$101

9. ACQUISITIONS

Vehicle Care division of Ecolab Inc.

We completed the acquisition of Ecolab’s Vehicle Care division (“EVC”), effective December 1, 2012 (“Closing Date”), for $116.8 million in cash.  The combination of EVC, our existing North American Sales and Service vehicle wash operations, and Niagara National LLC (“Niagara”) created a new platform that we refer to as “Zep Vehicle Care.”  Zep Vehicle Care is a leading provider of vehicle care products, including soaps, polishes, sealants, wheel and tire treatments and air fresheners to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers.  Zep Vehicle Care provides car, truck and fleet wash operators with high efficacy products for their wash tunnels and facilities. In addition, we entered into a transition services agreement under which Ecolab continued to provide certain services to us until December 1, 2013.

The operating results of EVC are included in our condensed consolidated financial statements as of the Closing Date. We incurred $0.6 million in acquisition and integration costs during the three months ended November 30, 2013, $0.4 million related to the EVC acquisition and $0.2 million related to the continued integration of operations in the United Kingdom that were acquired during fiscal year 2012.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report for a more complete understanding of our financial condition and results of operations.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Actual results could differ materially from those discussed in these forward looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, particularly in “Cautionary Statement Regarding Forward Looking Information.”

References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the year ended August 31, 2014, filed with the SEC on November 12, 2014.

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

Due to the seasonal nature of a portion of our business and the number of available selling days, sales, net income and operating cash flows in the third and fourth quarters of our fiscal year have historically exceeded those generated in the first half of the fiscal year. Additional discussion of trends and expectations related to the remainder of fiscal year 2015 and beyond is included within the Strategy and Outlook and Results of Operations sections.

Highlights

•                  Net sales for the first quarter of fiscal 2015 were $168.3 million, an increase of 2.1% compared to the $164.9 million reported in the same period a year ago.  The increase was primarily driven by our home improvement retail channel and transportation business, partially offset by the impact of lost sales of $2.9 million due to the fire and foreign currency translation impact of $2.0 million.

•                  Gross profit for the first quarter of fiscal 2015 was $78.8 million, a decrease of 0.6% compared to $79.3 million that we reported for the same period a year ago. Gross profit as a percentage of net sales decreased to 46.8% in the first quarter of fiscal 2015 due to unfavorable sales channel mix.

•                  We reported net income of $3.1 million for the first quarter of fiscal 2015, which is flat compared to the first quarter of fiscal 2014, due to increased investments in organic growth initiatives.  Net income for the first quarter of fiscal 2014 included $0.6 million of acquisition and integration costs. The first quarter of fiscal 2014 also included $0.8 million of legal fees associated with the California Sales Representative Litigation.

Strategy and Outlook

Our strategy is to be a leading provider of maintenance and cleaning products and services for customers engaged primarily in the transportation, industrial maintenance and institutional janitorial & sanitation (“jan/san”) end markets.  We have transformed our business over the past five years by developing a multi-channel and multi-brand approach designed to meet the changing needs and preferences of these markets.  As a result, we are competitively positioned to benefit from favorable transportation trends including growth in new vehicle sales, average vehicle age and miles driven, and from favorable industrial maintenance and institutional jan/san trends which benefit from a growing economy and employment.

Our various Zep brands are now available through our dedicated direct sales force, hundreds of distributors including Fastenal, Grainger and Lagasse, and in thousands of retail locations including Ace Hardware, Advance Auto Parts, AutoZone, The Home Depot, Lowe’s, Menards, Tractor Supply and True Value.  Additionally, we have increased the global reach of Zep’s brand by expanding our European operations to include the United Kingdom and developed a network of distributors in China.

In the near term, we intend to make investments in sales, training, management and marketing to strengthen our existing platforms for future organic growth.  Additionally, we expect to continue optimizing our supply chain to realize sourcing efficiencies and minimize shipping and logistics costs.

We expect the recovery efforts relating to the May 23, 2014 fire at our Aerosol Facility will continue to consume a significant amount of resources through the first half of fiscal 2015.  As a result, we expect our supply chain to proceed with the proper cadence, realizing that executing our business continuity plan and preserving existing customer relationships is our top priority, followed closely by realizing longer-term supply chain efficiencies as well as sourcing and logistics cost reductions.

We expect to see continued organic sales growth in certain markets, partially offset by sales lost as a result of the fire. We believe that our investments in our growth initiatives will yield positive future financial results and that insurance proceeds will offset, over the longer term, the majority of the sustained losses to property and lost margin resulting from the fire.

Results of Operations

First Quarter of Fiscal Year 2015 Compared with First Quarter of Fiscal Year 2014

The following table sets forth information comparing significant components of net income for the first quarter of fiscal 2015 with the first quarter of fiscal 2014.  Both dollar and percentage changes included within the tables below were calculated from our Condensed Consolidated Statements of Income.

	Three Months Ended November 30,
(dollars in millions)	2014	% of net sales	2013	% of net sales	Percent Change
Net sales	$168.3		$164.9		2.1
Gross profit	78.8	46.8	79.3	48.1	(0.6)
Selling, distribution and administrative expenses	71.5	42.5	71.4	43.3	0.2
Acquisition and integration costs	—	—	0.6	0.4	(100.0)
Operating profit	7.4	4.4	7.3	4.4	1.3
Other expense (income)
Interest expense, net	1.8	1.1	2.3	1.4	(22.3)
Other expense, net	0.6	0.4	0.1	0.1	450.0
Income before income taxes	4.9	2.9	4.8	2.9	2.1
Income tax provision	1.8	1.1	1.7	1.1	3.6
Net income	3.1	1.9	3.1	1.9	1.3

Net sales totaled $168.3 million in the first quarter of fiscal 2015 compared with $164.9 million in the first quarter of fiscal 2014, an increase of $3.4 million, or 2.1%.  The increase in revenue was due to increases in both volume and price and was partially offset by lost sales due to the fire of $2.9 million and a negative impact from foreign currency translation of $2.0 million. Sales volume growth in the first quarter of fiscal 2015 was driven by our home improvement retail channel and transportation market.

Gross profit decreased $0.5 million, or 0.6%, to $78.8 million in the first quarter of fiscal 2015 compared with $79.3 million in the first quarter of fiscal 2014. Gross profit as a percentage of net sales decreased to 46.8% in the first quarter of fiscal 2015 due to sales mix.

Selling, distribution and administrative expenses increased $0.1 million, or 0.2%. The first quarter of fiscal 2014 included $0.8 million of legal fees associated with the California Sales Representative Litigation as compared to no significant legal defense fees in the first quarter of fiscal 2015.  Excluding the impact of those legal fees, selling, distribution and administrative expenses increased due to higher sales and marketing costs and increased freight costs.

Operating Profit increased $0.1 million in the first quarter of fiscal 2015 to a profit of $7.4 million compared with $7.3 million in the first quarter of fiscal 2014. Operating profit in the first quarter of fiscal 2014 was impacted by the inclusion of $0.6 million of Acquisition and integration costs associated with the acquisition of EVC as well as the continued integration of operations in the United Kingdom that were acquired during fiscal year 2012.

Interest expense, net decreased from $2.3 million in the first quarter of fiscal 2014 to $1.8 million in the first quarter of fiscal 2015 due to lower borrowing costs associated with the 2014 Credit Facility as compared to the 2010 Credit Facility.  While interest associated with our debt is variable in nature, we expect net interest expense to range between $6.0 million and $7.0 million in fiscal 2015.

The effective tax rate for the first quarter of fiscal 2015 was 36.5%, compared with 36.0% in the first quarter of fiscal 2014. The rate increased from the prior year primarily due to an increase in domestic and foreign non-deductible expenses, an increase in state tax expense, and a decrease in the benefit of lower foreign tax rates. We anticipate that our effective tax rate will range between 36.0% and 38.0% for fiscal year 2015, depending on the relative mix of income in various jurisdictions.

Diluted earnings per share was $0.14 in each of the first quarters of fiscal 2015 and 2014.

Liquidity and Capital Resources

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our 2014 Credit Facility, which provides for a maximum borrowing capacity of $324 million. As of November 30, 2014, we had approximately $118.5 million available under the 2014 Credit Facility. We have outstanding letters of credit totaling $2.6 million for the purpose of securing collateral requirements under our casualty insurance programs and securing certain environmental obligations. These letters of credit were issued under the 2014 Credit Facility as of November 30, 2014, thereby reducing the total availability under the facility by such amount.  In the first quarter of fiscal 2015, we redeemed $7.2 million of industrial revenue bonds that were due in 2018 using funds available under the 2014 Credit Facility.

As of November 30, 2014, we had $4.2 million in cash and cash equivalents, of which $3.6 million was held by our foreign subsidiaries. Cash and cash equivalents held by our foreign subsidiaries averaged $13.8 million during the first quarter of fiscal 2015. If in the future it becomes necessary to use all or a portion of the accumulated earnings generated by our foreign subsidiaries for our U.S. operations, we would be required to accrue and pay U.S. income taxes on the funds repatriated for use within our U.S. operations. Determination of the amount of U.S. income taxes that would be required to be accrued is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits. Our plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations. Rather, our intent is to reinvest earnings generated by our foreign subsidiaries indefinitely outside of the U.S. for purposes including but not limited to growing our international operations.

We were in compliance with our debt covenants as of November 30, 2014, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months.  In fiscal 2015, we expect sources of cash to include cash flow from operations as well as insurance proceeds relating to the fire at our Aerosol Facility. Our intended uses of cash in fiscal 2015 include investments in the organization to promote organic growth and rebuilding our aerosol production capabilities, while in the past much of our cash uses were focused on external acquisitions. We have an effective shelf registration statement that registers the issuance of up to an aggregate of $300 million of equity, debt, and certain other types of securities through one or more future offerings. The net proceeds from the sale of any securities pursuant to the shelf registration statement may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital.

Net debt, which is defined as current maturities of long-term debt plus long-term debt, less current maturities minus cash and cash equivalents, as of November 30, 2014, was $198.5 million, an increase of $5.9 million compared with August 31, 2014. The increase in net debt primarily reflects an increase in working capital, primarily due to a temporary inventory build-up during the first quarter of fiscal 2015.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Net cash used for our operating activities totaled $14.8 million during the first three months of fiscal 2015, compared with net cash provided by operating activities of $7.0 million in the prior year period. Operating working capital increased $12.3 million in the first quarter of fiscal 2015 driven by increases in inventories due to build-up of certain aerosol products produced by contract manufacturers and inventory builds for certain promotional activities scheduled for the second fiscal quarter of 2015.

In September 2014, we received $11.9 million of insurance proceeds related to the fire. We have classified $1.3 million of those proceeds as operating activities as they represented an advance of funds to defray such costs as cleaning and removing debris from the property. The remaining proceeds of $10.6 million are classified within investing activities.

Included in cash flow from operating activities was $1.7 million and $3.0 million of interest payments in the first quarter of fiscal 2015 and 2014, respectively.  Cash flows from operating activities also included $1.9 million and $3.9 million of cash paid for income taxes in the first quarter of fiscal 2015 and 2014, respectively.

Management believes that investing in assets and programs that will increase the return on our invested capital over time is a key factor in creating stockholder value. We invested $2.2 million and $2.6 million in the first quarters of fiscal 2015 and 2014, respectively. We expect to make capital expenditures of approximately $25 million to $30 million in fiscal year 2015, including amounts related to replacing our aerosol production capabilities.

Cash flow used for financing activities was $3.5 million in the first quarter of fiscal 2015 as compared to $2.1 million used for financing activities in the first quarter of fiscal 2014.

Off-Balance Sheet Arrangements and Contractual Obligations

In our Form 10-K, we disclosed our off balance sheet arrangements and contractual obligations. As of November 30, 2014, there have been no material changes to these off-balance sheet arrangements and contractual obligations outside the ordinary course of business.

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended August 31, 2014 during the first quarter of fiscal 2015.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains, and other written or oral statements made by or on behalf of us may include, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the SEC or in connection with oral statements made to the press, potential investors or others. Specifically, forward-looking statements may include, but are not limited to:

•                  statements regarding our performance in the remainder of fiscal year 2015;

•                  statements regarding our ability to successfully implement our strategic initiatives and plans including, without limitation, investments in sales capacity, supply chain optimization and product innovation;

•                  statements relating to our future economic performance, benefits of productivity improvements, business prospects, revenue, income, cash flows, and financial condition;

•                  statements regarding expected insurance recoveries;

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

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results, expectations, or outcomes to differ materially from our historical experience as well as management’s present expectations or projections. These risks and uncertainties include, but are not limited to:

•                  the ongoing impact of the fire that occurred at our aerosol manufacturing facility on May 23, 2014 on our financial results, operations and prospects;

•                  general economic conditions;

•                  the cost or availability of raw materials;

•                  competition in the markets we serve;

•                  our ability to realize anticipated benefits from strategic planning initiatives and the timing of the benefits of such actions;

•                  market demand and pricing for our products and/or services;

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

Item 4.                                   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as November 30, 2014, management has concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting as described in our Form 10-K.

(b) Changes in Internal Control over Financial Reporting

During the three months ended November 30, 2014, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Plan for Remediation of Material Weakness in Internal Control over Financial Reporting

As previously discussed in our Form 10-K, we are in the process of remediating the material weakness in internal control over financial reporting, which includes enhancing our complement of resources with accounting and internal control knowledge through additional hiring and/or training to implement and perform additional controls over the preparation and review of manual journal entries and account reconciliations. We plan to develop formal policies and improve processes including the reduced usage of manual journal entries and an approval control for manual journal entries with the objective of preventing errors prior to posting to the general ledger. When fully implemented and operating effectively, such enhancements are expected to remediate the material weakness described above. However, we cannot determine how long it will take to remediate this weakness and cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

PART II. OTHER INFORMATION

Item 1.                                   Legal Proceedings

The Company is party to litigation incidental to our business from time to time. For additional information regarding litigation to which we are a part, see Note 5 — Commitments and Contingencies to our accompanying condensed consolidated financial statements for more details, which is incorporated by reference into this item.

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

REGISTRANT Zep Inc.

Date: January 6, 2015	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date: January 6, 2015	/s/ Mark R. Bachmann
MARK R. BACHMANN
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 26, 2007, which is incorporated herein by reference.

3(b)	Amended and Restated By-Laws of Zep Inc. (effective as of January 8, 2014)	Reference is made to Exhibit 3(b) of registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 9, 2014, which is incorporated herein by reference.

31(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

31(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

32(a)	Section 1350 Certification, signed by John K. Morgan	Furnished with the Securities and Exchange Commission as part of this Form 10-Q.

32(b)	Section 1350 Certification, signed by Mark R. Bachmann	Furnished with the Securities and Exchange Commission as part of this Form 10-Q.

101.INS	Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*                                         Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) — November 30, 2014, and August 31, 2014; (ii) Condensed Consolidated Statements of Income (Unaudited) — Three Months Ended November 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) — Three Months Ended November 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended November 30, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).