Form 10-Q
period 2015-02-28
Zep Inc.
filed 2015-04-08
CIK 1408287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Common Stock — $0.01 Par Value — 23,225,301 shares as of April 3, 2015.

Zep Inc.

PART I. FINANCIAL INFORMATION

Item 1.                                  Financial Statements (unaudited)

Zep Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per-share data)

	February 28, 2015	August 31, 2014
ASSETS
Cash and cash equivalents	$3,129	$14,303
Accounts receivable, less reserve for doubtful accounts of $3,950 at February 28, 2015 and $4,474 at August 31, 2014	95,601	108,010
Inventories, net	83,864	75,950
Insurance receivable	9,564	13,106
Prepaid expenses and other current assets	13,062	6,254
Deferred income taxes	8,164	10,452
Total Current assets	213,384	228,075
Property, plant and equipment, net of accumulated depreciation of $117,042 at February 28, 2015 and $112,794 at August 31, 2014	72,951	75,361
Goodwill	120,254	121,005
Identifiable intangible assets, net	116,506	121,643
Other long-term assets	12,260	10,127
Total Assets	$535,355	$556,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$20,001	$20,006
Accounts payable	51,437	65,874
Accrued compensation	16,490	19,720
Other accrued liabilities	33,130	39,329
Total Current liabilities	121,058	144,929
Long-term debt, less current maturities	190,446	186,880
Deferred income taxes	17,930	13,931
Other long-term liabilities	16,880	17,092
Total Liabilities	346,314	362,832

Commitments and Contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 22,664,359 issued and outstanding at February 28, 2015, and 22,396,229 issued and outstanding at August 31, 2014	227	224
Paid-in capital	111,494	108,432
Retained earnings	73,663	72,918
Accumulated other comprehensive income	3,657	11,805
Total Stockholders’ equity	189,041	193,379
Total Liabilities and Stockholders’ equity	$535,355	$556,211

See accompanying notes to the condensed consolidated financial statements.

Zep Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014

Net sales	$160,070	$157,752	$328,360	$322,644
Cost of products sold	87,758	83,709	177,267	169,340
Gross profit	72,312	74,043	151,093	153,304

Selling, distribution, and administrative expenses	70,110	70,889	141,610	142,276
Fire related gain, net	(1,000)	—	(1,000)	—
Restructuring costs	578	—	507	—
Acquisition and integration costs	—	417	—	1,031
Operating profit	2,624	2,737	9,976	9,997

Other expense:
Interest expense, net	1,862	3,441	3,658	5,752
Loss on foreign currency transactions	377	120	807	170
Miscellaneous expense, net	97	125	283	187
Total other expense	2,336	3,686	4,748	6,109
Income (loss) before income taxes	288	(949)	5,228	3,888
Income tax provision (benefit)	126	(267)	1,928	1,473
Net income (loss)	$162	$(682)	$3,300	$2,415

Earnings (loss) per share:
Basic earnings (loss) per share	$0.01	$(0.03)	$0.15	$0.11
Diluted earnings (loss) per share	$0.01	$(0.03)	$0.14	$0.11

Shares used for computation:
Basic	22,553	22,320	22,497	22,242
Diluted	23,017	22,320	22,993	22,871

Dividends Declared per Share	$0.06	$0.05	$0.11	$0.10

See accompanying notes to the condensed consolidated financial statements.

Zep Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(In thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014

Net income (loss)	$162	$(682)	$3,300	$2,415
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,072)	(1,118)	(8,148)	(176)
Other comprehensive income (loss)	(5,072)	(1,118)	(8,148)	(176)
Comprehensive income (loss)	$(4,910)	$(1,800)	$(4,848)	$2,239

See accompanying notes to the condensed consolidated financial statements.

Zep Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended February 28,
	2015	2014
Operating Activities
Net income	$3,300	$2,415
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	10,751	11,042
Gain on disposal of fixed assets	(3)	(68)
Excess tax benefits from share-based payments	(116)	(201)
Other non-cash charges	1,580	1,735
Deferred income taxes	3,554	843
Insurance proceeds for fire related operating costs	6,322	—
Change in assets and liabilities:
Accounts receivable	8,754	8,263
Inventories	(9,791)	(10,286)
Prepayments and other current assets	(20,189)	617
Accounts payable	(13,066)	5,593
Accrued compensation and other current liabilities	(7,738)	(18,954)
Other long-term liabilities	(244)	111
Other assets	(1,208)	(555)
Net cash provided by (used for) operating activities	(18,094)	555

Investing Activities
Purchases of property, plant, and equipment	(5,218)	(5,269)
Insurance proceeds for assets damaged in fire	10,536	—
Proceeds from sale of property, plant, and equipment	3	67
Principal payment from innovation partner	—	300
Net cash provided by (used for) investing activities	5,321	(4,902)

Financing Activities
Proceeds from credit facility borrowings	301,604	176,900
Repayments of borrowings from credit facility	(290,679)	(171,025)
Principal repayment — industrial revenue bonds	(7,150)	—
Proceeds from (payments for) secured borrowings	(498)	(1,342)
Debt issuance costs	159	—
Stock issuances	1,369	1,981
Excess tax benefits from share-based payments	116	201
Dividend payments	(2,556)	(2,262)
Net cash provided by financing activities	2,365	4,453
Effect of exchange rate changes on cash	(766)	20
Net change in cash and cash equivalents	(11,174)	126
Cash and cash equivalents — beginning of period	14,303	2,402
Cash and cash equivalents — end of period	$3,129	$2,528

See accompanying notes to the condensed consolidated financial statements.

Zep Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per-share data and as indicated)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Zep Inc. (“Zep,” “we,” “our” or the “Company”) is a leading consumable chemical packaged goods company, providing a wide variety of high performance chemicals and related products and services that help professionals maintain, clean and protect their assets. We market our products and services under well recognized brand names, including Zep®, Zep Professional®, Zep Commercial®, Zep Automotive® and other Zep Inc. brands. Our common stock is listed on the New York Stock Exchange under the ticker symbol “ZEP.”

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

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to: (1) accounts receivable, including estimates as to the recoverability of insurance receivables; (2) inventories; (3) long-lived and definite-lived intangible assets; (4) goodwill and indefinite-lived intangibles; (5) self-insurance reserves; (6) assessment of loss contingencies, including environmental and litigation liabilities; and (7) legal and other contingencies. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our condensed consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

The results of operations for the three and six months ended February 28, 2015 are not necessarily indicative of the results we expect for the full fiscal year because our net sales, net income and operating cash flows are generally higher in the second half of our fiscal year. More specifically, due to the seasonal nature of a portion of our business and the number of available selling days, sales in the third and fourth quarters of our fiscal year have historically exceeded those generated in the first half of the fiscal year.

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

2. FIRE AT AEROSOL MANUFACTURING FACILITY

On May 23, 2014, a fire occurred at our aerosol manufacturing facility located in Marietta, Georgia (the “Aerosol Facility”). The fire, the cause of which remains unknown, destroyed our chemical raw material warehouse and damaged other supporting infrastructure that contains or supports our production equipment.  Some of the work in process, raw material and finished goods inventory located at the Aerosol Facility was also destroyed or damaged.  The products manufactured at the Aerosol Facility included cleaning and maintenance chemicals, lubricants and automotive brake cleaner.

We have arranged for contract manufacturers, one of which was already producing certain aerosol products for us, to manufacture products formerly produced in the Aerosol Facility. We also resumed production at the Aerosol Facility on a limited basis in an attempt to mitigate revenue loss resulting from the fire. We are assisting the contract manufacturers in their efforts to satisfy our requirements for the products by loaning them production equipment and assigning some of our associates to work with them, as needed.  However, despite these efforts, the contract manufacturers are currently unable to manufacture some of our products in the quantity and in the formulations required to satisfy some customer requirements for the products. Furthermore, because some of the raw materials destroyed in the fire represented long-term supplies that normally would not have been replenished at the rate required after the fire, we experienced delays in obtaining supplies of some of the raw materials needed by the contract manufacturers to produce our products.  We now have the capabilities to meet the majority of our customer requirements.  As a result of the fire, we have experienced, and continue to experience, higher costs of production in two key categories:  (1) higher costs associated with the production by contract manufacturers as compared to costs of our historical in-house production and (2) costs associated with inefficiencies of operating at our Aerosol Facility on a limited basis as compared to a full-production basis.  We expect that our business-interruption insurance will cover these costs for a period of time that will be determined through discussions with our insurance companies.

We maintain casualty and business-interruption insurance that we believe will cover the losses resulting from the fire after the first $1.0 million of losses, which is the Company’s self-insured retention under such policies.  Our insurance covers:  (1) the costs to repair, rebuild or replace the damaged portions of the Aerosol Facility (without deduction for depreciation) at the same or another site, (2) the gross earnings, defined as income minus variable expenses during the time when production is suspended at the Aerosol Facility, and (3) the increased costs during the disruption of production.

We also maintain commercial liability insurance, subject to a $1.5 million self-insured retention. As of February 28, 2015, we have recorded a $2.8 million reserve related to third party claims related to the fire, which represents our best estimate.

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

A summary of our total costs incurred and lost gross earnings related to the fire since the fire occurred, along with related insurance recoveries recorded and insurance proceeds received, is shown in the table below:

	Six Months Ended February 28, 2015			Since the Fire Occurred May 23, 2014
	Incurred	Recoveries Recorded	Insurance Proceeds	Incurred	Recoveries Recorded	Insurance Proceeds

Incremental costs(1)	$13,317	$13,317	$16,859	$31,423	$31,423	$21,859
Lost gross earnings(2)	1,590	1,000	1,000	4,443	1,000	1,000
Total		$14,317	$17,859		$32,423	$22,859

(1)   We record estimated insurance recoveries for excess costs related to the fire to the extent we have determined that recovery of such costs is probable, thereby offsetting the costs incurred.

(2)   We record recoveries for lost gross earnings due to the fire only when we have received the cash proceeds or a written confirmation of the amount of the proceeds from the insurer.  We continue to be in discussions with our insurance companies regarding the recoverability of the remaining $3.4 million of unrecovered lost gross earnings.

Our inability to fulfill customer requirements has resulted in the loss of certain customers and will likely result in temporary or permanent loss of customers or market share for certain of our aerosol products, and, thus, may continue to cause a loss of revenue in future periods. The estimated impact of lost sales related to the fire for the first six months of fiscal 2015 was approximately $3.4 million with an estimated impact to profit before tax of $1.6 million. We expect that our business interruption insurance will cover these losses for a period of time that will be determined through discussions with our insurance companies.  We have received cash proceeds from our insurance companies of $1.0 million to date related to the gross earnings associated with lost sales, which is reflected as fire related gain, net in our condensed consolidated statements of operations for the three and six months ended February 28, 2015.  Any significant loss of revenue resulting from the fire and its aftermath that is not covered by our insurance policy could have a material impact on our financial condition and results of operations.

We may be liable to third parties as a result of damage to or destruction of their property or as a result of the release of hazardous substances into the environment during the fire.  We also may be liable to regulatory authorities for potential violations of regulatory requirements and/or for damage to the environment caused by the release of hazardous substances during the fire.  We cannot fully estimate the amount of such exposure at this time.

Activity impacting the insurance receivable balance related to the fire in the first six months of fiscal 2015 is summarized below:

Balance at August 31, 2014	$13,106
Fire related costs to be recovered:
Employee related expenses	3,988
Incremental costs of outsourced production	5,471
Professional fees	636
Clean up and waste removal	790
Other fire related costs	2,432
Total additional fire related costs	13,317
Less: Cash proceeds received (excluding $1,000 recorded as fire related gain, net)	(16,859)
Balance at February 28, 2015	$9,564

3. INVENTORIES

Inventories include materials, direct labor and related manufacturing overhead and are stated at the lower of cost (approximate costs determined on a first-in, first-out or average cost basis) or market, and consisted of the following:

	February 28, 2015	August 31, 2014
Raw materials and supplies	$15,283	$15,386
Work in process	4,711	1,721
Finished goods	66,303	60,959
	86,297	78,066
Less: Reserves	(2,433)	(2,116)
Inventories, net	$83,864	$75,950

4. DEBT OBLIGATIONS

Our indebtedness and credit arrangements consisted of the following:

	February 28, 2015	August 31, 2014
Revolving credit facility and capital leases	$137,564	$125,006
Term loan	73,125	75,000
Industrial revenue bonds	—	7,150
	210,689	207,156
Less: Debt discount	(242)	(270)
Less: Current maturities of long-term debt	(20,001)	(20,006)
Long term debt, less current maturities	$190,446	$186,880

On August 21, 2014, the Company entered into a $325 million five-year senior, secured credit facility (the “2014 Credit Facility”). The 2014 Credit Facility is comprised of a revolving loan facility that provides for advances in the initial aggregate principal amount of up to $250 million and a term loan to the Company, in the initial aggregate principal amount of $75 million. As of February 28, 2015, $190 million of the total $211 million in borrowings outstanding under the 2014 Credit Facility have been reflected within Long-term debt, less current maturities on the condensed consolidated balance sheets given our current intent and ability to settle $190 million of those borrowings in periods subsequent to February 29, 2016. The short- and long-term classification of debt on the condensed consolidated balance sheets may fluctuate not only in response to repayment of amounts borrowed under the 2014 Credit Facility, but also concurrent with changes in our projected cash flow for the 12-month period subsequent to the balance sheet date. The base interest rate associated with borrowings made under the 2014 Credit Facility during the three and six months ended February 28, 2015 approximated 0.1% and 0.2%, respectively. In addition to this base interest rate, our effective interest rate includes an applicable margin that adjusts in accordance with our leverage ratio.  During the three and six months ended February 28, 2015, this applicable margin averaged 2.47%.

As of August 31, 2014, we had $7.2 million of industrial revenue bonds outstanding that were issued in connection with the construction of our facility in DeSoto, Texas and were scheduled to be due in 2018.  In the first quarter of fiscal 2015, we redeemed those industrial revenue bonds using funds available under the 2014 Credit Facility.

As of February 28, 2015, our credit availability under the 2014 Credit Facility totaled $60.0 million. We remained in compliance with our debt covenants as of February 28, 2015, and we believe that, during the next twelve months, based on our current operations, our liquidity and capital resources will be sufficient to meet our working capital, capital expenditure and other anticipated cash requirements.

The 2014 Credit Facility replaced the five-year revolving credit agreement, dated as of July 15, 2010, among the Company, Acuity Specialty Products, Inc., certain other subsidiaries of the Company, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Regions Bank and the other lenders party thereto, as lenders, which was due to expire on July 15, 2015 (the “2010 Credit Facility”). As such, there were no amounts outstanding under the 2010 Credit Facility as of February 28, 2015.  The effective interest rate associated with borrowings made under the 2010 Credit Facility included an applicable margin that averaged 3.50% during the three and six months ended February 28, 2014.

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

California Sales Representative Litigation

In December 2010, two of our former California-based sales representatives filed suit against us on behalf of themselves and all other sales representatives who were employed by Acuity Specialty Products, Inc. in the State of California and similarly situated.  In fiscal 2013, we settled the original two plaintiffs’ claims and paid the State of California fees under the California Labor Code Private Attorney General Act of 2004.  The Court awarded the plaintiffs’ lawyers legal fees in the amount of $1,162,000 with respect to the lawsuit filed by the two California sales representatives.  The Company believes that the award is excessive and has appealed.

The ultimate resolution of the plaintiffs’ attorney fees associated with the California Sales Representative Litigation is uncertain.  We are reserved for this matter based on a settlement offer to plaintiffs’ counsel.  All other issues regarding this litigation have been resolved.

During the second quarter and first six months of fiscal 2014, we recorded charges of $3.8 million and $4.6 million, respectively, against earnings associated with legal defense and settlement costs related to the California Sales Representative Litigation. Of these charges, $1.0 million was classified within interest expense, net, in the condensed consolidated statements of operations for the three months ended February 28, 2014. The additional $2.8 million and $3.6 million in the three and six months ended February 28, 2014, respectively, were classified as selling, distribution and administrative expenses in the condensed consolidated statements of operations.

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

One of our subsidiaries has been named as a responsible party with respect to a facility located on Seaboard Industrial Boulevard in Atlanta, Georgia that it owns and currently uses in the manufacture of our products. Further, our subsidiary has executed a consent order with the Georgia Environmental Protection Division (“EPD”) covering this remediation, and is operating under an EPD approved Corrective Action Plan, which may be amended from time to time based on the progression of our remediation. While it is reasonably possible that the total remediation cost could range up to $10.0 million, management’s best estimate of the total probable remediation costs continues to be $5.0 million. As of February 28, 2015, we recorded liabilities related to the remediation of this site in an undiscounted, pre-tax amount of $2.1 million.

One of our subsidiaries has been named as a responsible party with respect to our Aerosol Facility.  With regard to the Aerosol Facility, our subsidiary is responsible for the expected costs of implementing an Amended Corrective Action Plan that was conditionally approved by the EPD in June 2012 under the Georgia Hazardous Response Act.  Testing subsequent to the fire has not shown a need to materially change our remediation efforts at the site.

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

While it is reasonably possible that the total costs incurred by us in connection with the remediation of the Aerosol Facility and the Cartersville site could range up to an aggregate of $16.0 million, we recorded liabilities related to the remediation of these sites in an aggregate undiscounted, pre-tax amount of $7.0 million, which is management’s best estimate of total remaining remediation costs.  Our recorded liabilities include the costs to rebuild the water treatment facility that was destroyed in the fire.

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

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

Net income (loss)	$162	$(682)	$3,300	$2,415

Basic weighted average shares outstanding	22,553	22,320	22,497	22,242
Common stock equivalents (stock options and restricted stock)	464	—	496	629
Diluted weighted average shares outstanding	23,017	22,320	22,993	22,871

Basic earnings (loss) per share	$0.01	$(0.03)	$0.15	$0.11
Diluted earnings (loss) per share	$0.01	$(0.03)	$0.14	$0.11

For the three month periods ended February 28, 2015 and 2014, we excluded 0.7 million and 1.2 million common stock equivalents, respectively, from our earnings per share calculation because of their anti-dilutive effect on this calculation.  For the three month period ended February 28, 2014, no adjustment for common stock equivalents is reflected in the calculation of dilutive loss per share because the effect of including these potentially dilutive items would be anti-dilutive.  For the six month periods ended February 28, 2015 and 2014, we excluded 0.7 million and 0.3 million common stock equivalents, respectively, from our earnings per share calculation because of their anti-dilutive effect on this calculation.

7. SECURITIZATION OF CERTAIN ACCOUNTS RECEIVABLE

On May 31, 2013, we entered into a Master Receivables Purchase Agreement with Bank of America N.A. (“BofA”), whereby BofA may periodically purchase certain accounts receivable amounts from us. Proceeds received from these transfers will be discounted at a rate of LIBOR plus 225 basis points, which is currently less than our cost of borrowing. We receive the majority of those proceeds immediately upon our transfer of qualifying receivable balances to BofA, whereas the billing terms associated with accounts receivable that we may subject to this program can range up to one year. We believe these transfers represent an economical means to manage operating working capital. We will continue to administer the collection of the accounts receivable that are securitized under this agreement. Therefore, we account for the transfer of these receivables as securitized borrowing transactions rather than a true sale of accounts receivable. Accounts receivable subject to this agreement remain classified as accounts receivable, less reserve for doubtful accounts in our condensed consolidated balance sheets. As of February 28, 2015, the amount of securitized borrowings reflected within other accrued liabilities in our condensed consolidated balance sheets totaled $8.2 million. The expense that we recorded in connection with the discount incurred on the transfer of these receivables, which was nominal, is reflected within interest expense, net in our condensed consolidated statements of operations. The proceeds received from these transfers are reflected as secured borrowings in our condensed consolidated statements of cash flows.

8. RESTRUCTURING

In fiscal year 2013, we began executing a variety of complexity-reduction activities, including facilities consolidation, process simplification, product-line and customer rationalization, and headcount reductions related to such activities. In the second quarter of fiscal 2015, we recorded $0.6 million of additional restructuring charges related to the simplification and alignment of our U.S. commercial and European operations. As of February 28, 2015, the restructuring reserve was classified as short-term and included in accrued compensation on the accompanying condensed consolidated balance sheets:

	Severance Costs	Facility Exit Costs
Balance as of August 31, 2014	$834	$261
Restructuring charges, net	578	(71)
Cash payments	(251)	(190)
Foreign currency translation	(67)	—
Balance as of February 28, 2015	$1,094	$—

9. ACQUISITIONS

Vehicle Care division of Ecolab Inc.

We completed the acquisition of Ecolab’s Vehicle Care division (“EVC”), effective December 1, 2012 (“Closing Date”), for $116.8 million in cash.  The combination of EVC, our existing North American Sales and Service vehicle wash operations, and Niagara National LLC created a new platform that we refer to as “Zep Vehicle Care.”  Zep Vehicle Care is a leading provider of vehicle care products, including soaps, polishes, sealants, wheel and tire treatments and air fresheners to professional car washes, convenience stores, auto detailers, and commercial fleet wash customers.  Zep Vehicle Care provides car, truck and fleet wash operators with high efficacy products for their wash tunnels and facilities. In addition, we entered into a transition services agreement under which Ecolab continued to provide certain services to us until December 1, 2013.

The operating results of EVC are included in our condensed consolidated financial statements as of the Closing Date. We incurred acquisition and integration costs associated with the EVC acquisition and our previous acquisitions during the three and six months ended February 28, 2014 of $0.4 million and $1.0 million, respectively.

10. SUBSEQUENT EVENT

On April 8, 2015, the Company announced that it has entered into a definitive agreement under which New Mountain Capital will acquire all outstanding common shares of Zep Inc. for $20.05 per share in cash. The enterprise value of the transaction is approximately $692 million.

Under the terms of the agreement, Zep Inc. shareholders will receive $20.05 in cash for each outstanding share of Zep Inc. common stock they own. The purchase price represents a 23% premium to Zep Inc.’s 90-day volume weighted average stock price for the period ended April 7, 2015. The agreement was unanimously approved by Zep Inc.’s Board of Directors.

The definitive agreement contains a “go-shop” provision under which Zep Inc. may solicit alternative proposals from third parties during the next 30 calendar days on customary terms and conditions for transactions of this nature.  The Zep Inc. Board, with the assistance of its advisors, has the right to actively solicit acquisition proposals during this period.  There can be no assurances that this process will result in any alternative transaction.

The acquisition is subject to customary closing conditions, including receipt of shareholder and regulatory approvals. The acquisition requires the affirmative vote of a majority of the votes cast by the holders of outstanding shares of the Company’s stock, which will be sought at a special meeting of shareholders. New Mountain Capital has received fully committed debt financing in connection with the acquisition. The transaction is currently expected to close in the third calendar quarter of 2015.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read together with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 31, 2014 for a more complete understanding of our financial condition and results of operations.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Actual results could differ materially from those discussed in these forward looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, particularly in “Cautionary Statement Regarding Forward Looking Information.”

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

Subsequent Event

On April 8, 2015, the Company announced that it has entered into a definitive agreement under which New Mountain Capital will acquire all outstanding common shares of Zep Inc. for $20.05 per share in cash. The enterprise value of the transaction is approximately $692 million.

Under the terms of the agreement, Zep Inc. shareholders will receive $20.05 in cash for each outstanding share of Zep Inc. common stock they own. The purchase price represents a 23% premium to Zep Inc.’s 90-day volume weighted average stock price for the period ended April 7, 2015. The agreement was unanimously approved by Zep Inc.’s Board of Directors.

The definitive agreement contains a “go-shop” provision under which Zep Inc. may solicit alternative proposals from third parties during the next 30 calendar days on customary terms and conditions for transactions of this nature.  The Zep Inc. Board, with the assistance of its advisors, has the right to actively solicit acquisition proposals during this period.  There can be no assurances that this process will result in any alternative transaction.

The acquisition is subject to customary closing conditions, including receipt of shareholder and regulatory approvals. The acquisition requires the affirmative vote of a majority of the votes cast by the holders of outstanding shares of the Company’s stock, which will be sought at a special meeting of shareholders. New Mountain Capital has received fully committed debt financing in connection with the acquisition. The transaction is currently expected to close in the third calendar quarter of 2015.

Year-to-Date Highlights

•                  Net sales for the first half of fiscal 2015 were $328.4 million, an increase of $5.7 million, or 1.8%, as compared to $322.6 million reported for the same period a year ago, mainly due to increased sales volume and higher customer prices.  We realized sales growth in strategic end markets, such as home improvement retailers and transportation, partially offset by the impacts of unfavorable foreign exchange and lost sales due to the fire at our Aerosol Facility.

•                  Gross profit for the first half of fiscal 2015 was $151.1 million, a decrease of 1.4% compared to $153.3 million reported for the same period a year ago.  Gross profit margin was 46.0% for the first half of fiscal 2015, a decrease compared with the prior year period primarily due to unfavorable sales channel mix.

•                  We reported net income of $3.3 million for the first half of fiscal 2015, an increase of $0.9 million compared with the first half of fiscal year 2014. Our net income in the first half of fiscal 2015 includes a $1.0 million pre-tax gain resulting from insurance recoveries during the second quarter of fiscal 2015 for lost gross earnings associated with lost sales due to the fire, while the prior year period was impacted by costs associated with the California Sales Representative Litigation.

Strategy and Outlook

Our strategy is to be a leading provider of maintenance and cleaning products and services for customers engaged primarily in the transportation, industrial maintenance and institutional janitorial & sanitation (“jan/san”) end markets.  We have transformed our business over the past five years by developing a multi-channel and multi-brand approach designed to meet the changing needs and preferences of these markets.  As a result, we are competitively positioned to benefit from favorable transportation trends including growth in new vehicle sales and average vehicle age and miles driven, as well as from favorable industrial maintenance and institutional jan/san trends which benefit from a growing economy and employment.

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

In the near term, we intend to make investments in sales, training, management and marketing to strengthen our existing platforms for future organic growth.  Additionally, we expect to continue to invest in our supply chain to realize sourcing efficiencies and minimize manufacturing and logistics costs.

We expect to see continued organic sales growth in certain markets, partially offset by sales lost as a result of the fire. We believe that our investments in our growth initiatives will yield positive future financial results and that insurance proceeds will partially offset the impact of the fire, including the sustained losses to property and lost gross earnings resulting from the fire.

Results of Operations

Second Quarter of Fiscal Year 2015 Compared with Second Quarter of Fiscal Year 2014

The following table sets forth information comparing significant components of net income (loss) for the second quarter of fiscal 2015 with the second quarter of fiscal 2014.  Both dollar and percentage changes included within the table below were calculated from our condensed consolidated statements of operations.

	Three Months Ended February 28,
(dollars in millions)	2015	% of net sales	2014	% of net sales	Percent Change
Net sales	$160.1		$157.8		1.5
Gross profit	72.3	45.2	74.0	46.9	(2.3)
Selling, distribution and administrative expenses	70.1	43.8	70.9	44.9	(1.1)
Fire related gain, net	(1.0)	(0.6)	—	—	—
Acquisition and integration costs	—	—	0.4	0.3	(100.0)
Restructuring charges	0.6	0.4	—	—	—
Operating profit	2.6	1.6	2.7	1.7	(4.1)
Other expense (income)
Interest expense, net	1.9	1.2	3.4	2.2	(45.9)
Other expense, net	0.5	0.3	0.2	0.2	93.5
Income (loss) before income taxes	0.3	0.2	(0.9)	(0.6)	—
Income tax provision	0.1	0.1	(0.3)	(0.2)	—
Net income (loss)	0.2	0.1	(0.7)	(0.4)	—

Net sales totaled $160.1 million in the second quarter of fiscal 2015 compared with $157.8 million in the second quarter of fiscal 2014, an increase of $2.3 million, or 1.5%. The increase in sales was driven by a $4.0 million increase in volume and a $2.1 million increase due to higher prices. These increases were partially offset by a negative impact from foreign currency translation of $3.3 million and lost sales due to the fire of $0.5 million. Sales volume growth in the second quarter of fiscal 2015 was led by our home improvement and automotive retail channels and our vehicle care business.

Gross profit decreased $1.7 million, or 2.3%, to $72.3 million in the second quarter of fiscal year 2015 compared with $74.0 million in the second quarter of fiscal 2014. Gross profit as a percentage of net sales decreased from 46.9% in the second quarter of fiscal 2014 to 45.2% in the second quarter of fiscal 2015 due to unfavorable sales mix and manufacturing performance resulting from decreased production during the 2015 period, which was largely a function of an intentional reduction of inventory.

Selling, distribution and administrative expenses decreased $0.8 million, or 1.1%, primarily due to the prior year period including $2.8 million of costs related to legal fees and settlements associated with the California Sales Representative Litigation (see Note 5 — Commitments and Contingencies). Partially offsetting the decrease in legal expenses are increases in employee compensation costs and professional fees.

Operating profit decreased $0.1 million in the second quarter of fiscal 2015 to a profit of $2.6 million compared with
$2.7 million in the second quarter of fiscal 2014.  In addition to the net impacts of the items discussed above, operating profit in the second quarter of fiscal 2015 benefitted from the inclusion of a $1.0 million gain resulting from insurance recoveries during the second quarter of fiscal 2015 for lost sales due to the fire.

Interest expense, net decreased from $3.4 million for the second quarter of fiscal 2014 to $1.9 million in the second quarter of fiscal 2015 primarily due to the inclusion of $1.0 million in interest expense associated with settlements made in the California Sales Representative Litigation in the second quarter of fiscal 2014.  The remaining decrease is due to lower borrowing costs associated with the 2014 Credit Facility as compared to the 2010 Credit Facility.  While interest associated with our debt is variable in nature, we expect net interest expense to range between $6.5 million and $7.5 million in fiscal 2015.

The effective tax rate for the second quarter of fiscal 2015 was 43.8%, compared with 28.1% in the second quarter of fiscal 2014. The increase was primarily due to an increase in non-deductible expenses, partially offset by increases in the benefit of lower foreign tax rates and the benefit for the release of a valuation allowance on state tax credits.

Diluted earnings (loss) per share in the second quarter of fiscal 2015 totaled $0.01, compared to $(0.03) in the second quarter of fiscal 2014.

First Half of Fiscal Year 2015 Compared with First Half of Fiscal Year 2014

The following table sets forth information comparing significant components of net income for the first half of fiscal 2015 with the first half of fiscal 2014.  Both dollar and percentage changes included within the table below were calculated from our condensed consolidated statements of operations.

	Six Months Ended February 28,
(dollars in millions)	2015	% of net sales	2014	% of net sales	Percent Change
Net sales	$328.4		$322.6		1.8
Gross profit	151.1	46.0	153.3	47.5	(1.4)
Selling, distribution and administrative expenses	141.6	43.1	142.3	44.1	(0.5)
Fire related gain, net	(1.0)	(0.3)	—	—	—
Acquisition and integration costs	—	—	1.0	0.3	(100.0)
Restructuring charges	0.5	0.2	—	—	—
Operating profit	10.0	3.0	10.0	3.1	(0.2)
Other expense (income)
Interest expense, net	3.7	1.1	5.8	1.8	(36.4)
Other expense, net	1.1	0.3	0.4	0.1	205.3
Income before income taxes	5.2	1.6	3.9	1.2	34.5
Income tax provision	1.9	0.6	1.5	0.5	30.9
Net income	3.3	1.0	2.4	0.7	36.6

Net sales totaled $328.4 million in the first half of fiscal 2015 compared with $322.6 million in the first half of fiscal 2014, an increase of $5.7 million, or 1.8%. This increase was mainly due to an $11.1 million increase in sales volume and a $3.2 million increase due to higher customer prices.  We realized sales growth in strategic end markets, such as home improvement retailers and transportation. These sales increases were partially offset by unfavorable foreign exchange of $5.3 million and lost sales due to the fire of $3.2 million.

Gross profit decreased $2.2 million, or 1.4%, to $151.1 million in the first half of fiscal 2015 compared with $153.3 million in the first half of fiscal 2014. Gross profit as a percentage of net sales decreased to 46.0% in the first half of fiscal 2015 as compared to 47.5% in the first half of fiscal 2014 primarily due to unfavorable sales channel mix.

Selling, distribution and administrative expenses decreased $0.7 million, or 0.5%, primarily due to the inclusion of $3.6 million of legal fees and settlement costs in the prior year period associated with the California Sales Representative Litigation (see Note 5 — Commitments and Contingencies). The decrease in legal expenses was partially offset by higher sales and marketing costs and increases in employee compensation costs and professional fees in the first half of fiscal 2015.

Operating profit in both the first half of fiscal 2015 and the first half of fiscal 2014 was $10.0 million. In addition to the net impacts of the items discussed above, operating profit in the first half of fiscal 2015 was also impacted by the inclusion of a $1.0 million gain resulting from insurance recoveries during the second quarter of fiscal 2015 for lost sales due to the fire.

Interest expense, net decreased from $5.8 million for the first half of fiscal 2014 to $3.7 million for the first half of fiscal 2015 due to the prior year period including $1.0 million in interest expense associated with settlements made in the California Sales Representative Litigation.  The decrease is also the result of lower borrowing costs associated with the 2014 Credit Facility as compared to the 2010 Credit Facility.

The effective tax rate for the first half of fiscal 2015 was 36.9%, compared with 37.9% in the first half of fiscal 2014. We anticipate that our effective tax rate will range between 36.0% and 38.0% for fiscal year 2015.

Diluted earnings per share generated in the first half of fiscal year 2015 totaled $0.14, compared to $0.11 in the first half of fiscal year 2014.

Liquidity and Capital Resources

We have three principal sources of near-term liquidity: (1) existing cash and cash equivalents; (2) cash generated by operations; and (3) available borrowing capacity under our 2014 Credit Facility, which provides for a maximum borrowing capacity of $323 million. As of February 28, 2015, we had approximately $109.8 million available under the 2014 Credit Facility. We have letters of credit totaling $2.6 million outstanding as of February 28, 2015 for the purpose of securing collateral requirements under our casualty insurance programs and securing certain environmental obligations. These letters of credit were issued under the 2014 Credit Facility, thereby reducing the total availability under the facility by such amount.  In November 2014, we redeemed $7.2 million of industrial revenue bonds that were due in 2018 using funds available under the 2014 Credit Facility.

As of February 28, 2015, we had $3.1 million in cash and cash equivalents, of which $1.7 million was held by our foreign subsidiaries. Cash and cash equivalents held by our foreign subsidiaries averaged $13.1 million during the first six months of fiscal 2015. If in the future it becomes necessary to use all or a portion of the accumulated earnings generated by our foreign subsidiaries for our U.S. operations, we would be required to accrue and pay U.S. income taxes on the funds repatriated for use within our U.S. operations. Determination of the amount of U.S. income taxes that would be required to be accrued is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits. Furthermore, our intent is to continue to reinvest earnings generated by our foreign subsidiaries indefinitely outside of the U.S. for purposes of, including but not limited to, growing our international operations.

We were in compliance with our debt covenants as of February 28, 2015, and we believe that our liquidity and capital resources are sufficient to meet our working capital, capital expenditure and other anticipated cash requirements over the next twelve months.  In fiscal 2015, we expect sources of cash to include cash flow from operations as well as insurance proceeds relating to the fire at our Aerosol Facility. Our intended uses of cash in fiscal 2015 include investments in the organization to promote organic growth and rebuilding our aerosol production capabilities, while in the past much of our cash uses were focused on external acquisitions. We have an effective shelf registration statement that registers the issuance of up to an aggregate of $300 million of equity, debt, and certain other types of securities through one or more future offerings. The net proceeds from the sale of any securities pursuant to the shelf registration statement may be used for general corporate purposes, which may include funding capital expenditures, pursuing growth initiatives, whether through acquisitions, joint ventures or otherwise, repaying or refinancing indebtedness or other obligations, and financing working capital.

Net debt, which is defined as current maturities of long-term debt plus long-term debt, less current maturities minus cash and cash equivalents, as of February 28, 2015, was $207.3 million, an increase of $14.7 million compared with August 31, 2014. The increase in net debt primarily reflects an increase in our outstanding debt and decrease in cash, primarily due to payments of accounts payable and a temporary build-up of inventory during the first half of fiscal 2015.

Cash Flow

We use available cash and cash flow provided by operating activities primarily to fund operations and capital expenditures. Net cash used for operating activities totaled $18.1 million during the first half of fiscal year 2015, compared with net cash provided by operating activities of $0.6 million in the prior year period. Operating working capital increased $9.9 million in the first half of fiscal 2015 driven by payments of accounts payable and increases in inventories of certain aerosol products produced by contract manufacturers and for certain seasonal promotional activities.

In the first half of fiscal 2015, we have received $17.9 million of insurance proceeds related to the fire. We have classified a total of $7.3 million of those proceeds as cash flow from operating activities, $6.3 million of which is presented as insurance proceeds for fire-related operating costs. That amount represents recoveries to defray such costs as cleaning and removing debris from the property.  The remaining $1.0 million, which was paid to us by our insurers related to lost sales due to the fire, is reflected within net income as a cash item on our condensed consolidated statement of cash flows for the first six months of fiscal 2015. The remaining $10.5 million of insurance proceeds are classified as cash flow from investing activities.

Included in cash flow provided by (used for) operating activities was $3.3 million and $6.7 million of interest payments in the first half of fiscal 2015 and 2014, respectively.  Cash flows from operating activities also included $4.0 million and $6.2 million of cash paid for income taxes in the first half of fiscal 2015 and 2014, respectively.

Management believes that investing in assets and programs that will increase the return on our invested capital over time is a key factor in creating stockholder value. We invested $5.2 million and $5.3 million in the first half of fiscal year 2015 and 2014, respectively. We expect to make capital expenditures of approximately $25 million to $30 million in fiscal year 2015, including amounts related to replacing our aerosol production capabilities.

Cash flow provided by financing activities was $2.4 million in the first half of fiscal 2015 as compared with $4.5 million in the first half of fiscal 2014.

Off-Balance Sheet Arrangements and Contractual Obligations

In our Form 10-K, we disclosed our off balance sheet arrangements and contractual obligations. As of February 28, 2015, there have been no material changes to those off-balance sheet arrangements and contractual obligations outside the ordinary course of business.

Critical Accounting Policies

There were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended August 31, 2014 during the first six months of fiscal 2015.

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

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks as part of our ongoing business due primarily to fluctuations in both interest rates and foreign exchange rates that could impact our results from operations and financial condition. There have been no material changes to our exposure from market risks from those disclosed in Part II, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” within the Form 10-K.

Item 4.                                   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of February 28, 2015, management has concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting as described in our Form 10-K (“material weakness”).

(b) Changes in Internal Control over Financial Reporting

Except as set forth below, during the three months ended February 28, 2015, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Plan for Remediation of Material Weakness in Internal Control over Financial Reporting

As previously discussed in our Form 10-K, we are in the process of remediating the material weakness in our internal control over financial reporting.  Our remediation plan includes enhancing our complement of resources with accounting and internal control knowledge through additional hiring and/or training to implement and perform additional controls over the preparation and review of manual journal entries and account reconciliations. Our plan also includes developing formal policies and improving processes, including reducing usage of manual journal entries and implementing an approval control for manual journal entries with the objective of preventing errors prior to posting to the general ledger.

Management, with the oversight of the Audit Committee of the Board of Directors, has made substantial progress toward remediation of the material weakness through the following actions:

•                  redesign and implementation of enhanced policies and procedures for preparation and review of account reconciliations;

•                  reduction in the number of manual journal entries by more than 50% per month through automation and rationalization efforts;

•                  development of policies and standard procedures for the documentation and review of manual journal entries;

•                  engagement of a consulting firm to assist with the analysis of underlying causes of the material weakness and the development and implementation of policies and procedures to remediate the material weakness; and

•                  hiring of temporary resources and recruitment of permanent resources to provide capacity to fully implement and sustain adherence to redesigned policies and procedures.

When fully implemented and operating effectively, we expect these enhancements will remediate the material weakness described above.  We have incurred and expect to incur additional costs associated with our remediation efforts.  We plan to remediate the material weakness during our fiscal year ended August 31, 2015.  However, we cannot determine how long it will take to fully and effectively execute our remediation plan, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

PART II. OTHER INFORMATION

Item 1.                                   Legal Proceedings

The Company is party to litigation incidental to our business from time to time. For additional information regarding litigation to which we are a party, see Note 5 — Commitments and Contingencies to our accompanying condensed consolidated financial statements for more details, which is incorporated by reference into this item.

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

REGISTRANT Zep Inc.

Date: April 8, 2015	/s/ John K. Morgan
JOHN K. MORGAN
CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

Date: April 8, 2015	/s/ Mark R. Bachmann
MARK R. BACHMANN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

Exhibit No.	Description
3(a)	Restated Certificate of Incorporation of Zep Inc.	Reference is made to Exhibit 3.1 of registrant’s Form 8-K as filed with the Securities and Exchange Commission on October 26, 2007, which is incorporated herein by reference.

3(b)	Amended and Restated By-Laws of Zep Inc. (effective January 8, 2014)	Reference is made to Exhibit 3(b) of registrant’s Form 8-K as filed with the Securities and Exchange Commission on January 9, 2014, which is incorporated herein by reference.

10.1	Severance Agreement, dated as of March 25, 2014, between Zep Inc. and Steven E. Nichols+	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

10.2	Form of Performance Stock Unit Award Agreement+	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

10.3	Form of Incentive Stock Option Agreement+	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

10.4	Form of Restricted Stock Award Agreement+	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

31(a)	Rule 13a-14(a)/15d-14(a) Certification, signed by John K. Morgan	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

31(b)	Rule 13a-14(a)/15d-14(a) Certification, signed by Mark R. Bachmann	Filed with the Securities and Exchange Commission as part of this Form 10-Q.

32(a)	Section 1350 Certification, signed by John K. Morgan

Furnished with the Securities and Exchange Commission as part of this Form 10-Q. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

32(b)	Section 1350 Certification, signed by Mark R. Bachmann

Furnished with the Securities and Exchange Commission as part of this Form 10-Q. Such certification shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

+  Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

*  Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) — February 28, 2015 and August 31, 2014; (ii) Condensed Consolidated Statements of Operations (Unaudited) — Three and Six Months Ended February 28, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) — Three and Six Months Ended February 28, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended February 28, 2015 and 2015; and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).